Form 10-Q
period 2020-03-31
Beam Therapeutics Inc.
filed 2020-05-12
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39208

Beam Therapeutics Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-5238376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Landsdowne Street Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 327-8775

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BEAM	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding as of May 8, 2020 was 51,485,115.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Part II, Item 1A of this report. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

When we use the terms “Beam,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q, we mean Beam Therapeutics Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$126,050	$37,221
Marketable securities	127,392	54,627
Prepaid expenses and other current assets	6,192	2,696
Total current assets	259,634	94,544
Property and equipment, net	24,802	24,290
Restricted cash	13,332	13,332
Operating lease right-of-use assets	22,126	18,957
Other assets	2,744	4,976
Total assets	$322,638	$156,099
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,101	$7,846
Accrued expenses and other current liabilities	8,480	7,852
Derivative liabilities	10,500	7,800
Current portion of lease liability	4,699	4,337
Current portion of equipment financing liability	1,660	1,303
Total current liabilities	31,440	29,138
Long-term lease liability	24,059	21,187
Long-term equipment financing liability	5,333	4,411
Other liabilities	412	418
Total liabilities	61,244	55,154
Commitments and contingencies (See Note 7, Leases, and Note 8, License agreements)
Redeemable convertible preferred stock	—	302,049
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 25,000,000 and no shares authorized at March 31, 2020 and December 31, 2019, respectively, and no shares issued or outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value; 250,000,000 and 205,000,000 shares authorized, 51,345,290 and 9,981,991 issued, and 49,077,350 and 7,326,185 outstanding at March 31, 2020 and December 31, 2019, respectively	491	73
Additional paid-in capital	494,749	1,851
Accumulated other comprehensive (loss) income	(344)	16
Accumulated deficit	(233,502)	(203,044)
Total stockholders’ equity (deficit)	261,394	(201,104)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$322,638	$156,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
License revenue	$6	$—
Operating expenses:
Research and development	21,549	9,179
General and administrative	6,812	3,929
Total operating expenses	28,361	13,108
Loss from operations	(28,355)	(13,108)
Other income (expense):
Change in fair value of derivative liabilities	(2,700)	(1,000)
Interest and other income, net	597	498
Total other expense	(2,103)	(502)
Net loss	$(30,458)	$(13,610)
Unrealized loss on marketable securities	(360)	—
Comprehensive loss	$(30,818)	$(13,610)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(30,458)	$(13,610)
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	(1,277)	(2,963)
Net loss attributable to common stockholders	$(31,735)	$(16,573)
Net loss per common share attributable to common stockholders, basic and diluted	$(1.03)	$(2.86)
Weighted-average common shares used in net loss per share attributable to common stockholders, basic and diluted	30,725,077	5,795,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance at December 31, 2018	119,308,387	$251,434	5,565,368	$56	$7,256	—	$(124,718)	$(117,406)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $0.1 million	11,308,397	37,901	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	2,963	—	—	(2,963)	—	—	(2,963)
Vesting of restricted common stock	—	—	388,562	4	(4)	—	—	—
Issuance of common stock related to license agreement	—	—	16,725	—	113	—	—	113
Stock-based compensation	—	—	—	—	869	—	—	869
Exercise of common stock options	—	—	12,502	—	7	—	—	7
Net loss	—	—	—	—	—	—	(13,610)	(13,610)
Balance at March 31, 2019	130,616,784	$292,298	5,983,157	$60	$5,278	$—	$(138,328)	$(132,990)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2019	130,616,784	$302,049	7,326,185	$73	$1,851	$16	$(203,044)	$(201,104)
Accretion of redeemable convertible preferred stock to redemption value	—	1,277	—	—	(1,277)	—	—	(1,277)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(130,616,784)	(303,326)	29,127,523	291	303,035	—	—	303,326
Issuance of common stock from initial public offering, net of issuance costs of $18.7 million	—	—	12,176,471	122	188,201	—	—	188,323
Vesting of restricted common stock	—	—	387,866	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	2,792	—	—	2,792
Exercise of common stock options	—	—	59,305	1	151	—	—	152
Other comprehensive loss	—	—	—	—	—	(360)	—	(360)
Net loss	—	—	—	—	—	—	(30,458)	(30,458)
Balance at March 31, 2020	—	$—	49,077,350	$491	$494,749	$(344)	$(233,502)	$261,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(30,458)	$(13,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,100	735
Amortization of investment premiums	(129)	—
Stock-based compensation expense	2,792	869
Change in operating lease right-of-use assets	952	206
Non-cash research and development license expense	264	113
Change in fair value of derivative liabilities	2,700	1,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,559)	(425)
Other long-term assets	(77)	(78)
Accounts payable	(471)	(1,517)
Accrued expenses and other liabilities	378	(595)
Operating lease liabilities	(879)	(382)
Financing milestone liabilities	—	(12,000)
Other long-term liabilities	(6)	(173)
Net cash used in operating activities	(27,393)	(25,857)
Investing activities
Purchases of property and equipment	(3,046)	(2,354)
Purchases of marketable securities	(117,719)	—
Maturities of marketable securities	44,723	—
Purchase of long-term investment	(750)	—
Net cash used in investing activities	(76,792)	(2,354)
Financing activities
Proceeds from issuance of Series B Preferred Stock, net	—	37,901
Proceeds from initial public offering, net of underwriting discount	192,510	—
Payment of initial public offering costs	(958)	—
Proceeds from equipment financings	1,625	—
Repayment of equipment financings	(315)	—
Proceeds from exercise of stock options	152	7
Net cash provided by financing activities	193,014	37,908

Net change in cash, cash equivalents and restricted cash	88,829	9,697
Cash, cash equivalents and restricted cash—beginning of period	50,553	147,936
Cash, cash equivalents and restricted cash—end of period	$139,382	$157,633

Supplemental disclosure of cash flow information:
Cash paid for interest	$134	$—

Supplemental disclosure of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$303,326	$—
Property and equipment additions in accounts payable and accrued expenses	$1,032	$1,573
Operating lease liabilities arising from obtaining right-of-use assets	$4,032	$—
Issuance of common stock for research and development license	$—	$113
Equity issuance costs in accounts payable and accrued expenses	$707	$—
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	$1,277	$2,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of the business and basis of presentation

Organization

Beam Therapeutics Inc. (the “Company” or “Beam”) is a research stage biotechnology company committed to creating a new class of precision genetic medicines, based on the Company’s proprietary base editing technology, with a vision of providing life-long cures to patients suffering from serious diseases. The Company was incorporated in January 2017 as a Delaware corporation and began operations in July 2017. Its principal offices are in Cambridge, Massachusetts.

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

In connection with the Company’s initial public offering, or IPO, the Company’s board of directors approved a one-for-4.4843 reverse stock split of its issued and outstanding common stock and stock options and a proportional adjustment to the existing conversion ratios for the Company’s redeemable convertible preferred stock effective as of January 24, 2020. Accordingly, all common stock shares, per share amounts, and additional paid in capital amounts for all periods presented in the accompanying financial statements have been retroactively adjusted, where applicable, to reflect the reverse stock split and adjustment to the preferred stock conversion ratios.

In February 2020, the Company completed its IPO in which the Company issued and sold 12,176,471 shares of its common stock, including 1,588,235 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $207.0 million. The Company received approximately $188.3 million in net proceeds after deducting underwriting discounts and estimated offering expenses payable by the Company. In connection with the IPO, all outstanding shares of redeemable convertible preferred stock converted into 29,127,523 shares of the Company’s common stock.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $233.5 million as of March 31, 2020. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities as of March 31, 2020 of $253.4 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2020, the results of its operations and other comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 30, 2020.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Beam Therapeutics Inc. and its wholly owned subsidiaries, Blink Therapeutics Inc., or Blink, which is a Delaware subsidiary that holds certain intellectual property related to RNA base editing, and Beam Therapeutics Securities Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities. All intercompany transactions and balances have been eliminated in consolidation.

COVID-19-related significant risks and uncertainties

With the global spread of the ongoing coronavirus disease of 2019, or COVID-19, pandemic in the first and second quarters of 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. In March 2020, to protect the health of its employees, and their families and communities, the Company restricted access to its offices to personnel who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at its facilities at any one time, and requested that most of its employees work remotely. In May 2020, as restrictions are eased and the number of remote employees are reduced, the Company expects to incur additional costs to provide a safe working environment to its onsite employees.

The extent to which the COVID-19 pandemic impacts the Company’s business, its corporate development objectives, results of operations and financial condition, and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements, and the effectiveness of actions taken globally to contain and treat the disease. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the first quarter of 2020, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 30, 2020. Since the date of those financial statements, there have been no changes to Beam’s significant accounting policies.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from these estimates.

The COVID-19 pandemic may have an impact on the development timelines of the Company’s pre-clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Cash, cash equivalents, and restricted cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with an original maturity of three months or less at the date of purchase. Restricted cash represents collateral provided for letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statement of cash flows (in thousands):

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$126,050	$156,138
Restricted cash	13,332	1,495
Total cash, cash equivalents, and restricted cash	$139,382	$157,633

Recent accounting pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements, or ASC 808, which clarifies certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. ASC 808 will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. A retrospective adoption to the date the Company adopted ASC 606, Revenue from Contracts with Customers, is required by recognizing a cumulative-effect adjustment to the opening balance or retained earnings of the earliest period presented. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Leasehold improvements	$12,670	$12,653
Lab equipment	13,573	12,029
Furniture and fixtures	1,040	1,040
Computer equipment	547	547
Construction in process	2,236	2,185
Total property and equipment	30,066	28,454

Less accumulated depreciation	(5,264)	(4,164)
Property and equipment, net	$24,802	$24,290

Depreciation expense for the three months ended March 31, 2020 and 2019 was $1.1 million, and $0.7 million, respectively.

4. fair Value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities, and success payment derivative liabilities pursuant to the license agreement between Harvard University, or Harvard, and the Company, or the Harvard License Agreement, and the license agreement between Broad Institute of MIT and Harvard, or Broad Institute, and Blink, or the Broad License Agreement.

ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 – Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at March 31, 2020 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$70,322	$70,322	$70,322	$—	$—
Commercial paper	37,255	37,255	—	37,255	—
Corporate notes	17,306	17,306	—	17,306	—
Marketable securities:
Commercial paper	72,971	72,971	—	72,971	—
Corporate notes	54,421	54,421	—	54,421	—
Total assets	$252,275	$252,275	$70,322	$181,953	$—

Liabilities
Success payment liability – Harvard	$5,200	$5,200	$—	$—	$5,200
Success payment liability – Broad Institute	5,300	5,300	—	—	5,300
Total liabilities	$10,500	$10,500	$—	$—	$10,500

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2019 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$6,172	$6,172	$6,172	$—	$—
Commercial paper	3,986	3,986	—	3,986	—
Marketable securities:
Commercial paper	36,889	36,889	—	36,889	—
Corporate notes	17,738	17,738	—	17,738	—
Total assets	$64,785	$64,785	$6,172	$58,613	$—

Liabilities
Success payment liability – Harvard	$3,900	$3,900	$—	$—	$3,900
Success payment liability – Broad Institute	3,900	3,900	—	—	3,900
Total liabilities	$7,800	$7,800	$—	$—	$7,800

Cash equivalents – Money market funds included within cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Commercial paper and corporate notes are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

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

Success Payment Liabilities – As discussed further in Note 8, License Agreements, the Company is required to make success payments determined based upon the achievement of specified multiples of the initial weighted average value of the Company’s Series A Preferred at specified valuation dates. The Company’s liability for success payments under the Harvard License Agreement and Broad License Agreement are carried at fair value. To determine the estimated fair value of the success payment liability, the Company uses a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables.

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Fair value of Series A Preferred (per share) (1)	$—	$3.60	$—	$3.60
Fair value of common stock (per share)	18.00	—	18.00	—
Expected volatility	73%	72%	73%	72%
Expected term (years)	1.10-9.25	0.10-8.01	1.10-10.11	0.10-8.01

(1)

The effect of the Company’s one-for-4.4843 reverse stock split in January 2020 only applied to its common stock and did not impact its redeemable convertible preferred stock. As such, the Series A Preferred fair value per share as of December 31, 2019 does not show the effect of the reverse stock split. If adjusted for the effect of the reverse stock split, the fair value per share of Series A Preferred would be $16.14 on December 31, 2019. Upon completion of the Company’s IPO, all outstanding shares of redeemable convertible preferred stock converted into shares of the Company’s common stock.

At December 31, 2019, the fair value of the Series A Preferred was determined by management with the assistance of an independent third-party specialist. At March 31, 2020, the fair value of the common stock was the market value of the Company’s common stock. The computation of expected volatility was estimated using available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. In addition, the Company incorporated the estimated number, timing, and probability of valuation measurement dates in the calculation of the success payment liability.

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Three Months Ended March 31, 2020
	Harvard	Broad Institute	Total
Balance at December 31, 2019	$3,900	$3,900	$7,800
Changes in fair value	1,300	1,400	2,700
Balance at March 31, 2020	$5,200	$5,300	$10,500

5. Marketable securities

The following table summarizes the Company’s marketable securities held at March 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$72,976	$9	$(14)	$72,971
Corporate notes	54,760	—	(339)	54,421
Total	$127,736	$9	$(353)	$127,392

The following table summarizes the Company’s marketable securities held at December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$36,875	$14	$—	$36,889
Corporate notes	17,736	2	—	17,738
Total	$54,611	$16	$—	$54,627

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2020, the balance in accumulated other comprehensive (loss) income was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three months ended March 31, 2020 and 2019 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same period.

The Company held 26 debt securities in an unrealized loss position at March 31, 2020. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at March 31, 2020 was $73.1 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities, and as of March 31, 2020 the Company did not intend to sell, and was more than likely not required to sell, the debt securities in a loss position before recovery of their amortized cost bases. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of March 31, 2020. The contractual maturity date of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Research costs (1)	$4,285	$1,548
Employee compensation and related benefits	1,253	3,531
Professional fees	1,760	1,541
Other	1,182	1,232
Total	$8,480	$7,852

(1)

In March 2020, the Company determined that a patent under its license agreement with Bio Palette Co., Ltd., or Bio Palette, became probable of issuance and recognized $2.3 million of research and development expense during the three months ended March 31, 2020. Refer to Note 8, License Agreements, for further discussion of the Bio Palette license agreement.

7. Leases

Operating leases

The Company’s operating leases are as follow:

•

A February 2018 lease for 38,203 square feet of office and laboratory space, which commenced in March 2018 and terminates in September 2028. The lease is subject to fixed-rate rent escalations and provided for $6.1 million in tenant improvements and a term extension option, which was not probable of exercise.

•

An October 2018 lease for laboratory space, which commenced in April 2019 and was amended in March 2020. The amended lease commenced in March 2020 and terminates in March 2023. The amended lease is subject to fixed-rate rent escalations and provides an option to extend the lease for an additional year through March 31, 2024, which was determined by the Company to be reasonably certain of being exercised. Upon commencement, the Company recorded an operating lease right-of-use, or ROU, asset and a lease liability of $4.2 million.

•	Leases in June and July 2019 for office and laboratory space, both of which commenced in October 2019 and terminate in December 2021. The leases are subject to fixed-rate rent escalations.

The following table summarizes operating lease costs as well as sublease income (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$1,598	$708
Variable lease costs	288	159
Short-term lease costs	—	50
Sublease income	—	(9)
Total	$1,886	$908

The following table summarizes the lease term and discount rate:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.8 years	7.4 years
Weighted-average discount rate
Operating leases	9.7%	9.8%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating cash flows used for operating leases	$1,525	$748
Operating lease liabilities arising from obtaining right-of-use assets	4,032	—

At March 31, 2020, the future minimum lease payments for the Company’s operating leases for each of the years ending December 31 were as follows (in thousands):

Remainder of 2020	$5,487
2021	6,538
2022	4,777
2023	4,912
2024	3,808
2025	3,585
Thereafter	10,411
Undiscounted lease payments	39,518

Less: imputed interest	(10,760)
Total operating lease liabilities	$28,758

In addition to the leases discussed above, the Company is party to an April 2019 lease for office and laboratory space to be built, with the lease for the first phase expected to commence at the earliest in late 2021 and the second phase expected to commence at the earliest in first half of 2023. The lease will terminate 12 years from the second phase commencement date. The lease is subject to fixed-rate rent escalations and provides for $23.4 million in tenant improvements and the option to extend the lease for two terms of 5 years each. Upon executing the lease, the Company made a security deposit of $11.8 million in the form of a letter of credit, which is included in restricted cash as of March 31, 2020. As the lease had not commenced, the Company has not recorded an operating lease ROU asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The minimum amount of anticipated undiscounted lease payments due under the MIT lease is $168.7 million. Further, the tabular disclosure of minimum lease payments above does not include payments due under this lease.

Financing obligations

In July 2019 and October 2019, the Company sold certain equipment to a leasing company. Contemporaneous with the closing of the sale, the Company entered into a lease agreement with the leasing company with a term of four years pursuant to which the Company leased back the equipment.

Further, in February 2020, the Company sold additional equipment to the leasing company for a total of $1.6 million and, concurrently, entered into a lease agreement with the leasing company to lease back the equipment for an annual rent of $0.5 million over a term of four years.

The equipment leases are being accounted for as financings as the lease terms are for substantially all the remaining economic life of the underlying equipment. Management concluded that control, including the significant risks and rewards of ownership, did not effectively transfer to the buyer-lessor at the inception of the sale and leaseback transactions. As a result, the transactions are accounted for as failed sale and leasebacks and result in the recognition of financing liabilities.

The future minimum payments related to the equipment financing obligations at March 31, 2020, for each of the years ending December 31 were as follows (in thousands):

Remainder of 2020	$1,651
2021	2,200
2022	2,200
2023	1,549
2024	70
Total	7,670

Less: amounts representing interest at 8.56%	(1,212)
Plus: residual values	535
Financing obligations	$6,993

Total paydown of principal and interest expense related to the equipment financing obligations were $0.3 million and $0.1 million, respectively for the three months ended March 31, 2020.

8. License agreements

Harvard license agreement

Under the terms of the Harvard License Agreement, Harvard is entitled to receive success payments, determined based upon the achievement of specified multiples of the initial weighted average value of the Company’s Series A Preferred at specified valuation dates. The Company is required to make success payments to Harvard during a period of time, or the Harvard Success Payment Period, which has been determined to be the later of (1) the ninth anniversary of the Harvard License Agreement or (2) the earlier of (a) the 12th anniversary of the Harvard License Agreement and (b) the third anniversary of the first date on which a licensed product receives regulatory approval in the United States. During the Harvard Success Payment Period, the Company will perform a valuation on each rolling 90-day period, commencing one year after the Company’s IPO. As of March 31, 2020 and December 31, 2019, the Company has recorded $5.2 million and $3.9 million, respectively, for the estimated fair value of the success fee derivative liability. During the three months ended March 31, 2020 and 2019, the Company recorded $1.3 million and $0.5 million, respectively, of other expense related to the remeasurement of the liability. As of March 31, 2020, no success payments were paid or due to Harvard.

In addition, Harvard was entitled to receive financing milestone payments, which were paid by the Company during the three months ended March 31, 2019.

The annual maintenance fee under the Harvard License Agreement is recorded as research and development expense. Patent prosecution costs are recognized as expense in the period incurred. As of March 31, 2020, the Company determined that product development and regulatory approval milestones and royalties under the Harvard License Agreement were not probable and, as such, no amounts were recognized for the three months ended March 31, 2020.

Broad license agreement

Under the terms of the Broad License Agreement, Broad Institute is entitled to receive success payments, determined based upon the achievement of specified multiples of the initial weighted average value of the Blink Series A Preferred at specified valuation dates. The Company is required to make success payments to Broad Institute during a period of time, or the Broad Success Payment Period, which has been determined to be the earliest of (1) the twelfth anniversary of the Broad License Agreement, or (2) the third anniversary of the first date on which a licensed product receives regulatory approval in the United States. During the Broad Success Payment Period, the Company will perform a valuation on each rolling 90-day period, commencing one year after the Company’s IPO. As of March 31, 2020 and December 31, 2019, the Company has recorded $5.3 million and $3.9 million, respectively, for the estimated fair value of a success fee derivative liability. During the three months ended March 31, 2020 and 2019, the Company recorded $1.4 million and $0.5 million, respectively, of other expense related to the remeasurement of this liability. As of March 31, 2020, no success payments were paid or payable to Broad Institute.

In addition, Broad Institute was entitled to receive financing milestone payments, which were paid by the Company during the year ended December 31, 2019.

The annual maintenance fee under the Broad License Agreement is recorded as research and development expense. Patent prosecution costs are recognized as expense in the period incurred. As of March 31, 2020, the Company determined that product development and regulatory approval milestones and royalties under the Broad License Agreement were not probable and, as such, no amounts were recognized for the three months ended March 31, 2020.

Editas license agreement

In May 2018, the Company entered into a license agreement, or the Editas License Agreement, with Editas Medicine, Inc., or Editas, for certain intellectual property rights owned or controlled by Editas, for specified uses. Under the Editas License Agreement, Editas granted to the Company a worldwide, exclusive, sublicensable, license (subject to certain exceptions and conditions) under certain intellectual property controlled by Editas for the use of base editing therapies for the treatment of any field of human diseases and conditions, subject to certain exceptions, or the Beam Field, and the licenses granted or to be granted under the Editas License Agreement, or the Editas Development and Commercialization License). Additionally, Editas granted to the Company a royalty-free, non-exclusive license under certain intellectual property owned or controlled by Editas to perform research activities in the Beam Field. Editas provided the Company with an exclusive option to obtain an Editas Development and Commercialization License to three additional groups of intellectual property owned or controlled by Editas, on a group by group basis, during the specified option period, subject to certain exceptions. Pursuant to the Editas License Agreement, the Company will use commercially reasonable efforts to develop a product that includes the rights licensed to the Company within a specified period of time and to commercialize any such products that have received regulatory approval in certain specified countries.

The annual maintenance fees under the Editas License Agreement are recorded as research and development expense. Annual patent costs are expensed as incurred. In addition, the Company is required to make certain development, regulatory and commercial milestone payments to Editas upon the achievement of specified milestones. The triggering of these milestone payments was not probable and, as such, no amounts were recognized for the three months ended March 31, 2020.

Bio Palette

In March 2019, the Company entered into a license agreement with Bio Palette pursuant to which Beam received an exclusive (even as to Bio Palette), sublicensable license under certain patent rights related to base editing owned or controlled by Bio Palette to exploit products for the treatment of human disease throughout the world, but excluding products in the microbiome field in Asia, or the Bio Palette License Agreement. In addition, the Company granted Bio Palette an exclusive (even as to Beam) license under certain patent rights related to base editing and gene editing owned or controlled by the Company to exploit products in the microbiome field in Asia. Each party to the agreement retains non-exclusive rights to develop and manufacture products in the microbiome field worldwide for the sole purpose of exploiting those products in its own territory. Each party agrees to certain coordination obligations in the microbiome field if either party determines not to exploit their rights in such field.

Upon the execution of the Bio Palette License Agreement, the Company paid Bio Palette an upfront fee of $0.5 million and issued to Bio Palette 16,725 shares of its common stock valued at $0.1 million, which were recorded as research and development expense for the three months ended March 31, 2019. Upon the issuance of a certain Bio Palette patent in the United States, the Company will pay a milestone payment of $2.0 million and will issue to Bio Palette 39,025 shares of its common stock valued at $0.3 million. As of March 31, 2020, the Company determined that the patent was probable of issuance and has recognized $2.3 million as research and development expense for the three months ended March 31, 2020.

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

As of March 31, 2020, the Company determined that milestones and royalties under the agreement were not probable of recognition.

Verve

In April 2019, Beam entered into a Collaboration and License Agreement with Verve Therapeutics, Inc., or Verve, to investigate gene editing strategies to modify genes associated with an increased risk of coronary diseases. Under the terms of the agreement, the Company granted Verve an exclusive license to certain base editor technology and certain delivery technology, and improvements and Verve granted Beam a non-exclusive license under certain know-how and patents controlled by Verve, an interest in joint collaboration technology and an exclusive license (except as to Verve) under certain delivery technology.

As of March 31, 2020, the Company determined that milestones and royalties under the agreement were not probable of recognition.

10. Preferred and common stock

During the three months ended March 31, 2020, the Company authorized preferred stock issuable of 25,000,000 shares and increased its authorized common stock issuable to 250,000,000 shares, both with a $0.01 par value per share.

The Company’s board of directors approved a one-for-4.4843 reverse stock split of its common stock and stock options and a proportional adjustment to the existing conversion ratios for the Company’s redeemable convertible preferred stock effective as of January 24, 2020. Accordingly, all common stock shares, per share amounts, and additional paid-in capital amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

In February 2020, the Company completed its IPO in which the Company issued and sold 12,176,471 shares of its common stock, including 1,588,235 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $207.0 million. The Company received approximately $188.3 million in net proceeds after deducting underwriting discounts and estimated offering expenses payable by the Company. In connection with the IPO, all outstanding shares of Preferred Stock converted into 29,127,523 shares of the Company’s common stock.

11. Stock option and grant plan

Stock option and grant plan

The 2017 Stock Option and Grant Plan adopted by the board of directors in June 2017 and amended in February and May 2019, provides for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the issuance or purchase of shares of the Company’s common stock.

In February 2020, the Company’s board of directors adopted the Beam Therapeutics Inc. 2019 Equity Incentive Plan, or the 2019 Plan, and, subsequent to the IPO, all equity-based awards will be granted under the 2019 Plan. The 2019 Plan provides for grant of qualified and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other share-based awards to the Company’s employees, officers, directors, advisors, and outside consultants. As of March 31, 2020, the Company had 8,431,743 shares reserved and 2,768,145 shares available for future issuance under the 2019 Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,773	$507
General and administrative	1,019	362
Total stock-based compensation expense	$2,792	$869

Stock options

A summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2019	4,791,047	$4.72
Granted	949,640	17.15
Exercised	(59,305)	2.56
Forfeitures	(17,784)	8.56
Outstanding at March 31, 2020	5,663,598	6.72
Exercisable as of March 31, 2020	1,097,819	1.66

The weighted-average grant date fair value per share of options granted in the three months ended March 31, 2020 was $12.06. As of March 31, 2020, there was $24.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.66 years.

Restricted stock

The following summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2019	2,655,806	$2.73
Issued	—	—
Vested	(387,866)	2.25
Unvested as of March 31, 2020	2,267,940	$2.81

At March 31, 2020, there was approximately $6.4 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 1.6 years.

12. Net loss per share attributable to common stockholders

As noted above, for periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Redeemable convertible preferred stock	—	29,127,543
Unvested restricted stock	2,267,940	3,826,370
Outstanding options to purchase common stock	5,663,598	3,165,049
Total	7,931,538	36,118,962

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(31,735)	$(16,573)
Denominator:
Weighted average number of common shares, basic and diluted	30,725,077	5,795,481
Net loss per common share attributable to common stockholders, basic and diluted	$(1.03)	$(2.86)

13. Income taxes

During the three months ended March 31, 2020 and 2019, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

14. Related party transactions

For the three months ended March 31, 2020 and 2019, the Company made payments of $0.1 million and $0.1 million, respectively, to its three founder shareholders for scientific consulting and other expenses.

The Company has entered into collaboration and license agreements with Prime Medicine and Verve. The Company and Prime Medicine have a common founder and several common board members. The Company and Verve have a common board member. During the three months ended March 31, 2020 and 2019, the Company purchased shares of Verve series A preferred stock valued at $0.8 million and $0.4 million, respectively.

15. Subsequent events

The Company evaluated all subsequent events through May 12, 2020, the date that these condensed consolidated financial statements were issued to determine if such events should be reflected in these condensed consolidated financial statements.

Lease amendment

In April 2020, the Company entered into a third amendment of its March 2020 amended lease agreement for laboratory space in Cambridge, Massachusetts. The amended lease commenced in April 2020 and will expire on December 31, 2025. The lease provides an option to extend the lease for two additional two-year periods through December 31, 2029, which were not determined by the Company to be reasonably certain of being exercised. As the commencement date of the leases has not occurred at March 31, 2020, no operating lease ROU asset or lease liability has been recorded in the accompanying condensed consolidated balance sheets for this amendment. The incremental increase in total amount of undiscounted lease payments as a result of the amended lease is approximately $1.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part II, Item 1A. and elsewhere in this Quarterly Report on Form 10-Q.

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

We are currently advancing a broad, diversified portfolio of base editing programs against distinct editing targets, with each program progressing along a clearly defined scientific path and utilizing the full range of our development capabilities. To unlock the full potential of our base editing technology across a wide range of therapeutic applications, we are pursuing a comprehensive suite of clinically validated delivery modalities in parallel. For a given tissue type, we use the delivery modality with the most compelling biodistribution.

COVID-19

With the global spread of the ongoing COVID-19 pandemic in the first and second quarters of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business. In March 2020, to protect the health of our employees, and their families and communities, we restricted access to our offices to personnel who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our employees work remotely. In May 2020, as restrictions are eased and the number of remote employees is reduced, we expect to incur additional costs to provide a safe working environment to our onsite employees.

The extent to which the COVID-19 pandemic impacts our business, our corporate development objectives, results of operations and financial condition, including and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements, and the effectiveness of actions taken globally to contain and treat the disease. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

While the COVID-19 pandemic did not significantly impact our business or results of operations during the first quarter of 2020, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

Our base editing portfolio

Our programs are organized by delivery modality into three distinct pipelines: electroporation for efficient delivery to blood cells and immune cells ex vivo; lipid nanoparticles, or LNPs, for non-viral in vivo delivery to the liver and potentially other organs in the future; and adeno-associated viral vectors, or AAV, for viral delivery to the eye and central nervous system, or CNS. We have achieved proof-of-concept in vivo with long-term engraftment of ex vivo base edited human CD34 cells in mice for our Hereditary Persistence of Fetal Hemoglobin, or HPFH, program. Additionally, in the second quarter of 2020, we have published data on our Makassar precise correction sickle cell program, demonstrating that our adenine base editors, or ABEs, can efficiently convert the causative Hemoglobin S, or HbS, point mutation to HbG-Makassar, a naturally-occurring human variant that does not cause hemoglobin to polymerize, or red cells to sickle. With respect to our liver disease programs, also in the second quarter of 2020, we have shown the ability to directly correct the mutation causing alpha-1 antitrypsin deficiency, providing both in vitro and in vivo proof of concept for base editing to correct this disease. We have also successfully demonstrated feasibility of base editing with each of our three delivery modalities in relevant cell types for electroporation and AAV and in vivo in mice for LNP.

Beyond the in vivo proofs-of-concept already established, we expect to achieve additional milestones in 2020, which could include engraftment studies with our Makassar corrected CD34+ cells, xenograft models for our CAR-T programs or additional in vivo based editing in our programs using LNP or AAV delivery. If successful, and provided the COVID-19 pandemic does not cause our timelines to slip materially, this will allow us to initiate investigational new drug, or IND, enabling studies beginning in 2020. We expect to submit an initial wave of IND filings beginning in 2021.

The modularity of our platform means that establishing preclinical proof-of-concept of base editing using a particular delivery modality will potentially reduce risk and accelerate the timeline for additional product candidates that we may develop targeting the same tissue. In some cases, a new product candidate may only require changing the guide RNA. Subsequent programs using the same delivery modality can also take advantage of shared capabilities and resources of earlier programs. In this way, we view each delivery modality as its own unique pipeline, where the success of any one program may pave the way for a large number of additional programs to progress quickly to the clinic.

Ex vivo electroporation for hematologic diseases and oncology

Sickle Cell Disease and Beta-Thalassemia

We are using base editing to pursue two complementary approaches to treating sickle cell disease and one to treat beta-thalassemia:

•	a differentiated approach to elevating fetal hemoglobin which could be used in treatments for both sickle cell disease and beta-thalassemia; and
•	a novel approach to directly correcting the sickle mutation.

Approach 1: Recreate naturally occurring protective HPFH mutations to elevate HbF

The beneficial effects of fetal hemoglobin tetramer, or HbF, which is the fetal form of hemoglobin, to compensate for mutations in adult hemoglobin were first identified in individuals with a condition known as HPFH. Beta-thalassemia or sickle cell disease patients who also have HPFH are asymptomatic or experience a much milder form of their disease. HPFH is caused by single base changes in the regulatory region of the genes, HBG1 and HBG2, which prevents binding of one or more repressor proteins and increases the expression of gamma globin, which is half of the HbF tetramer.

Using base editing, we reproduce these specific, naturally occurring base changes in the regulatory elements of the gamma globin genes, preventing binding of repressor proteins and leading to re-activation of gamma globin expression, and thus the increase in gamma globin levels. Our in vitro and in vivo characterization shows ex vivo delivery of ABEs achieved precise editing, resulting in long-term engraftment and therapeutically relevant increases in target gene expression.

Further in vitro characterization:

•	We demonstrated optimization of editing achieves >90% editing in healthy donor CD34 cells in vitro.
•

We demonstrated gamma globin upregulation following erythroid differentiation is highly correlated (R2=0.993) with editing rates, where at >90% editing we achieve >60% increase in gamma globin in healthy donor CD34+ cells.

•

Successful editing of CD34+ cells from a homozygous sickle cell disease patient, demonstrating a greater than 60% increase in gamma globin levels with a concomitant decrease to less than 40% sickle beta globin levels in vitro after in vitro differentiation.

In vivo performance:

•	We demonstrated that edited CD34+ cells from a healthy donor engraft with high chimerism and maintain >90% editing after 16 weeks in immunocompromised mice.
•	We demonstrated after 16-week engraftment that these cells lead to successful multilineage reconstitution with >90% base editing achieved in sorted human HSPCs, myeloid, lymphoid and erythroid cells.
•	We replicated these findings with cells from a second donor at 18 weeks post-engraftment.

Approach 2: Direct correction of the sickle cell point mutation

Our second base editing approach for sickle cell disease is a direct correction of the causative HbS point mutation at position 6 of the beta globin gene. By making a single A-to-G edit, we have demonstrated in primary human CD34+ cells, isolated from sickle cell disease patients, the ability to create the naturally occurring Makassar variant of hemoglobin. This variant, which was originally identified in humans in 1970, has the same function as the wild-type variant and does not cause sickle cell disease. Distinct from other approaches, cells that are successfully edited in this way are fully corrected, no longer containing the sickle protein.

Using our ABE platform to edit CD34+ hematopoietic stem and progenitor cells, or HSPCs, isolated from donors with sickle cell disease, we achieved greater than 80% correction of the HbS point mutation to the HbG-Makassar variant, following in vitro erythroid differentiation. As expected, we observed the simultaneous reduction of HbS to less than 20% of control levels. In addition, more than 70% of erythroid colonies derived from edited patient cells showed biallelic editing, with 20% monoallelic, and 2% unedited. Further, the correction of the HbS protein to the HbG-Makassar variant was shown to very significantly reduce the propensity of in vitro differentiated erythroid cells to sickle when subjected to hypoxia. These findings represent therapeutic levels of correction and support advancement of this program to potentially address the underlying genetic cause of sickle cell disease. Published modeling studies suggest that 20% correction of HbS may be sufficient to cure the disease.

Ex vivo electroporation for multiplex editing of advanced cell therapies

CAR-T Cell Therapies in Immunology/Oncology

We believe that base editing is an ideal tool to simultaneously multiplex edit a large number of genes, without chromosomal rearrangements, to endow allogeneic CAR-T cells with a combination of features that may dramatically enhance their therapeutic potential.

Our proof-of-concept experiments demonstrate the ability of base editing to make simultaneous multiplex edits with very high efficiencies (85% to 95%) and without the generation of chromosomal rearrangements. In these experiments, we saw no significant loss of editing the efficiency from a single edit to a simultaneous triple edit. The high level of genetic editing resulted in the expected loss of expression of the corresponding proteins on the surface of the cells, which demonstrates that 90% of cells achieved complete loss of CD3 (TRAC gene) and of ß2M proteins.

Importantly, no chromosomal rearrangements were seen, as detected by a sensitive method (UDiTaSTM) following editing with the C base editor. By contrast, in Cas9 nuclease-treated cells, chromosomal rearrangements were readily detected.

Notably, nuclease-treated cells also demonstrated a growth deficit compared to controls, as the number of simultaneous edits rises. By contrast, base edited cells grew normally, consistent with a potentially more efficient manufacturing process for base edited cells.

Finally, the triple-edited cells were highly functional in in vitro assays that measured secreted interferon gamma, a biomarker of T cell activity. High levels of interferon were only released after the CAR-T cells interacted with cells expressing the targeted antigen and not with cells lacking the antigen, demonstrating the functional recognition of the antigen by the CAR.

Non-Viral delivery for liver diseases

Alpha-1 Antitrypsin Deficiency

With the high efficiency and precision of our base editors, we aim to utilize our ABEs to enable the programmable conversion of A-to-T and G-to-C base pairs and precisely correct the E342K point mutation, also referred to as the PiZ mutation or the PiZ allele, back to the wild type sequence.

For a recent study, we engineered novel ABEs and guide RNAs capable of correcting the PiZ mutation, and then applied a proprietary non-viral lipid nanoparticle formulation to deliver the optimized reagents to the livers of PiZ transgenic mice. This direct editing approach resulted in an average of 16.9% correction of beneficial alleles at 7 days and 28.8% at three months. This significant increase over the period suggests that corrected hepatocytes may have a proliferative advantage relative to uncorrected cells. In addition, treated mice demonstrate decreased alpha-1 antitrypsin, or A1AT, globule burden within the liver and a durable, significant increase in serum A1AT active protein at three months, roughly 4.9-fold higher than in controls, levels which we believe would be therapeutic if achieved in patients. These data indicate the potential for base editing to treat both lung and liver manifestations of Alpha-1 antitrypsin deficiency, supporting the therapeutic opportunity for base editing in treating this disease.

Glycogen Storage Disease 1a

Our approach to treating patients with glycogen storage disease 1a, or GSD1a, is to apply base editing via LNP delivery to repair the two most prevalent mutations that cause the disease, R83C and Q347X. It is estimated that these two-point mutations account for 900 and 500 patients, respectively, in the United States, representing approximately 59% of all GSD1a patients. Animal studies have shown that as little as 11% of normal G6Pase activity in liver cells is sufficient to restore fasting glucose; however, this level must be maintained in order to preserve glucose control and alleviate other serious, and potentially fatal, GSD1a sequelae

We have identified product candidates that can correct up to 80% of the alleles in cells harboring the Q347X point mutation and approximately 60% of the alleles in cells harboring the R83C mutation as shown in the figures below. Correction of at least 11% is expected to be clinically relevant and potentially disease modifying for GSD1a patients.

Viral delivery for ocular and CNS disorders

Stargardt Disease

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

We have identified a base editor that is able to edit approximately 45% of the alleles in recombinant cells carrying the human mutated sequence. Given that the base editor is larger than the packaging capacity of a single AAV, we use a split AAV system that delivers the base editor via two AAV vectors. Once inside the cell, the two halves of the editor are recombined to create a functional base editor. In human retinal pigment epithelial cells, or ARPE-19 cells, we have demonstrated approximately 50% editing of a surrogate base positioned immediately adjacent to the target base, which would be present in a diseased cell. If edited, this surrogate base would result in a synonymous change (i.e., no change to the amino acid).

Critical accounting policies and significant judgements

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to stock-based compensation, variable interest entities, fair value measurements, and leases. There have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Financial operations overview

General

We were incorporated on January 25, 2017 and commenced operations shortly thereafter. Since our inception, we have devoted substantially all of our resources to building our base editing platform and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our redeemable convertible preferred stock and proceeds from our IPO.

We are a development stage company, and all of our programs are at a preclinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the three months ended March 31, 2020 and 2019 were $30.5 million and $13.6 million, respectively. As of March 31, 2020, we had an accumulated deficit of $233.5 million. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we continue our preclinical development of product candidates; advance these product candidates toward clinical development; further develop our base editing platform; research activities as we seek to discover and develop additional product candidates; maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hiring research and development, clinical and commercial personnel. In addition, we expect to incur additional costs associated with operating as a public company.

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

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

•

the cost to obtain licenses to intellectual property, such as those with Harvard, Broad Institute, and Editas, and related future payments should certain success, development and regulatory milestones be achieved;

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, intellectual property, business development, finance, and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel, and direct and allocated facility related expenses and other operating costs.

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

Results of operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations, together with the change in dollars (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
License revenue	$6	$—	$6
Operating expenses:
Research and development	21,549	9,179	12,370
General and administrative	6,812	3,929	2,883
Total operating expenses	28,361	13,108	15,253
Loss from operations	(28,355)	(13,108)	(15,247)
Other income (expense):
Change in fair value of derivative liabilities	(2,700)	(1,000)	(1,700)
Interest and other income, net	597	498	99
Total other expense	(2,103)	(502)	(1,601)
Net loss	$(30,458)	$(13,610)	$(16,848)

License revenue

License revenue was $6.0 thousand for the three months ended March 31, 2020 representing Verve license revenue recorded under the Collaboration and License Agreement executed in April 2019. There was no revenue for the three months ended March 31, 2019.

Research and development expenses

Research and development expenses were $21.5 million and $9.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $12.4 million was primarily due to the following:

•

Increases of $5.2 million in lab supplies and outsourced services, $2.8 million in personnel-related costs, and $1.0 million in facility-related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 56 at March 31, 2019 to 110 at March 31, 2020, and their related activities, as well as the expense allocated to research and development related to our leased facilities.

•

An increase of $1.3 million in stock compensation from additional stock option awards due to the increase in the number of research and development employees as well as an increase in the value of our common stock.

•

An increase of $1.7 million related to our agreement with Bio Palette. We recorded $0.6 million for the three months ended March 31, 2019 upon signing of the agreement and a $2.3 million milestone for the three months ended March 31, 2020 as the issuance of a certain patent in the United States became probable.

Research and development expenses will continue to increase as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $6.8 million and $3.9 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $2.9 million was primarily a result of a $1.2 million increase in personnel related costs due to an increase in general and administrative employees from nine employees as of March 31, 2019 to 24 employees as of March 31, 2020, a $0.7 million increase in stock-based compensation due to an increase in the number of general and administrative employees as well as an increase in the value of our common stock, a $0.7 million increase in other administrative expenses, a $0.3 million increase in intellectual property costs, and a $0.1 million increase in expense allocated to general and administrative expense related to our leased facilities, including depreciation, to support the growing organization.

Change in fair value of derivative liabilities

During the three months ended March 31, 2020, we recorded a $2.7 million change in fair value expense related to the success payment liabilities as compared to a $1.0 million expense for the three months ended March 31, 2019. The success payment obligations are still outstanding as of March 31, 2020 and will continue to be revalued at each reporting period.

Interest and other income

The increase in interest and other income was primarily due to an increase in interest income from cash proceeds received from our IPO.

Liquidity and capital resources

Since our inception in January 2017, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. To date, we have funded our operations primarily with proceeds from the sales of Preferred Stock and through proceeds from our IPO. As of March 31, 2020, we had $253.4 million in cash, cash equivalents, and marketable securities.

In February 2020, we completed our IPO in which we issued and sold 12,176,471 shares of our common stock, including 1,588,235 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $17.00 per share. We received net proceeds from our IPO of $188.3 million, after deducting underwriting discounts and estimated offering expenses payable by us.

To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. We anticipate the need for additional capital in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund general operations. As and if necessary, we will seek to raise these additional funds through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. Especially in light of the COVID-19 pandemic, we can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. For a more detailed discussion of risks related to COVID-19, please see Part II., Item 1A., Risk factors—Risks related to our relationships with third parties, in this Quarterly Report on Form 10-Q.

Cash flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(27,393)	$(25,857)
Net cash used in investing activities	(76,792)	(2,354)
Net cash provided by financing activities	193,014	37,908
Net change in cash, cash equivalents and restricted cash	$88,829	$9,697

Operating activities

Net cash used in operating activities for the three months ended March 31, 2020 was $27.4 million, consisting primarily of our net loss of $30.5 million, an increase in prepaid expenses and other current assets of $3.6 million, a decrease in operating lease liabilities of $0.9 million, and decreases in accounts payable and accrued expenses of $0.1 million, offset by noncash charges consisting primarily of stock-based compensation expense of $2.8 million, change in fair value of derivative liabilities of $ 2.7 million, depreciation expense of $1.1 million, and change in operating lease ROU assets of $1.0 million.

Net cash used in operating activities for the three months ended March 31, 2019 was $25.9 million, consisting primarily of our net loss of $13.6 million, a decrease in financing milestone liabilities of $12.0 million resulting from payment of these liabilities, and decreases in accounts payable and accrued expenses of $2.1 million, offset by noncash charges consisting primarily of change in fair value of derivative liabilities of $1.0 million, stock-based compensation expense of $0.9 million, and depreciation expense of $0.7 million.

Investing activities

For the three months ended March 31, 2020, cash used in investing activities was primarily the net purchases of marketable securities of $73.0 million, in addition to purchases of property and equipment of $3.0 million.

For the three months ended March 31, 2019, cash used in investing activities was for purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2020 consisted primarily of proceeds from our IPO of $192.5 million, net of underwriting discounts, and net proceeds of $1.6 million from equipment financing, offset by the payment of IPO costs of $1.0 million, and repayments of equipment financing of $0.3 million.

Net cash provided by financing activities for the three months ended March 31, 2019 consisted primarily of the net proceeds from the issuance of Series B Preferred Stock of $37.9 million.

Funding requirements

Our operating expenses are expected to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

•	continue our current research programs and our preclinical development of product candidates from our current research programs;
•	seek to identify additional research programs and additional product candidates;
•	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
•	maintain, expand, enforce, defend, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	further develop our base editing platform;
•	hire additional personnel including research and development, clinical and commercial personnel;
•	add operational, financial, and management information systems and personnel, including personnel to support our product development;
•	acquire or in-license products, intellectual property, medicines and technologies;

•	should we decide to do so, build and maintain a commercial-scale current Good Manufacturing Practices, or cGMP, manufacturing facility; and
•	continue to operate as a public company.

We expect that our cash, cash equivalents and marketable securities at March 31, 2020 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

During the three months ended March 31, 2020, except for the minimum rental commitments disclosed in Note 7, Leases, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-balance sheet arrangements

We did not have during the periods presented and we do not currently have any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2020, we had cash, cash equivalents, and marketable securities of $253.4 million, which consisted of cash, money market funds, commercial paper and corporate notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact in our internal controls over financial reporting despite our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls including changes to their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes hereto, in evaluating our company. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the SEC, on March 30, 2020.

Risks related to our financial position and need for additional capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $30.5 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $233.5 million. We have financed our operations primarily through private placements of our preferred stock and proceeds from the sale of common stock in our IPO. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our current research programs and our preclinical development of product candidates from our current research programs;
•	seek to identify additional research programs and additional product candidates;
•	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
•	maintain, expand, enforce, defend and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	further develop our base editing platform;
•	hire additional personnel, including research and development, clinical, and commercial personnel;
•	add operational, financial, and management information systems and personnel, including personnel to support our product development;
•	acquire or in-license products, intellectual property, medicines, and technologies;
•	should we decided to do so, build and maintain a commercial-scale cGMP manufacturing facility; and
•	continue to operate as a public company.

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

At March 31, 2020, our cash, cash equivalents, and marketable securities were $253.4 million. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funding sooner than planned. Our future capital requirements will depend on many factors, including:

•	the cost of continuing to build our base editing platform;
•	the costs of acquiring licenses for the delivery modalities that will be used with our product candidates;
•	the scope, progress, results, and costs of discovery, preclinical development, laboratory testing, manufacturing, and clinical trials for the product candidates we may develop;
•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
•	the costs, timing, and outcome of regulatory review of the product candidates we may develop;
•

the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for any product candidates for which we receive regulatory approval;

•	the success of our license agreements and our collaborations;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
•	the extent to which we acquire or in-license products, intellectual property and technologies; and
•	the costs of operating as a public company.

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

Our limited operating history, particularly in light of the rapidly evolving base editing and gene editing field, may make it difficult to evaluate our technology and industry and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by very early stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

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

To date, we have focused our efforts on gene editing technologies using base editing. Other companies have previously undertaken research and development of gene editing technologies using zinc finger nucleases, engineered meganucleases, and transcription activator-like effector nucleases, or TALENs, but to date none has obtained marketing approval for a product candidate. There can be no certainty that base editing technology will lead to the development of genetic medicines or that other gene editing technologies will not be considered better or more attractive for the development of medicines. For example, Feng Zhang’s group at MIT and Broad Institute, and, separately, Samuel Sternberg’s group at Columbia University recently announced the discovery of the use of transposons, or “jumping genes.” Transposons can insert themselves into different places in the genome and can be programmed to carry specific DNA sequences to specific sites, without the need for making double-stranded breaks in DNA. In addition, one of our founders, David Liu, and his group at Broad Institute developed a novel gene editing technology. We have secured an exclusive license from Prime Medicine, a company founded by David Liu, to pursue this new technology in certain fields and for certain applications similar to those we are already pursuing with base editing. Our license does not cover all fields and applications of this new technology for gene editing and Prime Medicine retains broad rights to use this technology outside of the fields licensed to us. It is possible that this gene editing technology developed by David Liu’s group is competitive with our business, and it is also possible that such gene editing technology may potentially be considered more attractive than base editing. Therefore, Prime Medicine may pursue this technology in other fields and for other applications and may develop competing products using such technology. Similarly, another new gene editing technology that has not been discovered yet may be determined to be more attractive than base editing. Moreover, if we decide to develop gene editing technologies other than those involving base editing, we cannot be certain we will be able to obtain rights to such technologies. Although all of our founders who currently provide consulting and advisory services to us in the area of base editing technologies have assignment of inventions obligations to us with respect to the services they perform for us, these assignment of inventions obligations are subject to limitations and do not extend to their work in other fields or to the intellectual property arising from their employment with their respective academic and research institutions. To obtain intellectual property rights assigned by these founders to such institutions, we would need to enter into license agreements with such institutions, which may not be available on commercially reasonable terms or at all. Further, while our three founders have non-competition clauses in their respective consulting agreements, the non-competition obligation is limited to the field of base editing for human therapeutics, and our founders have developed and may in the future develop new technologies that are outside of the field of their non-competition obligations but may be competitive to our business. For example, as discussed above, David Liu and his group at Broad Institute have developed novel gene editing technology outside of the field of his non-competition obligations that may be used to develop products that compete with our business. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

In certain of our programs, we plan to use lipid nanoparticles, or LNPs, to deliver our base editors. LNPs have been shown to induce oxidative stress in the liver at certain doses, as well as initiate systemic inflammatory responses that can be fatal in some cases. While we aim to continue to optimize our LNPs, there can be no assurance that our LNPs will not have undesired effects. Our LNPs could contribute, in whole or in part, to one or more of the following: immune reactions, infusion reactions, complement reactions, opsonation reactions, antibody reactions including IgA, IgM, IgE or IgG or some combination thereof, or reactions to the PEG from some lipids or PEG otherwise associated with the LNP. Certain aspects of our investigational medicines may induce immune reactions from either the mRNA or the lipid as well as adverse reactions within liver pathways or degradation of the mRNA or the LNP, any of which could lead to significant adverse events in one or more of our future clinical trials. Many of these types of side effects have been seen for legacy LNPs. There may be uncertainty as to the underlying cause of any such adverse event, which would make it difficult to accurately predict side effects in future clinical trials and would result in significant delays in our programs.

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

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	clinical trial sites dropping out of a trial;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•	occurrence of serious adverse events associated with any product candidates we may develop that are viewed to outweigh their potential benefits;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
•	disruption to the operations of the FDA; and
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	the possible breach of the manufacturing agreement by the third party;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
•	reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and
•

the possible inability of third-party suppliers to supply and/or transport materials, components and products to us in a timely manner as a result of disruptions to the global supply chain in connection with the COVID-19 pandemic.

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

Our current and anticipated future dependence upon others for the manufacture of any product candidates we may develop may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

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

If our collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators.

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

*Public health epidemics or outbreaks, including COVID-19, could adversely impact our business.

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business operations for the remainder of our fiscal year ending December 31, 2020 or beyond. The extent to which COVID-19 may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat COVID-19.

The rapid spread of the virus has led to the implementation of various responses, including government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, where our primary offices and laboratory spaces are located, across the United States, and in other countries. The extent to which COVID-19 continues to impact our operations and those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information which may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others.

To protect the health of our employees and their families, and our communities, in accordance with direction from state and local government authorities, we have restricted access to our facilities to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that some of our personnel work remotely. In the event that governmental authorities were to increase current restrictions, our employees conducting research and development, or manufacturing activities may not be able to access our laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

The COVID-19 pandemic has also impacted, and may continue to impact, our third-party suppliers, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. While we maintain an inventory of materials necessary to conduct our pre-clinical studies, a prolonged outbreak could lead to shortages in these materials.

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

These and other factors arising from COVID-19 could worsen in countries that are already afflicted with COVID-19 or could continue to spread to additional countries, each of which could further adversely impact our ability to conduct preclinical or any future clinical trials, and, in general, our business, and could have a material adverse impact on our operations and financial condition and results.

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

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this section titled “Item 1A. Risk Factors”, such as risks related to our need to raise additional funding, fluctuation of our quarterly financial results, and our ability to obtain and maintain regulatory approvals.

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

We have licensed and are dependent on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our base editing technology and product candidates. For example, we are a party to license agreements with the Broad Institute, Editas, Harvard, and Bio Palette, and others, pursuant to which we in-license key patents and patent applications for our base editing platform technology and product candidates (the Broad License Agreement, the Editas License Agreement, the Harvard License Agreement and the Bio Palette License Agreement, respectively). These license agreements impose various diligence, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate our license, in which event we would not be able to develop or market our base editing platform or any other technology or product candidates covered by the intellectual property licensed under these agreements. For example, under the Harvard License Agreement, we are required to initiate a discovery program in accordance with the development plan and development milestones for the development of a licensed product covered by certain sub-categories of licensed patents. If we fail to initiate such a discovery program, our rights with respect to the sub-category of licensed patents will terminate.

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

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation.

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

As a growing biotechnology company, we are actively pursuing new platforms and product candidates in many therapeutic areas and across a wide range of diseases. Successfully developing product candidates for and fully understanding the regulatory and manufacturing pathways to all of these therapeutic areas and disease states requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. Further, in connection with our collaboration and license agreement with Prime Medicine, we are obligated to provide management services to Prime Medicine for up to one year, which could distract our management team from their responsibilities to our own company. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to effectively manage the future development and expansion of our company.

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

As of March 31, 2020, our directors and executive officers and their affiliates beneficially owned shares representing approximately 31.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In our Annual Report on Form 10-K for the year ended December 31, 2019, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

Recent sales of unregistered securities

From January 1, 2020 through March 31, 2020, we issued and sold to 14 employees an aggregate of 35,501 shares of common stock upon the exercise of stock options under our 2017 Stock Option and Grant Plan at a weighted-average per share exercise price of $2.33.

The common stock issued upon the exercise of options described above were issued under our 2017 Stock Option and Grant Plan in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. The recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us. The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.

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

The net offering proceeds to us, after deducting underwriting discounts and estimated offering expenses payable by us of $18.7 million, were $188.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. We are holding a significant portion of the balance of the net proceeds from the offering in money market funds and short-term investments. There has been no material change in our planned use of the net proceeds from our IPO described in our final prospectus, dated February 5, 2020, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Item 5. Other Information

On February 26, 2020, the Compensation Committee of our Board of Directors approved annual bonus awards to our employees, including our named executive officers for their performance during the year ended December 31, 2019. The annual bonus awards were paid in cash. The bonuses awarded to our named executive officers are set forth as follows:

Named Executive Officer	Nonequity incentive plan compensation
John Evans	$367,813
Giuseppe Ciaramella, Ph.D.	267,188
Terry-Ann Burrell	200,000

Item 6. Exhibits.

If Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.2

3.2	Amended and Restated By-laws of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.3

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAM THERAPEUTICS INC.

Date: May 12, 2020	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

Date: May 12, 2020	By:	/s/ Terry-Ann Burrell
Terry-Ann Burrell
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)