Form 10-Q
period 2020-06-30
Beam Therapeutics Inc.
filed 2020-08-12
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of registrant’s common stock outstanding as of August 4, 2020 was 51,732,014.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect, among other things, our current expectations and anticipated results of operations; the expected timing of filing IND applications and the therapeutic applications of our technology; the timing, progress and success of our collaborations with third parties; our plans to establish a manufacturing facility; the impact of the COVID-19 pandemic on our business, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Part II, Item 1A of this report. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

When we use the terms “Beam,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q, we mean Beam Therapeutics Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$125,301	$37,221
Marketable securities	102,649	54,627
Prepaid expenses and other current assets	6,879	2,696
Total current assets	234,829	94,544
Property and equipment, net	25,739	24,290
Restricted cash	13,333	13,332
Operating lease right-of-use assets	22,856	18,957
Other assets	3,218	4,976
Total assets	$299,975	$156,099
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,154	$7,846
Accrued expenses and other current liabilities	7,202	7,852
Derivative liabilities	19,200	7,800
Current portion of lease liability	4,698	4,337
Current portion of equipment financing liability	1,696	1,303
Total current liabilities	38,950	29,138
Long-term lease liability	24,901	21,187
Long-term equipment financing liability	4,896	4,411
Other liabilities	406	418
Total liabilities	69,153	55,154
Commitments and contingencies (See Note 7, Leases, and Note 8, License agreements)
Redeemable convertible preferred stock	—	302,049
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 25,000,000 and no shares authorized at June 30, 2020 and December 31, 2019, respectively, and no shares issued or outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value; 250,000,000 and 205,000,000 shares authorized, 51,525,807 and 9,981,991 issued, and 49,645,737 and 7,326,185 outstanding at June 30, 2020 and December 31, 2019, respectively	496	73
Additional paid-in capital	497,873	1,851
Accumulated other comprehensive income	173	16
Accumulated deficit	(267,720)	(203,044)
Total stockholders’ equity (deficit)	230,822	(201,104)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$299,975	$156,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
License revenue	$6	$6	$12	$6
Operating expenses:
Research and development	19,354	12,680	40,903	21,859
General and administrative	6,937	4,977	13,749	8,906
Total operating expenses	26,291	17,657	54,652	30,765
Loss from operations	(26,285)	(17,651)	(54,640)	(30,759)
Other income (expense):
Change in fair value of derivative liabilities	(8,700)	(1,000)	(11,400)	(2,000)
Interest and other income, net	767	790	1,364	1,288
Total other expense	(7,933)	(210)	(10,036)	(712)
Net loss	$(34,218)	$(17,861)	$(64,676)	$(31,471)
Unrealized gain on marketable securities	517	83	157	83
Comprehensive loss	$(33,701)	$(17,778)	$(64,519)	$(31,388)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(34,218)	$(17,861)	$(64,676)	$(31,471)
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	—	(3,226)	(1,277)	(6,189)
Net loss attributable to common stockholders	$(34,218)	$(21,087)	$(65,953)	$(37,660)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.69)	$(3.38)	$(1.65)	$(6.26)
Weighted-average common shares used in net loss per share attributable to common stockholders, basic and diluted	49,430,138	6,238,798	40,077,788	6,018,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance at December 31, 2018	119,308,387	$251,434	5,565,368	$56	$7,256	—	$(124,718)	$(117,406)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $0.1 million	11,308,397	37,901	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	2,963	—	—	(2,963)	—	—	(2,963)
Vesting of restricted common stock	—	—	388,562	4	(4)	—	—	—
Issuance of common stock related to license agreement	—	—	16,725	—	113	—	—	113
Stock-based compensation	—	—	—	—	869	—	—	869
Exercise of common stock options	—	—	12,502	—	7	—	—	7
Net loss	—	—	—	—	—	—	(13,610)	(13,610)
Balance at March 31, 2019	130,616,784	$292,298	5,983,157	$60	$5,278	$—	$(138,328)	$(132,990)
Accretion of redeemable convertible preferred stock to redemption value	—	3,226	—	—	(3,226)	—	—	(3,226)
Vesting of restricted common stock	—	—	393,440	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	2,073	—	—	2,073
Exercise of common stock options	—	—	57,496	1	47	—	—	48
Other comprehensive income						83		83
Net loss	—	—	—	—	—	—	(17,861)	(17,861)
Balance at June 30, 2019	130,616,784	$295,524	6,434,093	$65	$4,168	$83	$(156,189)	$(151,873)

Beam Therapeutics Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) - Continued

(Unaudited)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2019	130,616,784	$302,049	7,326,185	$73	$1,851	$16	$(203,044)	$(201,104)
Accretion of redeemable convertible preferred stock to redemption value	—	1,277	—	—	(1,277)	—	—	(1,277)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(130,616,784)	(303,326)	29,127,523	291	303,035	—	—	303,326
Issuance of common stock from initial public offering, net of issuance costs of $18.7 million	—	—	12,176,471	122	188,201	—	—	188,323
Vesting of restricted common stock	—	—	387,866	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	2,792	—	—	2,792
Exercise of common stock options	—	—	59,305	1	151	—	—	152
Other comprehensive loss	—	—	—	—	—	(360)	—	(360)
Net loss	—	—	—	—	—	—	(30,458)	(30,458)
Balance at March 31, 2020	—	$—	49,077,350	$491	$494,749	$(344)	$(233,502)	$261,394
Vesting of restricted common stock	—	—	387,870	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	2,769	—	—	2,769
Exercise of common stock options	—	—	180,517	1	359	—	—	360
Other comprehensive income	—	—	—	—	—	517	—	517
Net loss	—	—	—	—	—	—	(34,218)	(34,218)
Balance at June 30, 2020	—	$—	49,645,737	$496	$497,873	$173	$(267,720)	$230,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(64,676)	$(31,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,245	1,593
Amortization of investment premiums	(104)	(332)
Stock-based compensation expense	5,561	2,942
Change in operating lease right-of-use assets	1,985	578
Non-cash research and development license expense	264	113
Change in fair value of derivative liabilities	11,400	2,000
Other	(517)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,215)	(797)
Other long-term assets	(68)	(78)
Accounts payable	(53)	1,540
Accrued expenses and other liabilities	(239)	1,421
Operating lease liabilities	(1,801)	(792)
Financing milestone liabilities	—	(13,750)
Other long-term liabilities	(12)	(178)
Net cash used in operating activities	(50,230)	(37,211)
Investing activities
Purchases of property and equipment	(5,413)	(8,939)
Purchases of marketable securities	(135,959)	(88,493)
Maturities of marketable securities	88,198	—
Purchase of long-term investment	(750)	—
Net cash used in investing activities	(53,924)	(97,432)
Financing activities
Proceeds from issuance of Series B Preferred Stock, net	—	37,901
Proceeds from initial public offering, net of underwriting discount	192,510	—
Payment of initial public offering costs	(1,665)	(68)
Proceeds from equipment financings	1,625	—
Repayment of equipment financings	(747)	—
Proceeds from exercise of stock options	512	55
Net cash provided by financing activities	192,235	37,888

Net change in cash, cash equivalents and restricted cash	88,081	(96,755)
Cash, cash equivalents and restricted cash—beginning of period	50,553	147,936
Cash, cash equivalents and restricted cash—end of period	$138,634	$51,181

Supplemental disclosure of cash flow information:
Cash paid for interest	$282	$—

Supplemental disclosure of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$303,326	$—
Property and equipment additions in accounts payable and accrued expenses	$747	$884
Operating lease liabilities arising from obtaining right-of-use assets	$5,795	$—
Receipt of common stock in exchange for technology license	$—	$460
Issuance of common stock for research and development license	$—	$113
Equity issuance costs in accounts payable and accrued expenses	$—	$152
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	$1,277	$6,189

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

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $267.7 million as of June 30, 2020. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities as of June 30, 2020 of $228.0 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2020, the results of its operations and other comprehensive loss, and redeemable convertible preferred stock and stockholders’ equity (deficit), for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 30, 2020.

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

COVID-19-related significant risks and uncertainties

With the global spread of the ongoing coronavirus disease of 2019, or COVID-19, pandemic in the first six months of 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. In March 2020, to protect the health of its employees, and their families and communities, the Company restricted access to its offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that could be present at its facilities at any one time, and requested that most of its employees work remotely. In May 2020, restrictions eased, and the number of remote employees were reduced. The Company expects to continue to incur additional costs to provide a safe working environment to its onsite employees.

The extent to which the COVID-19 pandemic impacts the Company’s business, its corporate development objectives, results of operations and financial condition, and the value of and market for its common stock, will continue to depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements, and the effectiveness of actions taken globally to contain and treat the disease. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the six months ended June 30, 2020, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 30, 2020. Since the date of those financial statements, there have been no material changes to Beam’s significant accounting policies.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$125,301	$37,852
Restricted cash	13,333	13,329
Total cash, cash equivalents, and restricted cash	$138,634	$51,181

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

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Lab equipment	$14,826	$12,029
Leasehold improvements	12,705	12,653
Furniture and fixtures	1,040	1,040
Computer equipment	547	547
Construction in process	3,030	2,185
Total property and equipment	32,148	28,454

Less accumulated depreciation	(6,409)	(4,164)
Property and equipment, net	$25,739	$24,290

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense	$1,145	$858	$2,245	$1,593

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

The Company also holds investments in privately issued corporate equity securities, which are accounted for investments in equity securities. These investments do not have readily determinable fair values and the Company values such investments based on the cost of the equity securities adjusted for observable market transactions or impairments, if any. As of June 30, 2020, the Company held $2.5 million of investments in privately issued corporate equity securities. During the three and six months ended June 30, 2020, as a result of an observable market transaction (Level 2), the Company adjusted the value of its investment and recorded unrealized gains of $0.5 million in interest and other income, net in the Company’s consolidated statements of operations and other comprehensive loss.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at June 30, 2020 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$55,653	$55,653	$55,653	$—	$—
Commercial paper	54,738	54,738	—	54,738	—
Corporate notes	2,008	2,008	—	2,008	—
U.S. Treasury securities	12,998	12,998	—	12,998	—
Marketable securities:
Commercial paper	29,735	29,735	—	29,735	—
Corporate notes	54,670	54,670	—	54,670	—
U.S. Treasury securities	18,244	18,244	—	18,244	—
Total assets	$228,046	$228,046	$55,653	$172,393	$—

Liabilities
Success payment liability – Harvard	$9,600	$9,600	$—	$—	$9,600
Success payment liability – Broad Institute	9,600	9,600	—	—	9,600
Total liabilities	$19,200	$19,200	$—	$—	$19,200

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

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Fair value of Series A Preferred (per share) (1)	$—	$3.60	$—	$3.60
Fair value of common stock (per share)	28.00	—	28.00	—
Expected volatility	74%	72%	73%	72%
Expected term (years)	0.85-9.00	0.10-8.01	0.85-9.86	0.10-8.01

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

At December 31, 2019, the fair value of the Series A Preferred was determined by management with the assistance of an independent third-party specialist. At June 30, 2020, the fair value of the common stock was the market value of the Company’s common stock. The computation of expected volatility was estimated using available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. In addition, the Company incorporated the estimated number, timing, and probability of valuation measurement dates in the calculation of the success payment liability.

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Six Months Ended June 30, 2020
	Harvard	Broad Institute	Total
Balance at December 31, 2019	$3,900	$3,900	$7,800
Changes in fair value	5,700	5,700	11,400
Balance at June 30, 2020	$9,600	$9,600	$19,200

5. Marketable securities

The following table summarizes the Company’s marketable securities held at June 30, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$29,689	$46	$—	$29,735
Corporate notes	54,545	125	—	54,670
U.S. Treasury securities	18,242	2		18,244
Total	$102,476	$173	$—	$102,649

The following table summarizes the Company’s marketable securities held at December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$36,875	$14	$—	$36,889
Corporate notes	17,736	2	—	17,738
Total	$54,611	$16	$—	$54,627

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2020, the balance in accumulated other comprehensive income was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the six months ended June 30, 2020 and 2019 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same period.

The Company did not hold any debt securities in an unrealized loss position at June 30, 2020. The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The contractual maturity dates of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Research costs	$3,317	$1,548
Employee compensation and related benefits	2,130	3,531
Professional fees	1,512	1,541
Other	243	1,232
Total	$7,202	$7,852

7. Leases

Operating leases

The Company’s operating leases are as follow:

•

A February 2018 lease for 38,203 square feet of office and laboratory space, which commenced in March 2018 and terminates in September 2028. The lease is subject to fixed-rate rent escalations and provided for $6.1 million in tenant improvements and a term extension option, which was not reasonably certain of exercise.

•

An October 2018 lease for laboratory space, which commenced in April 2019 and was amended in March 2020 and April 2020. The amended lease commenced in April 2020 and terminates in December 2025. The amended lease is subject to fixed-rate rent escalations and provides an option to extend the lease for two additional two-year periods through December 31, 2029, which were not determined by the Company to be reasonably certain of being exercised. Upon commencement of the March 2020 amendment, the Company recorded an operating lease right-of-use, or ROU, asset and a lease liability of $4.2 million. Upon commencement of the April 2020 amendment, the Company recorded an operating lease right-of-use, or ROU, asset and a lease liability of $1.8 million.

•	Leases in June and July 2019 for office and laboratory space, both of which commenced in October 2019 and terminate in December 2021. The leases are subject to fixed-rate rent escalations.

The following table summarizes operating lease costs as well as sublease income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$1,705	$911	$3,303	$1,619
Variable lease costs	249	140	537	299
Short-term lease costs	—	49	—	99
Sublease income	—	(13)	—	(22)
Total	$1,954	$1,087	$3,840	$1,995

The following table summarizes the lease term and discount rate:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.9 years	7.4 years
Weighted-average discount rate
Operating leases	9.7%	9.8%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating cash flows used for operating leases	$1,593	$954	$3,118	$1,702
Operating lease liabilities arising from obtaining right-of-use assets	1,763	—	5,795	—

At June 30, 2020, the future minimum lease payments for the Company’s operating leases for each of the years ending December 31 were as follows (in thousands):

Remainder of 2020	$3,893
2021	6,507
2022	4,745
2023	4,879
2024	5,033
2025	5,123
Thereafter	10,411
Undiscounted lease payments	40,591

Less: imputed interest	(10,992)
Total operating lease liabilities	$29,599

In addition to the leases discussed above, the Company is party to an April 2019 lease for office and laboratory space to be built, with the rent payments for the first phase expected to commence at the earliest in late 2021 and the rent payments for the second phase expected to commence at the earliest in the second half of 2022. The lease will terminate 12 years from the second phase commencement date. The lease is subject to fixed-rate rent escalations and provides for $23.4 million in tenant improvements and the option to extend the lease for two terms of 5 years each. Upon executing the lease, the Company made a security deposit of $11.8 million in the form of a letter of credit, which is included in restricted cash as of March 31, 2020. As the lease had not commenced, the Company has not recorded an operating lease ROU asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The minimum amount of anticipated undiscounted lease payments due under the MIT lease is $168.7 million. Further, the tabular disclosure of minimum lease payments above does not include payments due under this lease.

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

The future minimum payments related to the equipment financing obligations at June 30, 2020, for each of the years ending December 31 were as follows (in thousands):

Remainder of 2020	$1,100
2021	2,200
2022	2,200
2023	1,550
2024	70
Total	7,120

Less: amounts representing interest at 8.64%	(1,064)
Plus: residual values	536
Financing obligations	$6,592

The following table summarizes the breakdown of the principal and interest portions of the equipment financing payments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Paydown of principal	$403	$—	$747	$—
Paydown of interest	148	—	282	—

8. License agreements

Harvard license agreement

Under the terms of the Harvard License Agreement, Harvard is entitled to receive success payments, determined based upon the achievement of specified multiples of the initial weighted average value of the Company’s Series A Preferred at specified valuation dates. The Company is required to make success payments to Harvard during a period of time, or the Harvard Success Payment Period, which has been determined to be the later of (1) the ninth anniversary of the Harvard License Agreement or (2) the earlier of (a) the 12th anniversary of the Harvard License Agreement and (b) the third anniversary of the first date on which a licensed product receives regulatory approval in the United States. During the Harvard Success Payment Period, the Company will perform a calculation on each rolling 90-day period, commencing one year after the Company’s IPO.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	June 30, 2020	December 31, 2019
Harvard success payment liability	$9,600	$3,900

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in fair value of Harvard success payment liability	$4,400	$500	$5,700	$1,000

As of June 30, 2020, no success payments have been paid or are due to Harvard.

In addition, Harvard was entitled to receive financing milestone payments, which were paid by the Company during the six months ended June 30, 2019.

The annual maintenance fee under the Harvard License Agreement is recorded as research and development expense. Patent prosecution costs are recognized as expense in the period incurred. As of June 30, 2020, the Company determined that product development and regulatory approval milestones and royalties under the Harvard License Agreement were not probable and, as such, no amounts were recognized for the six months ended June 30, 2020.

Broad license agreement

Under the terms of the Broad License Agreement, Broad Institute is entitled to receive success payments, determined based upon the achievement of specified multiples of the initial weighted average value of the Blink Series A Preferred at specified valuation dates. The Company is required to make success payments to Broad Institute during a period of time, or the Broad Success Payment Period, which has been determined to be the earliest of (1) the twelfth anniversary of the Broad License Agreement, or (2) the third anniversary of the first date on which a licensed product receives regulatory approval in the United States. During the Broad Success Payment Period, the Company will perform a calculation on each rolling 90-day period, commencing one year after the Company’s IPO.

The following table summarizes the Company’s success payment liability for Broad (in thousands):

	June 30, 2020	December 31, 2019
Broad success payment liability	$9,600	$3,900

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Broad (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in fair value of Broad success payment liability	$4,300	$500	$5,700	$1,000

As of June 30, 2020, no success payments have been paid or are due to Broad Institute.

In addition, Broad Institute was entitled to receive financing milestone payments, which were paid by the Company during the year ended December 31, 2019.

The annual maintenance fee under the Broad License Agreement is recorded as research and development expense. Patent prosecution costs are recognized as expense in the period incurred. As of June 30, 2020, the Company determined that product development and regulatory approval milestones and royalties under the Broad License Agreement were not probable and, as such, no amounts were recognized for the six months ended June 30, 2020.

Editas license agreement

In May 2018, the Company entered into a license agreement, or the Editas License Agreement, with Editas Medicine, Inc., or Editas, for certain intellectual property rights owned or controlled by Editas, for specified uses. Under the Editas License Agreement, Editas granted to the Company a worldwide, exclusive, sublicensable, license (subject to certain exceptions and conditions) under certain intellectual property controlled by Editas for the use of base editing therapies for the treatment of any field of human diseases and conditions, subject to certain exceptions, or the Beam Field, and the licenses granted or to be granted under the Editas License Agreement, or the Editas Development and Commercialization License. Additionally, Editas granted to the Company a royalty-free, non-exclusive license under certain intellectual property owned or controlled by Editas to perform research activities in the Beam Field. Editas provided the Company with an exclusive option to obtain an Editas Development and Commercialization License to three additional groups of intellectual property owned or controlled by Editas, on a group by group basis, during the specified option period, subject to certain exceptions. Pursuant to the Editas License Agreement, the Company will use commercially reasonable efforts to develop a product that includes the rights licensed to the Company within a specified period of time and to commercialize any such products that have received regulatory approval in certain specified countries.

The annual maintenance fees under the Editas License Agreement are recorded as research and development expense. Annual patent costs are expensed as incurred. In addition, the Company is required to make certain development, regulatory and commercial milestone payments to Editas upon the achievement of specified milestones. The triggering of these milestone payments was not probable and, as such, no amounts were recognized for the six months ended June 30, 2020.

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

Upon the execution of the Bio Palette License Agreement, the Company paid Bio Palette an upfront fee of $0.5 million and issued to Bio Palette 16,725 shares of its common stock valued at $0.1 million, which were recorded as research and development expense for the three months ended March 31, 2019. Upon the issuance of a certain Bio Palette patent in the United States in June 2020, the Company made a milestone payment of $2.0 million and, in July 2020, issued to Bio Palette 175,000 shares of its common stock valued at $0.3 million, which were included within accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2020. The fair value of the common stock issued to Bio Palette under the Bio Palette License Agreement was measured at the inception of arrangement and expensed when the issuance of shares became probable.

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

Beam has an obligation to issue $5.0 million in shares of its common stock to Prime Medicine, and Prime Medicine has an obligation to issue 5.0 million shares of its common stock to Beam, should Beam elect to extend the collaboration beyond one year. The

Company will record the expense and associated obligation for its share issuance if and when it elects to extend the collaboration. Beam will record the financial statement impact of the Prime Medicine shares upon the receipt of the shares from Prime Medicine.

As of June 30, 2020, the Company determined that milestones and royalties under the agreement were not probable of recognition.

Verve

In April 2019, Beam entered into a collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, to investigate gene editing strategies to modify genes associated with an increased risk of coronary diseases. Under the terms of the Verve Agreement, the Company granted Verve an exclusive license to certain base editor technology and certain delivery technology, and improvements and Verve granted Beam a non-exclusive license under certain know-how and patents controlled by Verve, an interest in joint collaboration technology and an exclusive license (except as to Verve) under certain delivery technology.

As of June 30, 2020, the Company determined that milestones and royalties under the Verve Agreement were not probable of recognition.

10. Preferred and common stock

In January 2020, the Company authorized preferred stock issuable of 25,000,000 shares and increased its authorized common stock issuable to 250,000,000 shares, both with a $0.01 par value per share.

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

In February 2020, the Company’s board of directors adopted the Beam Therapeutics Inc. 2019 Equity Incentive Plan, or the 2019 Plan, and, subsequent to the IPO, all equity-based awards will be granted under the 2019 Plan. The 2019 Plan provides for grant of qualified and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other share-based awards to the Company’s employees, officers, directors, advisors, and outside consultants. As of June 30, 2020, the Company had 8,251,219 shares reserved and 2,605,173 shares available for future issuance under the 2019 Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,805	$1,468	$3,578	$1,975
General and administrative	964	605	1,983	967
Total stock-based compensation expense	$2,769	$2,073	$5,561	$2,942

Stock options

A summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2019	4,791,047	$4.72
Granted	1,119,446	18.39
Exercised	(239,822)	2.14
Forfeitures	(24,625)	7.62
Outstanding at June 30, 2020	5,646,046	7.44
Exercisable as of June 30, 2020	1,118,376	2.22

The weighted-average grant date fair value per share of options granted in the six months ended June 30, 2020 was $12.79. As of June 30, 2020, there was $25.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted stock

The following summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2019	2,655,806	$2.73
Issued	—	—
Vested	(775,736)	2.31
Unvested as of June 30, 2020	1,880,070	$2.97

At June 30, 2020, there was approximately $5.6 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 0.7 years.

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

	As of June 30,
	2020	2019
Redeemable convertible preferred stock	—	29,127,523
Unvested restricted stock	1,880,070	3,432,929
Outstanding options to purchase common stock	5,646,046	4,448,502
Total	7,526,116	37,008,954

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(34,218)	$(21,087)	$(65,953)	$(37,660)
Denominator:
Weighted average number of common shares, basic and diluted	49,430,138	6,238,798	40,077,788	6,018,364
Net loss per common share attributable to common stockholders, basic and diluted	$(0.69)	$(3.38)	$(1.65)	$(6.26)

13. Income taxes

During the three and six months ended June 30, 2020 and 2019, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

14. Related party transactions

For the six months ended June 30, 2020 and 2019, the Company made payments of $0.1 million and $0.1 million, respectively, to its three founder shareholders for scientific consulting and other expenses.

The Company has entered into collaboration and license agreements with Prime Medicine and Verve. The Company and Prime Medicine have a common founder and several common board members. The Company and Verve have a common board member. During the six months ended June 30, 2020 and 2019, the Company purchased shares of Verve series A preferred stock valued at $0.8 million and $0.4 million, respectively. During the six months ended June 30, 2020, the company recognized unrealized gains of $0.5 million on its investment in Verve preferred stock.

15. Subsequent events

Manufacturing facility

In August 2020, the Company entered into a lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The lease has a term of fifteen years following the commencement date and provides the Company the option to extend the lease term for two five-year terms. It is subject to fixed rate escalation increases and also provides for reimbursement of tenant improvements. The lease payments are subject to adjustment following the determination of the total project costs of the landlord. The Company expects to invest up to $83 million over a five-year period and anticipates that the facility will be operational by the first quarter of 2023. The project will be facilitated, in part, by a Job Development Investment Grant, or JDIG, approved by the North Carolina Economic Investment Committee, which authorizes potential reimbursements to Beam based on new tax revenues generated through the project. The facility will be designed to support manufacturing for our ex vivo cell therapy programs in hematology and oncology and in vivo non-viral delivery programs for liver diseases, with flexibility to support manufacturing of its viral delivery programs, and ultimately, scale-up to support potential commercial supply.

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

Overview

We are a biotechnology company committed to creating a new class of precision genetic medicines based on our proprietary base editing technology, with a vision of providing life-long cures to patients suffering from serious diseases. Our proprietary base editing technology potentially enables an entirely new class of precision genetic medicines that targets a single base in the genome without making a double-stranded break in the DNA. This approach uses a chemical reaction designed to create precise, predictable and efficient genetic outcomes at the targeted sequence. Our novel base editors have two principal components: (i) a CRISPR protein, bound to a guide RNA, that leverages the established DNA-targeting ability of CRISPR, but modified to not cause a double-stranded break, and (ii) a base editing enzyme, such as a deaminase, which carries out the desired chemical modification of the target DNA base. We believe this design contributes to a more precise and efficient edit compared to traditional gene editing methods. The precision of our editors has the potential to increase the impact of gene editing for a broad range of therapeutic applications. By building on the significant recent advances in the field of genetic medicine, we believe we will be able to rapidly advance our portfolio of novel base editing programs.

Existing gene editing technologies operate by creating targeted double-stranded breaks in the DNA, and then rely on cellular mechanisms to complete the editing process. Such approaches can be effective in the disruption of gene expression; however, they are inefficient for precise repair or alteration of gene sequences, and can result in unwanted DNA modifications. We believe our base editing platform offers meaningful advantages over existing approaches in gene editing and gene therapy, including:

•	Highly precise and predictable gene editing, designed to make only one type of base edit at the desired target location
•	Highly efficient and therapeutically relevant levels of gene correction, which are generally unachievable by nuclease-based methods
•	Broad applicability in a wide range of cell types, including both dividing and non-dividing cells
•	Direct chemical modification of DNA with no requirement for delivery of the corrected DNA sequence
•	Avoidance of unwanted DNA modifications associated with double-stranded breaks, including gene disruptions and chromosomal rearrangements such as translocations or deletions
•

Permanent editing of genes, creating the potential for a life-long therapeutic outcome, including the ability to treat infants or young children since the edit will be passed on by dividing cells as the child grows

•	Preservation of natural regulation and a normal number of copies of the gene in the cell by modification of genes in their native genomic setting
•	Versatile and modular product engine that can target a different gene sequence with the same base editor and a different guide RNA

We are currently advancing a broad, diversified portfolio of base editing programs against distinct editing targets. To unlock the full potential of our base editing technology across a wide range of therapeutic applications, we are pursuing a comprehensive suite of clinically validated delivery modalities in parallel. For a given tissue type, we use the delivery modality with the most compelling biodistribution. Our programs are organized by delivery modality into three distinct pipelines: electroporation for efficient delivery to blood cells and immune cells ex vivo; lipid nanoparticles, or LNPs, for non-viral in vivo delivery to the liver and potentially other organs in the future; and adeno-associated viral vectors, or AAV, for viral delivery to the eye and central nervous system, or CNS.

Our base editing portfolio

The elegance and simplicity of the base editing approach provides for an efficient, precise, and highly versatile gene editing system, capable of gene correction, gene silencing/gene activation, and multiplex editing of several genes simultaneously. We believe the flexibility and versatility of our base editors may lead to broad therapeutic applicability and transformational potential for the field of precision genetic medicines.

We have achieved proof-of-concept in vivo with long-term engraftment of ex vivo base edited human CD34 cells in mice for BEAM-101, our program that reproduces single base changes seen in individuals with Hereditary Persistence of Fetal Hemoglobin, or HPFH, that protects them from the effects of mutations causing sickle cell disease or thalassemia. Additionally, in the second quarter of 2020, we published data on BEAM-102, our program to directly correct the causative mutation in sickle cell disease by recreating a naturally-occurring human hemoglobin variant, Hb-G Makassar. The Makassar variant does not cause hemoglobin to polymerize, or red cells to sickle and, therefore, edited cells are cured through elimination of the disease-causing protein. With respect to our liver disease programs, also in the second quarter of 2020, we have shown the ability to directly correct the mutation causing alpha-1 antitrypsin deficiency, providing both in vitro and in vivo proof of concept for base editing to correct this disease. We have also successfully demonstrated feasibility of base editing with each of our three delivery modalities in relevant cell types for electroporation and AAV and in vivo in mice for LNP.

Beyond the in vivo proofs-of-concept already established, we expect to achieve additional milestones in 2020, including the publication of additional in vivo base editing data and, provided the COVID-19 pandemic does not cause our timelines to slip materially, initiation of investigational new drug, or IND, enabling studies for at least one of our lead programs. We expect to submit an initial wave of IND filings from this portfolio, and we remain on track to file our first IND in 2021.

The modularity of our platform means that establishing preclinical proof-of-concept of base editing using a particular delivery modality will also potentially reduce risk and accelerate the timeline for additional product candidates that we may develop targeting the same tissue. In some cases, a new product candidate may only require changing the guide RNA. Subsequent programs using the same delivery modality can also take advantage of shared capabilities and resources of earlier programs. In this way, we view each delivery modality as its own unique pipeline, where the success of any one program may pave the way for a large number of additional programs to progress quickly to the clinic.

Ex vivo electroporation for hematologic diseases and oncology

Sickle Cell Disease and Beta-Thalassemia

Sickle cell disease, a severe inherited blood disease, is caused by a single point mutation, E6V, in the beta globin gene at the sixth amino acid. This mutation causes the mutated form of hemoglobin, or HbS, to aggregate into long, rigid molecules that bend red blood cells into a sickle shape under conditions of low oxygen. Sickled cells obstruct blood vessels and die prematurely, ultimately resulting in anemia, severe pain (crises), infections, stroke, organ failure, and early death. Sickle cell disease is the most common inherited blood disorder in the United States, affecting an estimated 100,000 individuals, of which a significant proportion are of African-American descent (1:365 births). Beta-thalassemia is another inherited blood disorder characterized by severe anemia caused by reduced production of functional hemoglobin due to insufficient expression of the beta globin protein. Transfusion-dependent beta-thalassemia, or TDBT, is the most severe form of this disease, often requiring multiple transfusions per year. Patients with TDBT suffer from failure to thrive, persistent infections, and life-threatening anemia. The incidence of symptomatic beta-thalassemia is estimated to be 1:100,000 worldwide, including 1:10,000 in Europe. In the United States, based on affected birth incidence of 0.7 in 100,000 births, and increasing survival rates, we expect the population of individuals affected by this disease to be more than 1,400 and rising. The only potentially curative therapy currently available for patients with sickle cell disease or beta-thalassemia is allogeneic Hematopoietic Stem Cell Transplant, or HSCT; however, this procedure holds a high level of risk, particularly Graft-versus-Host Disease, or GvHD, resulting in a low number of patients opting for this treatment.

We are using base editing to pursue two complementary approaches to treating sickle cell disease and one to treat beta-thalassemia:

•	a differentiated approach to activating fetal hemoglobin which could be used in treatments for both sickle cell disease and beta-thalassemia (BEAM-101); and
•	a novel approach to directly correcting the sickle mutation (BEAM-102).

BEAM-101: Recreating naturally-occurring protective mutations to activate fetal hemoglobin

The beneficial effects of the fetal form of hemoglobin, or HbF, to compensate for mutations in adult hemoglobin were first identified in individuals with a condition known as HPFH. Individuals who carry mutations that would have typically caused them to be beta-thalassemia or sickle cell disease patients, but who also have HPFH, are asymptomatic or experience a much milder form of their disease. HPFH is caused by single base changes in the regulatory region of the genes, HBG1 and HBG2, which prevents binding of one or more repressor proteins and increases the expression of gamma globin, which forms part of the HbF tetramer.

Using base editing, we reproduce these specific, naturally occurring base changes in the regulatory elements of the gamma globin genes, preventing binding of repressor proteins and leading to re-activation of gamma globin expression, and thus the increase in gamma globin levels. Our in vitro and in vivo characterization of BEAM-101 using ex vivo delivery achieved precise and efficient editing of human CD34+ hematopoietic stem and progenitor cells, or HSPCs, resulting in long-term engraftment and therapeutically-relevant increases in target gene expression in mice.

In vitro characterization of BEAM-101:

•	We demonstrated >90% editing in healthy donor CD34 cells in vitro.
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

In vivo performance of BEAM-101:

•	We demonstrated that edited CD34+ cells from a healthy human donor engraft with high chimerism and maintain >90% editing after 16 weeks in immunocompromised mice.
•

We demonstrated after 16-week engraftment that base edited cells lead to successful multilineage reconstitution with >90% base editing achieved in sorted human HSPCs, myeloid, lymphoid and erythroid cells.

•	We replicated these findings with cells from a second donor at 18 weeks post-engraftment.

BEAM-102: Direct correction of the sickle cell mutation

Our second base editing approach for sickle cell disease, BEAM-102, is a direct correction of the causative sickle mutation at position 6 of the beta globin gene. By making a single A-to-G edit, we have demonstrated in primary human CD34+ cells isolated from sickle cell disease patients the ability to create the naturally occurring Makassar variant of hemoglobin. This variant, which was originally identified in humans in 1970, has the same function as the wild-type variant and does not cause sickle cell disease. Distinct from other approaches, cells that are successfully edited in this way are fully corrected, no longer containing the sickle protein.

BEAM-102 uses ex vivo delivery of our adenine base editor, or ABE, to edit CD34+ HSPCs. In cells isolated from donors with sickle cell disease, we achieved greater than 80% correction of the sickle point mutation to the HbG-Makassar variant, following in vitro erythroid differentiation. As expected, we observed the simultaneous reduction of HbS to less than 20% of control levels. More than 70% of erythroid colonies derived from edited patient cells showed biallelic editing (yielding cells that no longer produce any sickle protein at all), 20% had monoallelic editing (with one sickle allele and one corrected allele, likely conferring a level of protection similar to patients with “sickle cell trait” who do not show significant symptoms of disease), and 2% were unedited. Further, the correction of the HbS protein to the HbG-Makassar variant was shown to significantly reduce the propensity of in vitro differentiated erythroid cells to sickle when subjected to hypoxia. These findings represent therapeutic levels of correction and support advancement of this program to potentially address the underlying genetic cause of sickle cell disease. Published modeling studies suggest that as little as 20% correction of HbS may be sufficient to cure the disease.

Ex vivo electroporation for multiplex editing of advanced cell therapies

CAR-T Cell Therapies in Immunology/Oncology

We believe base editing is an ideal tool to simultaneously multiplex edit many genes without unintended on-target effects, such as genomic rearrangements or activation of the p53 pathway, that can result from simultaneous editing with nucleases through the creation of double strand breaks. The ability to create a large number of multiplex edits in T cells could endow CAR-T cells and other cell therapies with combinations of features that may dramatically enhance their therapeutic potential in treating hematological or solid tumors.

Proof-of-concept experiments have now demonstrated the ability of base editors to efficiently modify up to 8 genomic loci simultaneously in primary human T cells with efficiencies ranging from 85-95% as measured by flow cytometry of target protein knockdown. Importantly, these results are achieved without the generation of chromosomal rearrangements, as detected by a sensitive method (UDiTaSTM) and with no loss of cell viability from editing. The proof-of-concept experiments have also demonstrated robust T cell killing of target tumor cells.

Our initial focus will be on hematologic malignancies, and we are developing allogeneic CAR-T product candidates that have four edits each. This multiplex editing will enable a high degree of engineering and functionality, including the following simultaneous edits:

•	Prevent graft-vs-host. Elimination of the existing TCR to ensure that the CAR-T cell only attacks the CAR antigen on the tumor and not the patient’s healthy cells.
•	Enable allogeneic cell source. Another edit to enable the use of healthy donor cells.
•	Minimize interference by the tumor microenvironment. An additional edit to minimize exhaustion by the T cell and prolong efficacy for attacking the tumor.
•

Prevent fratricide. Additional edits to eliminate antigens that are shared between malignant cells and CAR-T cells, to prevent fratricide (i.e., CAR-T cells attacking each other before they can attack the tumor).

The initial indications that we plan to target with these product candidates are relapsed, refractory, pediatric T-cell Acute Lymphoblastic Leukemia, or T-ALL, and pediatric Acute Myeloid Leukemia, or AML. We believe that our approach has the potential to produce higher response rates and deeper remissions than existing approaches.

Non-Viral delivery for liver diseases

Alpha-1 Antitrypsin Deficiency

Alpha-1 Antitrypsin Deficiency, or Alpha-1, is a severe inherited genetic disorder that can cause progressive lung and liver disease. The most severe form of ALPHA-1 arises when a patient has a point mutation in both copies of the SERPINA1 gene at amino acid 342 position (E342K, also known as the PiZ mutation or the “Z” allele). This point mutation causes alpha-1 antitrypsin, or AAT, to misfold, accumulating inside liver cells rather than being secreted, resulting in very low levels (10%-15%) of circulating AAT. As a consequence, the lung is left unprotected from neutrophil elastase, resulting in progressive, destructive changes in the lung, such as emphysema, which can result in the need for lung transplants. The mutant AAT protein also accumulates in the liver, causing liver inflammation and cirrhosis, which can ultimately cause liver failure or cancer and require patients to undergo a liver transplant. It is estimated that approximately 60,000 individuals in the United States have two copies of the Z allele. There are currently no curative treatments for patients with ALPHA-1.

With the high efficiency and precision of our base editors, we aim to utilize our ABEs to enable the programmable conversion of A-to-T and G-to-C base pairs and precisely correct the E342K point mutation back to the wild type sequence.

For a recent study, we engineered novel ABEs and guide RNAs capable of correcting the PiZ mutation, and then applied a proprietary non-viral lipid nanoparticle formulation to deliver the optimized reagents to the livers of a PiZ transgenic mouse model. This direct editing approach resulted in an average of 16.9% correction of beneficial alleles at 7 days and 28.8% at three months. This significant increase over the period suggests that corrected hepatocytes may have a proliferative advantage relative to uncorrected cells. In addition, treated mice demonstrate decreased alpha-1 antitrypsin, or A1AT, globule burden within the liver and a durable, significant increase in serum A1AT active protein at three months, roughly 4.9-fold higher than in controls, levels which we believe would be therapeutic if achieved in patients. These data indicate the potential for base editing as a one-time therapy to treat both lung and liver manifestations of Alpha-1 antitrypsin deficiency.

Glycogen Storage Disease 1a

Glycogen Storage Disease Type 1A, also known as Von Gierke disease, is an inborn disorder of glucose metabolism caused by mutations in the G6PC gene, which results in low blood glucose levels that can be fatal if patients do not adhere to a strict regimen of slow-release forms of glucose, administered every one to four hours (including overnight). There are no disease-modifying therapies available for patients with GSD1a.

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

Viral delivery for ocular and CNS disorders

Stargardt Disease

Stargardt Disease is an inherited disorder of the central region of the retina, causing progressive vision loss typically beginning in adolescence and ultimately leading to central and night vision blindness. The most prevalent mutation in the ABCA4 gene that leads to Stargardt disease is the G1961E point mutation. Approximately 5,500 individuals in the United States are affected by this mutation. Our base editing approach is to repair the G1961E point mutation in the ABCA4 gene. Disease modeling using tiny spot stimuli, or light stimuli through holes that are equivalent in size to a single photoreceptor cell, suggests that only 12%-20% of these cells are sufficient to preserve vision. We anticipate, therefore, that editing percentages in the range of 12%-20% of these cells would be disease-modifying, since each edited cell will be fully corrected and protected from the biochemical defect.

Given that the base editor is larger than the packaging capacity of a single AAV, we use a split AAV system that delivers the base editor via two AAV vectors. Once inside the cell, the two halves of the editor are recombined to create a functional base editor. In a human retinal pigment epithelial cell line (ARPE-19 cells) in which we have knocked in the ABCA4 G1961E point mutation, we have demonstrated the precise correction of approximately 75% of the disease alleles at 5 weeks after dual infection with the split AAV system.

Collaborations

We believe our base editing technology has potential across a broad array of genetic diseases.  To fully realize this potential, we have established and will continue to seek out innovative collaborations, licenses, and strategic alliances with pioneering companies and with leading academic and research institutions.  Additionally, we have and will continue to pursue relationships that potentially allow us to accelerate our preclinical research and development efforts.  These relationships will allow us to uphold our vision of maximizing the potential of base editing to provide life-long cures for patients suffering from serious diseases.

Ex vivo electroporation for hematologic diseases and oncology

Boston Children’s Hospital

In July 2020, we formed a strategic alliance with Boston Children’s Hospital. Under the terms of the agreement, we will sponsor research programs at Boston Children’s to facilitate development of disease-specific therapies using our proprietary base editing technology. Boston Children’s will also serve as a clinical site to advance bench-to-bedside translation of our pipeline across certain therapeutic areas of interest, including programs in sickle cell disease and pediatric leukemias and exploration of new programs targeting other diseases.

Magenta Therapeutics

In June 2020, we announced a non-exclusive research and clinical collaboration agreement with Magenta Therapeutics to evaluate the potential utility of MGTA-117, Magenta’s novel targeted ADC for conditioning of patients with sickle cell disease and beta-thalassemia receiving our base editing therapies. Conditioning is a critical component necessary to prepare a patient’s body to receive the edited cells, which carry the corrected gene and must engraft in the patient’s bone marrow in order to be effective. Today’s conditioning regimens rely on nonspecific chemotherapy or radiation, which are associated with significant toxicities. MGTA-117 precisely targets only hematopoietic stem and progenitor cells, sparing immune cells, and has shown high selectivity, potent efficacy, wide safety margins and broad tolerability in non-human primate models. MGTA-117 may be capable of clearing space in bone marrow to support long-term engraftment and rapid recovery in patients. Combining the precision of our base editing technology with the more targeted conditioning regimen enabled by MGTA-117 could further improve therapeutic outcomes for patients suffering from these severe diseases. We will be responsible for clinical trial costs related to development of our base editors when combined with MGTA-117, while Magenta will continue to be responsible for all other development costs of MGTA-117.

Non-Viral delivery for liver diseases

Verve Therapeutics

In April 2019, we entered into a collaboration and license agreement with Verve, a company focused on developing genetic medicines to safely edit the genome of adults to permanently lower LDL cholesterol and triglyceride levels and thereby treat coronary heart disease. This collaboration allows us to fully realize the potential of base editing in treating cardiovascular diseases, an area outside of our core focus where the Verve team has significant, world-class expertise. Under the terms of the agreement, Verve received exclusive access to our base editing technology, gene editing, and delivery technologies for human therapeutic applications against certain cardiovascular targets. In exchange, we received 2,556,322 shares of Verve common stock. Additionally, we will receive milestone payments for certain clinical and regulatory events and retains the option, after the completion of Phase 1 studies, to participate in future development and commercialization, and share 50 percent of U.S. profits and losses, for any product directed against these targets. Verve granted to us a non-exclusive license under know-how and patents controlled by Verve, and an interest in joint collaboration technology. Either party may owe the other party other milestone payments for certain clinical and regulatory events related to the delivery technology products. Royalty payments may become due by either party to the other based on the net sales of any commercialized delivery technology products under the agreement.

In June 2020, Verve reported preclinical proof-of-concept data in non-human primates that demonstrated the successful use of adenine base editors to turn off a gene in the liver. Utilizing ABE technology licensed from us and an optimized guide RNA packaged in an engineered lipid nanoparticle, Verve evaluated in vivo liver base editing to turn off proprotein convertase subtilisin/kexin type 9 (PCSK9), a gene whose protein product elevates blood LDL cholesterol or angiopoietin-like protein 3 (ANGPTL3), a gene whose protein product elevates blood triglyceride-rich lipoproteins. We believe these proof-of-concept data, which show we can safely edit the primate genome, represent the first successful application of the base editing technology in non-human primates

In two separate studies, seven animals were treated with the drug product targeting the PCSK9 gene and seven additional animals with the drug product targeting the ANGPTL3 gene. Whole liver editing, blood protein and lipid levels were measured at two weeks and compared to baseline. The program targeting PCSK9 showed an average of 67% whole liver PCSK9 editing, which translated into an 89% reduction in plasma PCSK9 protein and resulted in a 59% reduction in blood LDL cholesterol levels. The program targeting ANGPTL3 showed an average of 60% whole liver ANGPTL3 editing, which translated into a 95% reduction in plasma ANGPTL3 protein and resulted in a 64% reduction in blood triglyceride levels and 19% reduction in LDL cholesterol levels. In addition, in studies in primary human hepatocytes, clear evidence of on-target editing was observed with no evidence of off-target editing.

Per the terms of our agreement with Verve, we can exercise our right to participate in the future development and commercialization of any programs at the completion of Phase I studies.

Viral delivery for ophthalmology and CNS diseases

IOB

In July 2020, we announced a research collaboration with the Institute of Molecular and Clinical Ophthalmology Basel (IOB). Founded in 2018 by a consortium that includes Novartis, the University Hospital of Basel and the University of Basel, IOB is a leader in basic and translational research aimed at treating impaired vision and blindness. Clinical scientists at IOB have also helped to develop better ways to measure how vision is impacted by Stargardt disease. Additionally, researchers at IOB have developed living models of the retina, known as organoids, which can be used to test novel therapies. Under the terms of the agreement, the companies will leverage IOB’s unique expertise in the field of ophthalmology along with our novel base editing technology to advance programs directed to the treatment of certain ocular diseases, including Stargardt disease.

Manufacturing

To realize the full potential of base editors as a new class of medicines, we are building customized and integrated capabilities across discovery, manufacturing, and preclinical and clinical development. Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we have taken steps toward establishing our own manufacturing facility, which will provide us the flexibility to manufacture numerous different drug product modalities. We believe this investment will maximize the value of our portfolio and capabilities, the probability of technical success of our programs, and the speed at which we can provide life-long cures to patients.

In August 2020, we entered into a lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot current Good Manufacturing Practice, or cGMP, compliant manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. We will invest up to $83 million over a five-year period and anticipate that the facility will be operational by the first quarter of 2023. The project will be facilitated, in part, by a JDIG approved by the North Carolina Economic Investment Committee, which authorizes potential reimbursements based on new tax revenues generated through the project. The facility will be designed to support manufacturing for our ex vivo cell therapy programs in hematology and oncology and in vivo non-viral delivery programs for liver diseases, with flexibility to support manufacturing of our viral delivery programs, and ultimately, scale-up to support potential commercial supply.

For our initial waves of clinical programs, we will use contract manufacturing organizations, or CMOs, with relevant manufacturing experience in genetic medicines.

COVID-19

With the ongoing concern related to the COVID-19 pandemic, we have maintained and expanded the business continuity plans, implemented in the first six months of 2020, to address and mitigate the impact of the COVID-19 pandemic on our business. In March 2020, to protect the health of our employees, and their families and communities, we restricted access to our offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our employees work remotely. In May 2020, as certain states eased restrictions, we established new protocols to better allow our full laboratory staff access to our facilities. These protocols included several shifts working over a seven days week protocol. We expect to continue incurring additional costs to ensure we adhere to the guidelines instituted by the Centers for Disease Control and to provide a safe working environment to our onsite employees.

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

While the COVID-19 pandemic did not significantly impact our business or results of operations during the six months ended June 30, 2020, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

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

We are a development stage company, and all of our programs are at a preclinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the six months ended June 30, 2020 and 2019 were $64.7 million and $31.5 million, respectively. As of June 30, 2020, we had an accumulated deficit of $267.7 million. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we continue our preclinical development of product candidates; advance these product candidates toward clinical development; further develop our base editing platform; research activities as we seek to discover and develop additional product candidates; maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hiring research and development, clinical and commercial personnel. In addition, we expect to continue to incur additional costs associated with operating as a public company.

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

Results of operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations, together with the change in dollars (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
License revenue	$6	$6	$—
Operating expenses:
Research and development	19,354	12,680	6,674
General and administrative	6,937	4,977	1,960
Total operating expenses	26,291	17,657	8,634
Loss from operations	(26,285)	(17,651)	(8,634)
Other income (expense):
Change in fair value of derivative liabilities	(8,700)	(1,000)	(7,700)
Interest and other income, net	767	790	(23)
Total other expense	(7,933)	(210)	(7,723)
Net loss	$(34,218)	$(17,861)	$(16,357)

License revenue

License revenue was $6 thousand for the three months ended June 30, 2020 and 2019 representing Verve license revenue recorded under the Collaboration and License Agreement executed in April 2019.

Research and development expenses

Research and development expenses were $19.4 million and $12.7 million for the three months ended June 30, 2020 and 2019, respectively. The increase of $6.7 million was primarily due to the following:

•

Increases of $2.8 million in lab supplies and outsourced services, $1.9 million in personnel-related costs, and $1.3 million in facility-related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 69 at June 30, 2019 to 127 at June 30, 2020, and their related activities, as well as the expense allocated to research and development related to our leased facilities.

•

An increase of $0.3 million in stock compensation from additional stock option awards due to the increase in the number of research and development employees as well as an increase in the value of our common stock.

Research and development expenses will continue to increase as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates, and conduct future clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $6.9 million and $5.0 million for the three months ended June 30, 2020 and 2019, respectively. The increase of $2.0 million was primarily a result of a $0.8 million increase in insurance costs due to increased directors and officers insurance costs as a result of our February 2020 IPO, a $0.4 million increase in stock-based compensation due to an increase in the number of general and administrative employees from 18 employees as of June 30, 2019 to 24 employees as of June 30, 2020 as well as an increase in the value of our common stock, a $0.3 million increase in personnel related costs due to an increase in general and administrative employees, a $0.3 million increase in other administrative expenses, a $0.2 million increase in intellectual property costs, and a $0.1 million decrease in expense allocated to general and administrative expense related to our leased facilities, including depreciation.

Change in fair value of derivative liabilities

During the three months ended June 30, 2020, we recorded a $8.7 million expense related to the change in fair value of success payment liabilities as compared to a $1.0 million expense for the three months ended June 30, 2019, primarily as a result of the increase in the fair value of our common stock compared to the fair value of our Series A Preferred. The success payment obligations are still outstanding as of June 30, 2020 and will continue to be revalued at each reporting period.

Interest and other income

The decrease in interest and other income was primarily due to an increase in interest expense resulting from our equipment financing and a decrease in interest income driven by decreased market rates.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations, together with the change in dollars (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
License revenue	$12	$6	$6
Operating expenses:
Research and development	40,903	21,859	19,044
General and administrative	13,749	8,906	4,843
Total operating expenses	54,652	30,765	23,887
Loss from operations	(54,640)	(30,759)	(23,881)
Other income (expense):
Change in fair value of derivative liabilities	(11,400)	(2,000)	(9,400)
Interest and other income, net	1,364	1,288	76
Total other expense	(10,036)	(712)	(9,324)
Net loss	$(64,676)	$(31,471)	$(33,205)

License revenue

License revenue was $12 thousand for the six months ended June 30, 2020 representing Verve license revenue recorded under the Collaboration and License Agreement executed in April 2019, compared to $6 thousand for six months ended June 30, 2019.

Research and development expenses

Research and development expenses were $40.9 million and $21.9 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $19.0 million was primarily due to the following:

•

Increases of $8.0 million in lab supplies and outsourced services, $4.9 million in personnel-related costs, and $2.5 million in facility-related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 69 at June 30, 2019 to 127 and June 30, 2020, and their related activities, as well as the expense allocated to research and development related to our leased facilities.

•

An increase of $1.6 million in stock compensation from additional stock option awards due to the increase in the number of research and development employees as well as an increase in the value of our common stock.

•

An increase of $1.9 million in milestone and license fees, primarily related to our agreement with Bio Palette. We recorded a $2.3 million milestone for the six months ended June 30, 2020 as the issuance of a certain patent in the United States became probable.

General and administrative expenses

General and administrative expenses were $13.7 million and $8.9 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $4.8 million was primarily a result of a $1.3 million increase in insurance costs due to increased directors and officers insurance costs as a result of our February 2020 IPO, a $1.3 million increase in personnel related costs due to an increase in general and administrative employees from 18 employees as of June 30, 2019 to 24 employees as of June 30, 2020, a $1.0 million increase in stock-based compensation due to an increase in the number of general and administrative employees as well as an increase in the value of our common stock, a $0.7 million increase in other administrative expenses, and a $0.6 million increase in intellectual property costs.

Change in fair value of derivative liabilities

During the six months ended June 30, 2020, we recorded a $11.4 million expense related to the change in fair value of success payment liabilities as compared to a $2.0 million expense for the six months ended June 30, 2019, primarily as a result of the increase in the fair value of our common stock compared to the fair value of our Series A Preferred. The success payment obligations are still outstanding as of June 30, 2020 and will continue to be revalued at each reporting period.

Interest and other income

The increase in interest and other income was primarily due to the change in fair value of our corporate equity securities, which are accounted for as investments in equity securities, offset by an increase in interest expense resulting from our equipment financing.

Liquidity and capital resources

Since our inception in January 2017, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In February 2020, we completed our IPO in which we issued and sold 12,176,471 shares of our common stock, including 1,588,235 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $17.00 per share. We received net proceeds from our IPO of $188.3 million, after deducting underwriting discounts and estimated offering expenses payable by us. To date, we have funded our operations primarily with proceeds from the sales of Preferred Stock and through proceeds from our IPO. As of June 30, 2020, we had $228.0 million in cash, cash equivalents, and marketable securities.

To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. We anticipate the need for additional capital in order to continue to fund our research and development, including our plans for preclinical and clinical trials, and new product development, as well as to fund general operations. As and if necessary, we will seek to raise these additional funds through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. Especially in light of the COVID-19 pandemic, we can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. For a more detailed discussion of risks related to COVID-19, please see Part II., Item 1A., Risk factors—Risks related to our relationships with third parties, in this Quarterly Report on Form 10-Q.

Cash flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(50,230)	$(37,211)
Net cash used in investing activities	(53,924)	(97,432)
Net cash provided by financing activities	192,235	37,888
Net change in cash, cash equivalents and restricted cash	$88,081	$(96,755)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2020 was $50.2 million, consisting primarily of our net loss of $64.7 million, an increase in prepaid expenses and other current assets of $4.2 million, and a decrease in operating lease liabilities of $1.8 million, offset by noncash charges consisting primarily of change in fair value of derivative liabilities of $11.4 million, stock-based compensation expense of $5.6 million, depreciation expense of $2.2 million, and change in operating lease ROU assets of $2.0 million.

Net cash used in operating activities for the six months ended June 30, 2019 was $37.2 million, consisting primarily of our net loss of $31.5 million, and a decrease in financing milestone liabilities of $13.8 million resulting from payment of these liabilities, offset by increases in accounts payable and accrued expenses of $3.0 million, and noncash charges consisting primarily of stock-based compensation expense of $2.9 million, change in fair value of derivative liabilities of $2.0 million, and depreciation expense of $1.6 million.

Investing activities

For the six months ended June 30, 2020, cash used in investing activities was primarily the net purchases of marketable securities of $47.8 million, and purchases of property and equipment of $5.4 million.

For the six months ended June 30, 2019, cash used in investing activities was the net purchases of marketable securities of $88.5 million, and purchases of property and equipment of $8.9 million.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2020 consisted primarily of proceeds from our IPO of $192.5 million, net of underwriting discounts, and net proceeds of $1.6 million from equipment financing, and proceeds from the exercise of stock options of $0.5 million, offset by the payment of IPO costs of $1.7 million, and repayments of equipment financing liabilities of $0.7 million.

Net cash provided by financing activities for the six months ended June 30, 2019 consisted primarily of the net proceeds from the issuance of Series B Preferred Stock of $37.9 million.

Funding requirements

Our operating expenses are expected to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

•	continue our current research programs and our preclinical development of product candidates from our current research programs;
•	seek to identify additional research programs and additional product candidates;
•	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
•	maintain, expand, enforce, defend, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	further develop our base editing platform;
•	hire additional personnel including research and development, clinical and commercial personnel;
•	add operational, financial, and management information systems and personnel, including personnel to support our product development;
•	acquire or in-license products, intellectual property, medicines and technologies;
•	build and maintain a commercial-scale current Good Manufacturing Practices manufacturing facility; and
•	continue to operate as a public company.

We expect that our cash, cash equivalents and marketable securities at June 30, 2020 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

During the six months ended June 30, 2020, except for the minimum rental commitments disclosed in Note 7, Leases, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-balance sheet arrangements

We did not have during the periods presented and we do not currently have any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2020, we had cash, cash equivalents, and marketable securities of $228.0 million, which consisted of cash, money market funds, commercial paper and corporate notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact in our internal controls over financial reporting despite our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls including changes to their design and operating effectiveness.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the SEC, on March 30, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2020 filed with the SEC on May 12, 2020.

Risks related to our financial position and need for additional capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $64.7 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $267.7 million. We have financed our operations primarily through private placements of our preferred stock and proceeds from the sale of common stock in our IPO. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our current research programs and our preclinical development of product candidates from our current research programs;
•	seek to identify additional research programs and additional product candidates;
•	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
•	maintain, expand, enforce, defend and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	further develop our base editing platform;
•	hire additional personnel, including research and development, clinical, and commercial personnel;
•	add operational, financial, and management information systems and personnel, including personnel to support our product development;
•	acquire or in-license products, intellectual property, medicines, and technologies;
•	build and maintain a commercial-scale cGMP manufacturing facility; and
•	continue to operate as a public company.

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

At June 30, 2020, our cash, cash equivalents, and marketable securities were $228.0 million. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

•	the success of our license agreements and our collaborations;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
•	the extent to which we acquire or in-license products, intellectual property and technologies;
•	the costs of operating as a public company; and
•	the costs of obtaining, building and expanding manufacturing capacity.

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

•	qualify for adequate coverage and reimbursement by government and third-party payors for any of our product candidates for which we obtain regulatory and marketing approval;

•	develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for the product candidates we may develop;
•	manufacture materials in compliance with cGMP and establish the infrastructure necessary to support and develop large-scale manufacturing capabilities;
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

On December 22, 2017, the Tax Act was signed into law. The Tax Act, among other things, contains significant changes to corporate taxation, including (i) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), (iii) limitation of the deduction for NOLs to 80% of current year taxable income in respect of NOLs generated during or after 2018 and elimination of NOL carrybacks, (iv) immediate deductions for certain new investments instead of deductions for depreciation expense over time, and (v) modifying or repealing many business deductions and credits. Any federal NOL incurred in 2018 and in future years may now be carried forward indefinitely pursuant to the Tax Act. Similar rules and limitations may apply for state income tax proposes.

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

To date, we have focused our efforts on gene editing technologies using base editing. Other companies have previously undertaken research and development of gene editing technologies using zinc finger nucleases, engineered meganucleases, and transcription activator-like effector nucleases, or TALENs, but to date none has obtained marketing approval for a product candidate. There can be no certainty that base editing technology will lead to the development of genetic medicines or that other gene editing technologies will not be considered better or more attractive for the development of medicines. For example, Feng Zhang’s group at MIT and Broad Institute, and, separately, Samuel Sternberg’s group at Columbia University announced the discovery of the use of transposons, or jumping genes, in June 2019. Transposons can insert themselves into different places in the genome and can be programmed to carry specific DNA sequences to specific sites, without the need for making double-stranded breaks in DNA. In addition, one of our founders, David Liu, and his group at Broad Institute developed a novel gene editing technology. We have secured an exclusive license from Prime Medicine, a company founded by David Liu, to pursue this new technology in certain fields and for certain applications similar to those we are already pursuing with base editing. Our license does not cover all fields and applications of this new technology for gene editing and Prime Medicine retains broad rights to use this technology outside of the fields licensed to us. It is possible that this gene editing technology developed by David Liu’s group is competitive with our business, and it is also possible that such gene editing technology may potentially be considered more attractive than base editing. Therefore, Prime Medicine may pursue this technology in other fields and for other applications and may develop competing products using such technology. David Liu recently reported results from his lab related to base editing in mitochondria; this is accomplished by splitting the deaminase into two halves, which are reassembled at the desired regions of the mitochondrial DNA. This new technology could be used to treat mitochondrial diseases. Our current technology cannot edit within the mitochondria. In addition, Geoffrey von Maltzahn and others recently launched a company called Tessera Therapeutics, which is focused on a technology they call “Gene Writing.” This technology, which utilizes mobile genetic elements, can alter the genome by inserting genes and exons, introducing small insertions and deletions, or by changing single or multiple DNA base pairs. Similarly, another new gene editing technology that has not been discovered yet may be determined to be more attractive than base editing. Moreover, if we decide to develop gene editing technologies other than those involving base editing, we cannot be certain we will be able to obtain rights to such technologies. Although all of our founders who currently provide consulting and advisory services to us in the area of base editing technologies have assignment of inventions obligations to us with respect to the services they perform for us, these assignment of inventions obligations are subject to limitations and do not extend to their work in other fields or to the intellectual property arising from their employment with their respective academic and research institutions. To obtain intellectual property rights assigned by these founders to such institutions, we would need to enter into license agreements with such institutions, which may not be available on commercially reasonable terms or at all. Further, while our three founders have non-competition clauses in their respective consulting agreements, the non-competition obligation is limited to the field of base editing for human therapeutics, and our founders have developed and may in the future develop new technologies that are outside of the field of their non-competition obligations but may be competitive to our business. For example, as discussed above, David Liu and his group at Broad Institute have developed novel gene editing technology outside of the field of his non-competition obligations that may be used to develop products that compete with our business. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Commencing clinical trials in the United States is also subject to acceptance by the FDA of our Investigational New Drug application, or IND, and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests, the start of our first clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trial or change their position on the acceptability of our data, trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter requirements for approval than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including in Europe.

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

•	sufficiency of our financial and other resources to complete the necessary preclinical studies, IND-enabling studies, and clinical trials;
•	regulator acceptance of IND applications or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;
•	successful development of our internal manufacturing processes and transfer to larger-scale facilities operated by either a CMO, or by us;
•	obtaining and maintaining patent, trade secret, and other intellectual property protection and non-patent exclusivity for our medicines;
•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community, and third-party payors;
•	effectively competing with other therapies and treatment options;
•	a continued acceptable safety profile of the medicines following approval;
•	enforcing and defending intellectual property and proprietary rights and claims; and
•	supplying the product at a price that is acceptable to the pricing or reimbursement authorities in different countries.

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

In certain of our programs, we plan to use lipid nanoparticles, or LNPs, to deliver our base editors. LNPs have been shown to induce oxidative stress in the liver at certain doses, as well as initiate systemic inflammatory responses that can be fatal in some cases. While we aim to continue to optimize our LNPs, there can be no assurance that our LNPs will not have undesired effects. Our LNPs could contribute, in whole or in part, to one or more of the following: immune reactions, infusion reactions, complement reactions, opsonization reactions, antibody reactions including IgA, IgM, IgE or IgG or some combination thereof, or reactions to the PEG from some lipids or PEG otherwise associated with the LNP. Certain aspects of our investigational medicines may induce immune reactions from either the mRNA or the lipid as well as adverse reactions within liver pathways or degradation of the mRNA or the LNP, any of which could lead to significant adverse events in one or more of our future clinical trials. Many of these types of side effects have been seen for legacy LNPs. There may be uncertainty as to the underlying cause of any such adverse event, which would make it difficult to accurately predict side effects in future clinical trials and would result in significant delays in our programs.

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

In addition to side effects and adverse events caused by our product candidates, the conditioning administration process or related procedures which may be used in our electroporation pipeline also can cause adverse side effects and adverse events. Additionally, we have and may continue to collaborate with third parties to develop alternative conditioning regimes. We cannot predict if alternative conditioning regimes will be compatible with our product candidates. If in the future we are unable to demonstrate that such adverse events were caused by the conditioning regimens used, or administration process or related procedure, the FDA, the European Commission, EMA or other regulatory authorities could order us to cease further development of, or deny or limit approval of, our product candidates for any or all target indications. Even if we are able to demonstrate that adverse events are not related to the drug product or the administration of such drug product, such occurrences could affect patient recruitment, the ability of enrolled patients to complete the clinical trial, or the commercial viability of any product candidates that obtain regulatory approval.

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

There are several other companies utilizing CRISPR/Cas9 nuclease technology, including Caribou Biosciences, Editas Medicine, CRISPR Therapeutics, and Intellia Therapeutics. Several additional companies utilize other nuclease-based genome editing technologies, including Zinc Fingers, Arcuses, and TAL Nucleases, which includes Sangamo Biosciences, Precision BioSciences and bluebird bio. The Horizon Discovery Group reported that it licensed base editing technology from Rutgers. Tessera Therapeutics utilizes mobile genetic elements for gene editing. In addition, we face competition from companies utilizing gene therapy, oligonucleotides, and CAR-T therapeutic approaches.

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

Our potential therapeutic products involve editing the human genome. The clinical and commercial success of our potential products will depend in part on public understanding and acceptance of the use of gene editing therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene editing is unsafe, unethical, or immoral, and, consequently, our product candidates may not gain the acceptance of the public or the medical community. For example, a public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy clinical trial. The death of the clinical trial subject was due to complications related to AAV vector administration. In addition, in June 2020, a patient in Audentes Therapeutics’ clinical trial investigating AT132 (a gene therapy product candidate which was being delivered via AAV administration) for X-linked myotubular myopathy (XLMTM) died. Preliminary findings indicated that the immediate cause of death was sepsis, which followed progressive liver dysfunction that occurred within the first 4-6 weeks following AT132 dosing, and which did not respond to standard treatment. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

In addition, gene editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of gene editing technology to human embryos or the human germline. For example, academic scientists in several countries, including the United States, have reported on their attempts to edit the gene of human embryos as part of basic research. In addition, in November 2018, Dr. Jiankui He, a Chinese biophysics researcher who was an associate professor in the Department of Biology of the Southern University of Science and Technology in Shenzhen, China, reportedly claimed he had created the first human genetically edited babies, twin girls. This claim, and another that Dr. He had helped create a second gene-edited pregnancy, was subsequently confirmed by Chinese authorities and was negatively received by the public, in particular those in the scientific community. News reports indicate that Dr. He was sentenced to three years in prison and fined $430,000 in December 2019 by the Chinese government for illegal medical practice in connection with such activities. In the wake of the claim, the World Health Organization established a new advisory committee to create global governance and oversight standards for human gene editing and announced plans for a new global registry to track research on human genome editing. The Alliance for Regenerative Medicine also released principles for the use of gene editing in therapeutic applications endorsed by a number of companies that use gene editing technologies.

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

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	clinical trial sites dropping out of a trial;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•	occurrence of serious adverse events associated with any product candidates we may develop that are viewed to outweigh their potential benefits;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
•	disruption to the operations of the FDA; and
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols or otherwise complying with additional requirements.

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

We or our collaborators may not be able to initiate or continue clinical trials for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be particularly challenging for some of the rare genetically defined diseases we are targeting in our most advanced programs, and delays related to the COVID-19 pandemic could exacerbate delays in enrolling for new clinical trials. In addition, if patients are unwilling to participate in our base editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy, or gene editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products, or for other reasons, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of any product candidates we may develop may be delayed. Moreover, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as any product candidates we may develop, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

We expect to rely on third parties, such as CMOs, CROs, clinical data management organizations, medical institutions, and clinical investigators, to manufacture components of our product candidates we may develop and to conduct our clinical trials. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. For example, we rely on a third party to conduct electroporation; we rely on a third party to supply LNPs; and we rely on third parties to manufacture viral vectors. Any of these third parties may terminate their engagements with us at any time under certain criteria. If we need to enter into alternative arrangements, it may delay our product development activities.

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

Public health epidemics or outbreaks, including COVID-19, could adversely impact our business.

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

The rapid spread of the virus has led to the implementation of various responses, including government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, where our primary offices and laboratory spaces are located, across the United States, and in other countries. The extent to which COVID-19 continues to impact our operations and those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information which may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others. As interventions to contain the spread of the virus are lifted or reduced, new COVID-19 outbreaks may result in new or heightened restrictions.

To protect the health of our employees and their families, and our communities, in accordance with direction from state and local government authorities, we restricted access to our facilities to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that some of our personnel work remotely. We plan to maintain these or similar restrictions until we believe employees can fully resume such activities in accordance with federal, state and local requirements. In the event that governmental authorities were to increase current restrictions, our employees conducting research and development, or manufacturing activities may not be able to access our laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. The field of genome editing, especially in the area of base editing technology, has been the subject of extensive patenting activity and litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain, and we may become involved in complex and costly litigation. Our pending and future patent applications may not result in patents being issued which protect our base editing platform technology and product candidates we may develop, or which effectively prevent others from commercializing competitive technologies and product candidates.

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

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own, or in-license, may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates we may develop will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own, or in-license, may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our patent applications are pending, we may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in interference or derivation proceedings, or equivalent proceedings in foreign jurisdictions. Even if patents do successfully issue, third parties may challenge their inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we own or the patents and patent applications we in-license with respect to our base editing platform technology and product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing, and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced.

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

As a result of the declaration of interference, an adversarial proceeding in the USPTO before the PTAB has been initiated, which is declared to ultimately determine priority, specifically and which party was first to invent the claimed subject matter, and oral arguments commenced on May 18, 2020. An interference is typically divided into two phases. The first phase is referred to as the motions or preliminary motions phase while the second is referred to as the priority phase. In the first phase, each party may raise issues including but not limited to those relating to the patentability of a party’s claims based on prior art, written description, and enablement. A party also may seek an earlier priority benefit or may challenge whether the declaration of interference was proper in the first place. Priority, or a determination of who first invented the commonly claimed invention, is determined in the second phase of an interference. Although we cannot predict with any certainty how long each phase will actually take, each phase may take approximately a year or longer before a decision is made by the PTAB. It is possible for motions filed in the preliminary motions phase to be dispositive of the interference proceeding, such that the second priority phase is not reached. The 10 University of California patent applications and the 13 U.S. patents and one U.S. patent application co-owned by the Boston Licensing Parties involved in U.S. Interference No. 106,115 generally relate to CRISPR/Cas9 systems or eukaryotic cells comprising CRISPR/Cas9 systems having fused or covalently linked RNA and the use thereof in eukaryotic cells. There can be no assurance that the U.S. interference will be resolved in favor of the Boston Licensing Parties. If the U.S. interference resolves in favor of University of California, or if the Boston Licensing Parties’ patents and patent application are narrowed, invalidated, or held unenforceable, we will lose the ability to license the optioned patents and patent application and our ability to commercialize our product candidates may be adversely affected if we cannot obtain a license to relevant third party patents that cover our product candidates. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

The withdrawal of the U.K. from the EU occurred on January 31, 2020, which is commonly known as “Brexit.” A “transition period” through December 31, 2020 has been established to allow the United Kingdom and EU to negotiate the terms of the United Kingdom’s withdrawal from the EU.

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

Accordingly, assuming we, or any collaborators we may have, receive marketing approval for one or more product candidates we develop, we, and such collaborators, and our and their contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. If we and such collaborators are not able to comply with post-approval regulatory requirements, we and such collaborators could be subject to enforcement actions or have the marketing approvals for our products withdrawn by regulatory authorities and our, or such collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition, and prospects.

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

•

federal healthcare program anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

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

Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Healthcare Reform Act and the ongoing efforts to modify or repeal that legislation. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. Modifications have been implemented under the Trump Administration and additional modifications or repeal may occur. For example, tax reform legislation was enacted at the end of 2017 that eliminates the tax penalty established under the Healthcare Reform Act for individuals who do not maintain mandated health insurance coverage beginning in 2019. The Healthcare Reform Act has also been subject to judicial challenge. In December 2018, a federal district court, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. In December 2019, a federal appeals court agreed that the individual mandate was unconstitutional but remanded the case back to the district court to assess more carefully whether any provisions of the Healthcare Reform Act were severable and could survive. In March 2020, the Supreme Court agreed to hear the case. Pending resolution of the litigation, the Healthcare Reform Act is still operational in all respects. There are, and may continue to be, judicial challenges. We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

The FDA’s standards for granting orphan drug exclusivity in the gene therapy context are unclear and evolving. In order for the FDA to grant orphan drug exclusivity to one of our product candidates, the agency must find that the product candidate is indicated for the treatment of a condition or disease that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product candidate available for the disease or condition will be recovered from sales of the product in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different product candidates can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later product candidate is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared with the product that has orphan exclusivity. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

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

On January 28, 2020, the FDA issued a draft guidance document describing its current thinking on when a gene therapy product is the “same” as another product for purposes of orphan exclusivity. Under the Draft Guidance, if either the transgene or vector differs between two gene therapy products in a manner that does not reflect “minor” differences, the two products would be considered different drugs for orphan drug exclusivity purposes. FDA will determine whether two vectors from the same viral class are the same on a case-by-case basis and may consider additional key features in assessing sameness. There remains significant ambiguity and uncertainty under FDA’s draft guidance, and the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

In the EU, we are subject to the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and which imposes new obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.   The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States.  In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework (“Privacy Shield”), one of the mechanisms used to legitimize the transfer of personal data from the EU to the U.S.  The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EU to the U.S.  While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EU to the U.S. generally and increase our costs of compliance with data privacy legislation.

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

As of June 30, 2020, our directors and executive officers and their affiliates beneficially owned shares representing approximately 31.9% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

Recent sales of unregistered securities

On July 21, 2020, pursuant to the Bio Palette License Agreement, we issued 175,000 shares of our common stock to Bio Palette in satisfaction of certain milestone payment obligations pursuant to the Bio Palette License Agreement.  We relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.

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

Item 6. Exhibits.

If Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Amended and Restated By-laws of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.2

10.1	Lease Agreement between Beam Therapeutics Inc. and ARE-NC Region No. 14, LLC					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAM THERAPEUTICS INC.

Date: August 12, 2020	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

Date: August 12, 2020	By:	/s/ Terry-Ann Burrell
Terry-Ann Burrell
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)