Form 10-Q
period 2020-09-30
Beam Therapeutics Inc.
filed 2020-11-10
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of registrant’s common stock outstanding as of November 6, 2020 was 57,965,991.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect, among other things:

•	our current expectations and anticipated results of operations;
•

the initiation, timing, progress and results of our research and development programs and preclinical and clinical studies, including the expected timing of filing Investigation New Drug, or IND, applications and the therapeutic applications of our technology;

•	our ability to advance any product candidates that we may develop and successfully complete any clinical studies, including the manufacture of any such product candidates;
•	our ability to pursue a comprehensive suite of clinically validated delivery modalities;
•	our ability to quickly leverage our initial programs and to progress additional programs to create a clinical portfolio;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	developments related to our competitors and our industry;
•	our ability to leverage the clinical, regulatory, and manufacturing advancements made by gene therapy and gene editing programs to accelerate our clinical trials and approval of product candidates;
•	the expected timing, progress and success of our collaborations with third parties and our ability to identify and enter into future license agreements and collaborations;
•	developments related to base editing technologies;
•	our ability to successfully develop our three distinct pipelines and obtain and maintain approval for our product candidates;
•	our ability to successfully establish and maintain a commercial-scale current Good Manufacturing Practice, or cGMP, manufacturing facility and that this facility will be operational in 2023;
•	regulatory developments in the United States and foreign countries;
•	our ability to attract and retain key scientific and management personnel; and
•	the impact of the coronavirus disease of 2019, or COVID-19, pandemic on our business.

All of these statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Part II, Item 1A of this report. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

When we use the terms “Beam,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q, we mean Beam Therapeutics Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$137,903	$37,221
Marketable securities	64,317	54,627
Prepaid expenses and other current assets	6,487	2,696
Total current assets	208,707	94,544
Property and equipment, net	29,404	24,290
Restricted cash	14,840	13,332
Operating lease right-of-use assets	21,776	18,957
Other assets	3,546	4,976
Total assets	$278,273	$156,099
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,569	$7,846
Accrued expenses and other current liabilities	18,309	7,852
Derivative liabilities	16,500	7,800
Current portion of lease liability	4,340	4,337
Current portion of equipment financing liability	1,733	1,303
Total current liabilities	47,451	29,138
Long-term lease liability	23,810	21,187
Long-term equipment financing liability	4,448	4,411
Other liabilities	2,493	418
Total liabilities	78,202	55,154
Commitments and contingencies (See Note 7, Leases, and Note 8, License agreements)
Redeemable convertible preferred stock	—	302,049
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 25,000,000 and no shares authorized, and no shares issued or outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value; 250,000,000 and 205,000,000 shares authorized, 51,930,943 and 9,981,991 issued, and 50,438,740 and 7,326,185 outstanding at September 30, 2020 and December 31, 2019, respectively	504	73
Additional paid-in capital	501,698	1,851
Accumulated other comprehensive income	41	16
Accumulated deficit	(302,172)	(203,044)
Total stockholders’ equity (deficit)	200,071	(201,104)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$278,273	$156,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
License revenue	$6	$6	$18	$12
Operating expenses:
Research and development	29,825	12,543	70,728	34,402
General and administrative	7,502	5,487	21,251	14,393
Total operating expenses	37,327	18,030	91,979	48,795
Loss from operations	(37,321)	(18,024)	(91,961)	(48,783)
Other income (expense):
Change in fair value of derivative liabilities	2,700	(1,600)	(8,700)	(3,600)
Interest and other income (expense), net	169	619	1,533	1,907
Total other income (expense)	2,869	(981)	(7,167)	(1,693)
Net loss	$(34,452)	$(19,005)	$(99,128)	$(50,476)
Unrealized (loss) gain on marketable securities	(132)	(35)	25	48
Comprehensive loss	$(34,584)	$(19,040)	$(99,103)	$(50,428)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(34,452)	$(19,005)	$(99,128)	$(50,476)
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	—	(3,262)	(1,277)	(9,451)
Net loss attributable to common stockholders	$(34,452)	$(22,267)	$(100,405)	$(59,927)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.69)	$(3.31)	$(2.31)	$(9.58)
Weighted-average common shares used in net loss per share attributable to common stockholders, basic and diluted	50,087,747	6,717,792	43,438,919	6,254,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance at December 31, 2018	119,308,387	$251,434	5,565,368	$56	$7,256	—	$(124,718)	$(117,406)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $0.1 million	11,308,397	37,901	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	2,963	—	—	(2,963)	—	—	(2,963)
Vesting of restricted common stock	—	—	388,562	4	(4)	—	—	—
Issuance of common stock related to license agreement	—	—	16,725	—	113	—	—	113
Stock-based compensation	—	—	—	—	869	—	—	869
Exercise of common stock options	—	—	12,502	—	7	—	—	7
Net loss	—	—	—	—	—	—	(13,610)	(13,610)
Balance at March 31, 2019	130,616,784	$292,298	5,983,157	$60	$5,278	$—	$(138,328)	$(132,990)
Accretion of redeemable convertible preferred stock to redemption value	—	3,226	—	—	(3,226)	—	—	(3,226)
Vesting of restricted common stock	—	—	393,440	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	2,073	—	—	2,073
Exercise of common stock options	—	—	57,496	1	47	—	—	48
Other comprehensive income	—	—	—	—	—	83	—	83
Net loss	—	—	—	—	—	—	(17,861)	(17,861)
Balance at June 30, 2019	130,616,784	$295,524	6,434,093	$65	$4,168	$83	$(156,189)	$(151,873)
Accretion of redeemable convertible preferred stock to redemption value	—	3,226	—	—	(3,262)	—	—	(3,262)
Vesting of restricted common stock	—	—	389,261	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	2,029	—	—	2,029
Exercise of common stock options	—	—	80,300	—	81	—	—	81
Other comprehensive loss	—	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	(19,005)	(19,005)
Balance at September 30, 2019	130,616,784	$298,750	6,903,654	$69	$3,012	$48	$(175,194)	$(172,065)

Beam Therapeutics Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) - Continued

(Unaudited)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2019	130,616,784	$302,049	7,326,185	$73	$1,851	$16	$(203,044)	$(201,104)
Accretion of redeemable convertible preferred stock to redemption value	—	1,277	—	—	(1,277)	—	—	(1,277)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(130,616,784)	(303,326)	29,127,523	291	303,035	—	—	303,326
Issuance of common stock from initial public offering, net of issuance costs of $18.7 million	—	—	12,176,471	122	188,201	—	—	188,323
Vesting of restricted common stock	—	—	387,866	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	2,792	—	—	2,792
Exercise of common stock options	—	—	59,305	1	151	—	—	152
Other comprehensive loss	—	—	—	—	—	(360)	—	(360)
Net loss	—	—	—	—	—	—	(30,458)	(30,458)
Balance at March 31, 2020	—	$—	49,077,350	$491	$494,749	$(344)	$(233,502)	$261,394
Vesting of restricted common stock	—	—	387,870	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	2,769	—	—	2,769
Exercise of common stock options	—	—	180,517	1	359	—	—	360
Other comprehensive income	—	—	—	—	—	517	—	517
Net loss	—	—	—	—	—	—	(34,218)	(34,218)
Balance at June 30, 2020	—	$—	49,645,737	$496	$497,873	$173	$(267,720)	$230,822
Vesting of restricted common stock	—	—	387,867	4	(4)	—	—	—
Issuance of common stock related to license agreement	—	—	175,000	2	262			264
Stock-based compensation	—	—	—	—	3,012	—	—	3,012
Exercise of common stock options	—	—	230,136	2	555	—	—	557
Other comprehensive loss	—	—	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	—	—	(34,452)	(34,452)
Balance at September 30, 2020	—	$—	50,438,740	$504	$501,698	$41	$(302,172)	$200,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(99,128)	$(50,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,463	2,501
Amortization of investment discount (premiums)	49	(670)
Stock-based compensation expense	8,573	4,971
Change in operating lease right-of-use assets	3,065	1,019
Non-cash research and development license expense, net	5,164	113
Change in fair value of derivative liabilities	8,700	3,600
Other	(517)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,667)	(2,055)
Other long-term assets	(56)	(522)
Accounts payable	(134)	1,321
Accrued expenses and other liabilities	4,219	1,371
Operating lease liabilities	(3,249)	(1,441)
Financing milestone liabilities	—	(13,750)
Other long-term liabilities	2,075	(185)
Net cash used in operating activities	(71,443)	(54,203)
Investing activities
Purchases of property and equipment	(8,232)	(10,358)
Purchases of marketable securities	(167,094)	(111,374)
Maturities of marketable securities	157,380	38,964
Purchase of long-term investment	(750)	(450)
Net cash used in investing activities	(18,696)	(83,218)
Financing activities
Proceeds from issuance of Series B Preferred Stock, net	—	37,901
Proceeds from initial public offering, net of underwriting discount	192,510	—
Payment of initial and follow-on public offering costs	(1,717)	(1,088)
Proceeds from equipment financings	1,625	3,801
Repayment of equipment financings	(1,158)	(170)
Proceeds from exercise of stock options	1,069	136
Net cash provided by financing activities	192,329	40,580

Net change in cash, cash equivalents and restricted cash	102,190	(96,841)
Cash, cash equivalents and restricted cash—beginning of period	50,553	147,936
Cash, cash equivalents and restricted cash—end of period	$152,743	$51,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$422	$68

Supplemental disclosure of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$303,326	$—
Property and equipment additions in accounts payable and accrued expenses	$2,809	$1,049
Operating lease liabilities arising from obtaining right-of-use assets	$5,795	$—
Receipt of common stock in exchange for technology license	$—	$460
Issuance of common stock for research and development license	$264	$113
Equity issuance costs in accounts payable and accrued expenses	$342	$1,666
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	$1,277	$9,451

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Liquidity and capital resources

Since its inception, the Company has devoted substantially all of its resources to building its base editing platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

In October 2020, the Company issued and sold 5,750,000 shares of its common stock, including 750,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $23.50 per share, for aggregate gross proceeds of $135.1 million. The Company received approximately $126.6 million in net proceeds after deducting underwriting discounts and estimated offering expenses payable by the Company.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $302.2 million as of September 30, 2020. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities as of September 30, 2020 of $202.2 million, along with the proceeds from its common stock offering in October 2020, will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2020, the results of its operations and other comprehensive loss, and redeemable convertible preferred stock and stockholders’ equity (deficit), for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 30, 2020.

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

COVID-19-related significant risks and uncertainties

With the ongoing concern related to the COVID-19 pandemic in the first nine months of 2020, the Company has maintained and expanded its business continuity plans to address and mitigate the impact of the COVID-19 pandemic on its business. In March 2020, to protect the health of its employees, and their families and communities, the Company restricted access to its offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that could be present at its facilities at any one time, and requested that most of its employees work remotely. In May 2020, as certain states eased restrictions, the Company established new protocols to better allow its full laboratory staff access to the Company’s facilities. These protocols included several shifts working over a seven-day-week protocol. The Company expects to continue incurring additional costs to ensure it adheres to the guidelines instituted by the Centers for Disease Control and Prevention, or CDC, and to provide a safe working environment to its onsite employees.

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

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the nine months ended September 30, 2020, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from these estimates.

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

Cash, cash equivalents, and restricted cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with an original maturity of three months or less at the date of purchase. Restricted cash represents collateral provided for letters of credit issued as security deposits in connection with the Company’s leases of its corporate and manufacturing facilities.

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$137,903	$37,764
Restricted cash	14,840	13,331
Total cash, cash equivalents, and restricted cash	$152,743	$51,095

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

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Lab equipment	$16,268	$12,029
Leasehold improvements	12,706	12,653
Furniture and fixtures	1,040	1,040
Computer equipment	557	547
Construction in process	6,460	2,185
Total property and equipment	37,031	28,454
Less accumulated depreciation	(7,627)	(4,164)
Property and equipment, net	$29,404	$24,290

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$1,218	$908	$3,463	$2,501

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

The Company also holds investments in privately issued corporate equity securities, which are accounted for investments in equity securities. These investments do not have readily determinable fair values and the Company values such investments based on the cost of the equity securities adjusted for observable market transactions or impairments, if any. As of September 30, 2020, the Company held $2.5 million of investments in privately issued corporate equity securities. During the nine months ended September 30, 2020, as a result of an observable market transaction (Level 2), the Company adjusted the value of its investment and recorded an unrealized gain of $0.5 million in interest and other income (expense), net in the Company’s consolidated statements of operations and other comprehensive loss.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at September 30, 2020 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$68,891	$68,891	$68,891	$—	$—
Commercial paper	60,987	60,987	—	60,987	—
Corporate notes	9,036	9,036	—	9,036	—
Marketable securities:
Commercial paper	3,997	3,997	—	3,997	—
Corporate notes	29,223	29,223	—	29,223	—
U.S. Treasury securities	26,035	26,035	—	26,035	—
Government securities	5,062	5,062	—	5,062	—
Total assets	$203,231	$203,231	$68,891	$134,340	$—

Liabilities
Success payment liability – Harvard	$8,200	$8,200	$—	$—	$8,200
Success payment liability – Broad Institute	8,300	8,300	—	—	8,300
Total liabilities	$16,500	$16,500	$—	$—	$16,500

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

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Fair value of Series A Preferred (per share) (1)	$—	$3.60	$—	$3.60
Fair value of common stock (per share)	24.62	—	24.62	—
Expected volatility	73%	72%	73%	72%
Expected term (years)	0.60-8.75	0.10-8.01	0.60-9.61	0.10-8.01

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

At December 31, 2019, the fair value of the Series A Preferred was determined by management with the assistance of an independent third-party specialist. At September 30, 2020, the fair value of the common stock was the market value of the Company’s common stock. The computation of expected volatility was estimated using available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. In addition, the Company incorporated the estimated number, timing, and probability of valuation measurement dates in the calculation of the success payment liability.

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Nine Months Ended September 30, 2020
	Harvard	Broad Institute	Total
Balance at December 31, 2019	$3,900	$3,900	$7,800
Changes in fair value	4,300	4,400	8,700
Balance at September 30, 2020	$8,200	$8,300	$16,500

5. Marketable securities

The following table summarizes the Company’s marketable securities held at September 30, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$3,984	$13	$—	$3,997
Corporate notes	29,196	27	—	29,223
U.S. Treasury securities	26,034	1	—	26,035
Government securities	5,062	—	—	5,062
Total	$64,276	$41	$—	$64,317

The following table summarizes the Company’s marketable securities held at December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$36,875	$14	$—	$36,889
Corporate notes	17,736	2	—	17,738
Total	$54,611	$16	$—	$54,627

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2020, the balance in accumulated other comprehensive income was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the nine months ended September 30, 2020 and 2019 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same period.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The contractual maturity dates of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Prime license costs (1)	5,000	—
Process development and manufacturing costs	4,138	593
Employee compensation and related benefits	3,207	3,531
Professional fees	2,776	1,541
Other research costs	1,914	955
Other	1,274	1,232
Total	$18,309	$7,852

(1)

In September 2020, the Company elected to continue its collaboration with Prime Medicine, Inc., or Prime Medicine, and recognized and $5.0 million, which represents the fair value of Beam’s common stock to be issued to Prime Medicine. Refer to Note 8, License agreements, for further discussion of the Prime Medicine license agreement.

7. Leases

Operating leases

The Company’s operating leases are as follow:

•

A February 2018 lease for 38,203 square feet of office and laboratory space, which commenced in March 2018 and terminates in September 2028. The lease is subject to fixed-rate rent escalations and provides for $6.1 million in tenant improvements and a term extension option, which was not reasonably certain of exercise.

•

An October 2018 lease for laboratory space, which commenced in April 2019 and was amended in March 2020 and April 2020. The amended lease commenced in April 2020 and terminates in December 2025. The amended lease is subject to fixed-rate rent escalations and provides an option to extend the lease for two additional two-year periods through December 31, 2029, which were not determined by the Company to be reasonably certain of being exercised. Upon commencement of the March 2020 amendment, the Company recorded an operating lease right-of-use, or ROU, asset and a lease liability of $4.2 million. Upon commencement of the April 2020 amendment, the Company recorded an operating lease ROU asset and a lease liability of $1.8 million.

•	Leases in June and July 2019 for office and laboratory space, both of which commenced in October 2019 and terminate in December 2021. The leases are subject to fixed-rate rent escalations.

The following table summarizes operating lease costs as well as sublease income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$1,644	$1,001	$4,947	$2,620
Variable lease costs	249	140	786	439
Short-term lease costs	—	17	—	116
Sublease income	—	(12)	—	(34)
Total	$1,893	$1,146	$5,733	$3,141

The following table summarizes the lease term and discount rate:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.8 years	7.4 years
Weighted-average discount rate
Operating leases	9.7%	9.8%

The following table summarizes the cash paid for amounts included in the measurement of lease liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating cash flows used for operating leases	$2,014	$1,204	$5,132	$2,906
Operating lease liabilities arising from obtaining ROU assets	—	—	5,795	—

At September 30, 2020, the future minimum lease payments for the Company’s operating leases for each of the years ending December 31 were as follows (in thousands):

Remainder of 2020	$1,780
2021	6,507
2022	4,745
2023	4,879
2024	5,033
2025	5,123
Thereafter	10,411
Undiscounted lease payments	38,478
Less: imputed interest	(10,328)
Total operating lease liabilities	$28,150

In addition to the leases discussed above, the Company is party to an April 2019 lease for office and laboratory space to be built, with the rent payments for the first phase expected to commence at the earliest in late 2021 and the rent payments for the second phase expected to commence at the earliest in the first half of 2022. The lease will terminate 12 years from the second phase commencement date. The lease is subject to fixed-rate rent escalations and provides for $23.4 million in tenant improvements and the option to extend the lease for two terms of five years each. Upon executing the lease, the Company made a security deposit of $11.8 million in the form of a letter of credit, which is included in restricted cash as of September 30, 2020. In October 2020, the Company gained access to the lease space and will record a ROU asset and a lease liability. The minimum amount of anticipated undiscounted lease payments due under this lease is $177.2 million. Further, the tabular disclosure of minimum lease payments above does not include payments due under this lease.

In August 2020, the Company entered into a lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The lease has a term of fifteen years following the commencement date and provides the Company the option to extend the lease term for two five-year terms. It is subject to fixed rate escalation increases and also provides up to $20.0 million for reimbursement of tenant improvements. As the lease had not commenced as of September 30, 2020, the Company has not recorded an operating lease ROU asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The lease payments are subject to adjustment following the determination of the total project costs of the landlord. The initial estimate of minimum amount of undiscounted lease payments due under this lease is $63.9 million. The Company expects to invest up to $83.0 million over a five-year period and anticipates that the facility will be operational by the first quarter of 2023. Further, the tabular disclosure of minimum lease payments above does not include payments due under this lease.

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

The future minimum payments related to the equipment financing obligations at September 30, 2020, for each of the years ending December 31 were as follows (in thousands):

Remainder of 2020	$551
2021	2,200
2022	2,200
2023	1,550
2024	70
Total	6,571
Less: amounts representing interest at 8.64%	(926)
Plus: residual values	536
Financing obligations	$6,181

The following table summarizes the breakdown of the principal and interest portions of the equipment financing payments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Paydown of principal	$410	$170	$1,158	$170
Payment of interest	140	68	422	68

8. License agreements

Harvard license agreement

Under the terms of the Harvard License Agreement, Harvard is entitled to receive success payments, determined based upon the achievement of specified multiples of the initial weighted average value of the Company’s Series A Preferred at specified valuation dates. The Company is required to make success payments to Harvard during a period of time, or the Harvard Success Payment Period, which has been determined to be the later of (1) the ninth anniversary of the Harvard License Agreement or (2) the earlier of (a) the twelfth anniversary of the Harvard License Agreement and (b) the third anniversary of the first date on which a licensed product receives regulatory approval in the United States. During the Harvard Success Payment Period, the Company will perform a calculation of any amounts owed to Harvard on each rolling 90-day period, commencing one year after the Company’s IPO.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	September 30, 2020	December 31, 2019
Harvard success payment liability	$8,200	$3,900

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Change in fair value of Harvard success payment liability	$(1,400)	$800	$4,300	$1,800

As of September 30, 2020, no success payments have been paid or are due to Harvard.

In addition, Harvard was entitled to receive financing milestone payments, which were paid by the Company during the year ended December 31, 2019.

The annual maintenance fee under the Harvard License Agreement is recorded as research and development expense. Patent prosecution costs are recognized as expense in the period incurred. As of September 30, 2020, the Company determined that product development and regulatory approval milestones and royalties under the Harvard License Agreement were not probable and, as such, no amounts were recognized for the nine months ended September 30, 2020.

Broad license agreement

Under the terms of the Broad License Agreement, Broad Institute is entitled to receive success payments, determined based upon the achievement of specified multiples of the initial weighted average value of the Blink Series A Preferred at specified valuation dates. The Company is required to make success payments to Broad Institute during a period of time, or the Broad Success Payment Period, which has been determined to be the earliest of (1) the twelfth anniversary of the Broad License Agreement, or (2) the third anniversary of the first date on which a licensed product receives regulatory approval in the United States. During the Broad Success Payment Period, the Company will perform a calculation of any amounts owed to Broad Institute on each rolling 90-day period, commencing one year after the Company’s IPO.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	September 30, 2020	December 31, 2019
Broad Institute success payment liability	$8,300	$3,900

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Change in fair value of Broad Institute success payment liability	$(1,300)	$800	$4,400	$1,800

As of September 30, 2020, no success payments have been paid or are due to Broad Institute.

In addition, Broad Institute was entitled to receive financing milestone payments, which were paid by the Company during the year ended December 31, 2019.

The annual maintenance fee under the Broad License Agreement is recorded as research and development expense. Patent prosecution costs are recognized as expense in the period incurred. As of September 30, 2020, the Company determined that product development and regulatory approval milestones and royalties under the Broad License Agreement were not probable and, as such, no amounts were recognized for the nine months ended September 30, 2020.

Editas license agreement

In May 2018, the Company entered into a license agreement, or the Editas License Agreement, with Editas Medicine, Inc., or Editas, for certain intellectual property rights owned or controlled by Editas, for specified uses. Under the Editas License Agreement, Editas granted to the Company a worldwide, exclusive, sublicensable license (subject to certain exceptions and conditions) under certain intellectual property controlled by Editas for the use of base editing therapies for the treatment of any field of human diseases and conditions, subject to certain exceptions, or the Beam Field, and the licenses granted or to be granted under the Editas License Agreement, or the Editas Development and Commercialization License. Additionally, Editas granted to the Company a royalty-free, non-exclusive license under certain intellectual property owned or controlled by Editas to perform research activities in the Beam Field. Editas provided the Company with an exclusive option to obtain an Editas Development and Commercialization License to three additional groups of intellectual property owned or controlled by Editas, on a group by group basis, during the specified option period, subject to certain exceptions. Pursuant to the Editas License Agreement, the Company will use commercially reasonable efforts to develop a product that includes the rights licensed to the Company within a specified period of time and to commercialize any such products that have received regulatory approval in certain specified countries.

The annual maintenance fees under the Editas License Agreement are recorded as research and development expense. Annual patent costs are expensed as incurred. In addition, the Company is required to make certain development, regulatory and commercial milestone payments to Editas upon the achievement of specified milestones. As of September 30, 2020, the triggering of these milestone payments was not probable and, as such, no amounts were recognized for the nine months ended September 30, 2020.

Bio Palette

In March 2019, the Company entered into a license agreement, or the Bio Palette License Agreement, with Bio Palette Co., Ltd., or Bio Palette, pursuant to which Beam received an exclusive (even as to Bio Palette), sublicensable license under certain patent rights related to base editing owned or controlled by Bio Palette to exploit products for the treatment of human disease throughout the world, but excluding products in the microbiome field in Asia. In addition, the Company granted Bio Palette an exclusive (even as to Beam) license under certain patent rights related to base editing and gene editing owned or controlled by the Company to exploit products in the microbiome field in Asia. Each party to the agreement retains non-exclusive rights to develop and manufacture products in the microbiome field worldwide for the sole purpose of exploiting those products in its own territory. Each party agrees to certain coordination obligations in the microbiome field if either party determines not to exploit their rights in such field.

Upon the execution of the Bio Palette License Agreement, the Company paid Bio Palette an upfront fee of $0.5 million and issued to Bio Palette 16,725 shares of its common stock valued at $0.1 million, which were recorded as research and development expense for the three months ended March 31, 2019. Upon the issuance of a certain Bio Palette patent in the United States in June 2020, the Company made a milestone payment of $2.0 million and, in July 2020, issued to Bio Palette 175,000 shares of its common stock valued at $0.3 million, which were recognized as research and development expense. The fair value of the common stock issued to Bio Palette under the Bio Palette License Agreement was measured at the inception of arrangement and expensed when the issuance of shares became probable.

9. Collaboration and license agreements

Prime Medicine

In September 2019, the Company entered into a collaboration and license agreement with Prime Medicine to research and develop a novel gene editing technology developed by one of Beam’s founders. Under the terms of the agreement, the Company granted Prime Medicine a non-exclusive license to certain of its CRISPR technology (including Cas12b), delivery technology and certain other technology controlled by Beam to develop and commercialize gene editing products for the treatment of human diseases. The Company is not currently using the intellectual property licensed from Prime Medicine in any of its current programs, but it is required to use commercially reasonable efforts to develop new product candidates using the intellectual property licensed from Prime Medicine. Additionally, each party granted to the other party certain exclusive and non-exclusive licenses to certain technology developed after the effective date of the agreement and controlled by the granting party or jointly owned by the parties. Each party has an obligation to assign rights in certain technology developed under the collaboration to the other party.

Beam has an obligation to issue $5.0 million in shares of its common stock to Prime Medicine, and Prime Medicine has an obligation to issue 5,000,000 shares of its common stock to Beam, should Beam elect to extend the collaboration beyond one year. In September 2020, the Company elected to continue the collaboration and, in October 2020, issued 200,307 shares of the Company’s common stock to Prime Medicine. The Company recognized $5.0 million, which represents the fair value of Beam’s common stock to be issued to Prime Medicine, as research and development expense within the accompanying condensed consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2020, and within accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2020. Additionally, in October 2020, the Company received 5,000,000 shares of Prime Medicine’s common stock and recognized $0.1 million as an offset to research and development expense within the accompanying condensed consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2020, and within other current assets in the accompanying condensed consolidated balance sheets as of September 30, 2020.

As of September 30, 2020, the Company determined that milestones and royalties under the agreement were not probable of recognition.

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

As of September 30, 2020, the Company determined that milestones and royalties under the Verve Agreement were not probable of recognition.

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

In February 2020, the Company completed its IPO in which the Company issued and sold 12,176,471 shares of its common stock, including 1,588,235 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $207.0 million. The Company received approximately $188.3 million in net proceeds after deducting underwriting discounts and estimated offering expenses payable by the Company. In connection with the IPO, all outstanding shares of the Company’s preferred stock converted into 29,127,523 shares of the Company’s common stock.

In October 2020, the Company issued and sold 5,750,000 shares of its common stock, including 750,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $23.50 per share, for aggregate gross proceeds of $135.1 million. The Company received approximately $126.6 million in net proceeds after deducting underwriting discounts and estimated offering expenses payable by the Company.

11. Stock option and grant plan

Stock option and grant plan

The Beam Therapeutics Inc. 2017 Stock Option and Grant Plan adopted by the Company’s board of directors in June 2017 and amended in February and May 2019, provides for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the issuance or purchase of shares of the Company’s common stock.

In October 2019, the Company’s board of directors adopted the Beam Therapeutics Inc. 2019 Equity Incentive Plan, or the 2019 Plan, and, subsequent to the IPO, all equity-based awards are granted under the 2019 Plan. The 2019 Plan provides for grant of qualified and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other share-based awards to the Company’s employees, officers, directors, advisors, and outside consultants. As of September 30, 2020, the Company had 8,021,083 shares reserved and 2,387,598 shares available for future issuance under the 2019 Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,999	$1,175	$5,577	$3,150
General and administrative	1,013	854	2,996	1,821
Total stock-based compensation expense	$3,012	$2,029	$8,573	$4,971

Stock options

A summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2019	4,791,047	$4.72
Granted	1,346,146	19.40
Exercised	(469,958)	2.28
Forfeitures	(33,750)	7.33
Outstanding at September 30, 2020	5,633,485	8.32
Exercisable as of September 30, 2020	1,337,259	3.95

The weighted-average grant date fair value per share of options granted in the nine months ended September 30, 2020 was $13.35. As of September 30, 2020, there was $27.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted stock

The following summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2019	2,655,806	$2.73
Vested	(1,163,603)	2.32
Unvested as of September 30, 2020	1,492,203	$3.14

At September 30, 2020, there was approximately $4.7 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 0.6 years.

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

	As of September 30,
	2020	2019
Redeemable convertible preferred stock	—	29,127,523
Unvested restricted stock	1,492,203	3,043,669
Outstanding options to purchase common stock	5,633,485	4,939,038
Total	7,125,688	37,110,230

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(34,452)	$(22,267)	$(100,405)	$(59,927)
Denominator:
Weighted average number of common shares, basic and diluted	50,087,747	6,717,792	43,438,919	6,254,069
Net loss per common share attributable to common stockholders, basic and diluted	$(0.69)	$(3.31)	$(2.31)	$(9.58)

As discussed in Note 9, Collaboration and license agreements, as of September 30, 2020, the Company had an obligation to issue $5.0 million in shares of its common stock to Prime Medicine. In October 2020, the Company issued 200,307 shares of Beam common stock to Prime Medicine. The shares are considered issued for the purposes of computing earnings per share at September 30, 2020 as the Company had an obligation to issue the shares as of September 26, 2020.

13. Income taxes

During the three and nine months ended September 30, 2020 and 2019, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

14. Related party transactions

Founders

For the nine months ended September 30, 2020 and 2019, the Company made payments of $0.1 million and $0.1 million, respectively, to each of its three founder shareholders for scientific consulting and other expenses.

Verve

The Company and Verve are parties to a collaboration and license agreement and have a common board member. During the nine months ended September 30, 2020 and 2019, the Company purchased shares of Verve series A preferred stock valued at $0.8 million and $0.4 million, respectively. During the nine months ended September 30, 2020, the Company recognized unrealized gains of $0.5 million on its investment in Verve preferred stock.

The Company purchased certain materials from Verve amounting to $0.3 million, which is recorded as research and development expenses within the accompanying condensed consolidated statements of operations and other comprehensive loss for the nine months ended September 30, 2020, and within accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2020. The Company also sold certain materials to Verve amounting to $0.2 million, which is recorded as interest and other income (expense), net within the accompanying condensed consolidated statements of operations and other comprehensive loss for the nine months ended September 30, 2020, and within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of September 30, 2020.

Prime Medicine

The Company and Prime Medicine are parties to a collaboration and license agreement and have a common founder and several common board members. In September 2020, the Company elected to continue its collaboration with Prime Medicine and, in October

2020, as required by the terms under its collaboration and license agreement with Prime Medicine, issued 200,307 shares of the Company’s common stock to Prime Medicine. The Company recognized $5.0 million, which represents the fair value of Beam’s common stock to be issued to Prime Medicine, as research and development expense within the accompanying condensed consolidated statements of operations and other comprehensive loss for the nine months ended September 30, 2020, and within accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2020. Additionally, in October 2020, the Company received 5,000,000 shares of Prime Medicine’s common stock and recognized $0.1 million as an offset to research and development expense within the accompanying condensed consolidated statements of operations and other comprehensive loss for the nine months ended September 30, 2020, and within other current assets in the accompanying condensed consolidated balance sheets as of September 30, 2020.

Additionally, in September 2019, in connection with the Company’s collaboration and license agreement with Prime Medicine, the Company executed a letter agreement, as amended, to provide certain interim management and startup services to Prime Medicine for up to March 2021. Prime Medicine is obligated to reimburse the Company’s out-of-pocket costs incurred in connection with performing the services and, beginning in October 2020, will pay the Company a $30 thousand monthly service fee. For the nine months ended September 30, 2020, the Company did not recognize any amounts for performing such services or incur any out-of-pocket expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part II, Item 1A. and elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Overview

We are a biotechnology company committed to creating a new class of precision genetic medicines based on our proprietary base editing technology, with a vision of providing life-long cures to patients suffering from serious diseases. Our proprietary base editing technology potentially enables an entirely new class of precision genetic medicines that targets a single base in the genome without making a double-stranded break in the DNA. This approach uses a chemical reaction designed to create precise, predictable and efficient genetic outcomes at the targeted sequence. Our novel base editors have two principal components: (i) a CRISPR protein, bound to a guide RNA, that leverages the established DNA-targeting ability of CRISPR, but modified to not cause a double-stranded break, and (ii) a base editing enzyme, such as a deaminase, which carries out the desired chemical modification of the target DNA base. We believe this design contributes to a more precise and efficient edit compared to traditional gene editing methods, which operate by creating targeted double-stranded breaks in the DNA; these breaks can result in unwanted DNA modifications. We believe that the precision of our editors will dramatically increase the impact of gene editing for a broad range of therapeutic applications.

To unlock the full potential of our base editing technology across a wide range of therapeutic applications, we are pursuing a comprehensive suite of clinically validated delivery modalities in parallel. For a given tissue type, we use the delivery modality with the most compelling biodistribution. Our programs are organized by delivery modality into three distinct pipelines: electroporation for efficient delivery to blood cells and immune cells ex vivo; lipid nanoparticles, or LNPs, for non-viral in vivo delivery to the liver and potentially other organs in the future; and adeno-associated viral vectors, or AAV, for in vivo viral delivery to the eye and central nervous system, or CNS.

The elegance of the base editing approach combined with a tissue specific delivery modality, provides the basis for a targeted efficient, precise, and highly versatile gene editing system, capable of gene correction, gene silencing/gene activation, and multiplex editing of several genes simultaneously. We are currently advancing a broad, diversified portfolio of base editing programs against distinct editing targets, utilizing the full range of our development capabilities. We believe the flexibility and versatility of our base editors may lead to broad therapeutic applicability and transformational potential for the field of precision genetic medicines.

We continue to make meaningful advancements across our programs. Within our ex vivo platform, we have identified three development candidates to date – two candidates targeting hemoglobinopathies and one candidate in our T-cell therapy program:

•

BEAM-101 reproduces single base changes seen in individuals with Hereditary Persistence of Fetal Hemoglobin, or HPFH, to potentially protect them from the effects of mutations causing sickle cell disease or beta thalassemia. We have achieved proof-of-concept in vivo with long-term engraftment of base edited human CD34 cells in mice for BEAM-101. Persistence of engraftment and high levels of editing have been confirmed in several preclinical studies, including in studies using material generated at a clinically relevant scale. Following conversations with regulators and supported by our off-target biology assays, we are planning to initiate IND-enabling studies in 2020 and expect to file an IND for BEAM-101 during the second half of 2021.

•

BEAM-102 directly corrects the causative mutation in sickle cell disease by recreating a naturally-occurring normal human hemoglobin variant, HbG-Makassar. During the second quarter of 2020, we published preclinical data on BEAM-102 demonstrating that our adenine base editors, or ABEs, can efficiently convert the causative Hemoglobin S, or HbS, point mutation, to HbG-Makassar, with high efficiency (more than 80%). The Makassar variant does not cause hemoglobin to polymerize, or red cells to sickle and, therefore, edited cells are cured through elimination of the disease-causing protein. The results from this study confirmed the ability of the Makassar variant to protect cells from sickling, even in the context of mono-allelic editing (with one sickle allele and one corrected allele).

•

BEAM-201 is a potent and specific anti-CD7, multiplex edited, allogeneic CAR-T development candidate for the treatment of relapsed/refractory T-cell acute lymphoblastic leukemia, or T-ALL, a severe disease affecting children and adults with a five-year overall survival of less than 25%. BEAM-201 is produced using a Good Manufacturing Practice, or GMP, -compliant, clinical-scale process in which T-cells derived from healthy donors are simultaneously base edited at four genomic loci then transduced with a lentivirus coding for an anti-CD7 CAR. The resulting cells are universally-compatible, allogeneic (“off the shelf”) CD7-targeting CAR-T cells resistant to both fratricide and immunosuppression.

We also continue to advance our liver disease programs. During the second quarter of 2020, we showed the ability to directly correct the mutation causing Alpha-1 antitrypsin deficiency, providing both in vitro and in vivo proof of concept for base editing to correct this disease. We have also achieved editing levels, in preclinical models, for the correction of the two most prevalent mutations causing Glycogen Storage Disease Type IA, or GSDIa, that could be clinically relevant if reproduced in humans. An important next step for the liver disease programs is finalizing our LNP formulation, and we are making progress on developing a formulation using proof of concept targets. To date, with this formulation, we have shown high levels of editing in mice at doses consistent with clinical use. We are currently conducting non-human primate studies to evaluate our LNP formulation and anticipate initial data in early 2021. We believe we are on track to nominate our first development candidate from our liver portfolio in 2021.

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

Ex vivo electroporation for hematology: Sickle cell disease and beta-thalassemia

Sickle cell disease, a severe inherited blood disease, is caused by a single point mutation, E6V, in the beta globin gene. This mutation causes the mutated form of HbS to aggregate into long, rigid molecules that bend red blood cells into a sickle shape under conditions of low oxygen. Sickled cells obstruct blood vessels and die prematurely, ultimately resulting in anemia, severe pain (crises), infections, stroke, organ failure, and early death. Sickle cell disease is the most common inherited blood disorder in the United States, affecting an estimated 100,000 individuals, of which a significant proportion are of African-American descent (1:365 births). Beta-thalassemia is another inherited blood disorder characterized by severe anemia caused by reduced production of functional hemoglobin due to insufficient expression of the beta globin protein. Transfusion-dependent beta-thalassemia, or TDBT, is the most severe form of this disease, often requiring multiple transfusions per year. Patients with TDBT suffer from failure to thrive, persistent infections, and life-threatening anemia. The incidence of symptomatic beta-thalassemia is estimated to be 1:100,000 worldwide, including 1:10,000 in Europe. In the United States, based on affected birth incidence of 0.7 in 100,000 births, and increasing survival rates, we expect the population of individuals affected by this disease to be more than 1,400 and rising. The only potentially curative therapy currently available for patients with sickle cell disease or beta-thalassemia is allogeneic Hematopoietic Stem Cell Transplant, or HSCT; however, this procedure holds a high level of risk, particularly Graft-versus-Host Disease, or GvHD, resulting in a low number of patients opting for this treatment.

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

In vitro characterization of BEAM-101:

•	We demonstrated greater than 90% editing in healthy donor CD34 cells in vitro.
•

We demonstrated gamma globin upregulation following erythroid differentiation is highly correlated (R2=0.993) with editing rates, where, at greater than 90% editing we achieve greater than 60% increase in gamma globin in healthy donor CD34+ cells.

•

Successful editing of CD34+ cells from a homozygous sickle cell disease patient, demonstrating a greater than 60% increase in gamma globin levels with a concomitant decrease to less than 40% sickle beta globin levels in vitro after in vitro differentiation.

In vivo performance of BEAM-101:

•	We demonstrated that edited CD34+ cells from a healthy human donor engraft with high chimerism and maintain greater than 90% editing after 16 weeks in immunocompromised mice.
•

We demonstrated after 16-week engraftment that base edited cells lead to successful multilineage reconstitution with greater than 90% base editing achieved in sorted human HSPCs, myeloid, lymphoid and erythroid cells.

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

BEAM-102 uses ex vivo delivery of our ABEs to edit CD34+ HSPCs. In cells isolated from donors with sickle cell disease, we achieved greater than 80% correction of the sickle point mutation to the HbG-Makassar variant, following in vitro erythroid differentiation. As expected, we observed the simultaneous reduction of HbS to less than 20% of control levels. More than 70% of erythroid colonies derived from edited patient cells showed biallelic editing (yielding cells that are potentially cured, no longer producing any sickle protein at all), and another 20% of cells had monoallelic editing (with one sickle allele and one corrected allele, conferring a level of protection expected to be similar to patients with “sickle cell trait” who do not show significant symptoms of disease) – adding up to 93% of cells with potential elimination of sickle cell disease. Further, the correction of the HbS protein to the HbG-Makassar variant was shown to significantly reduce the propensity of in vitro differentiated erythroid cells to sickle when subjected to hypoxia. These findings represent therapeutic levels of correction if translated into the clinic and support advancement of this program to potentially address the underlying genetic cause of sickle cell disease. Published modeling studies suggest that at least 20% of cells no longer having the propensity to sickle, either by expressing HbF or because of the elimination of HbS, may be sufficient to cure the disease. With upregulation levels of more than 60% of gamma globin for Beam-101 or by generating more than 90% of cells having at least one HbS allele corrected in the case of BEAM-102, we have shown, in preclinical models, correction levels significantly above those expected to be disease modifying.

Ex vivo electroporation for multiplex editing: CAR-T cell therapies

We believe base editing is a powerful tool to simultaneously multiplex edit many genes without unintended on-target effects, such as genomic rearrangements or activation of the p53 pathway, that can result from simultaneous editing with nucleases through the creation of double-stranded breaks. The ability to create a large number of multiplex edits in T cells could endow CAR-T cells and other cell therapies with combinations of features that may dramatically enhance their therapeutic potential in treating hematological or solid tumors. The initial indications that we plan to target with these product candidates are relapsed, refractory, T-ALL, and Acute Myeloid Leukemia, or AML. We believe that our approach has the potential to produce higher response rates and deeper remissions than existing approaches. Proof-of-concept experiments have now demonstrated the ability of base editors to efficiently modify up to 8 genomic loci simultaneously in primary human T cells with efficiencies ranging from 85-95% as measured by flow cytometry of target protein knockdown. Importantly, these results are achieved without the generation of chromosomal rearrangements, as detected by a sensitive method (UDiTaSTM) and with no loss of cell viability from editing. The proof-of-concept experiments have also demonstrated robust T cell killing of target tumor cells.

BEAM-201: Universal CD7-targeting CAR-T cells

BEAM-201 is a development candidate comprising T cells derived from healthy donors that are simultaneously edited at TRAC, CD7, CD52 and PDCD1 then transduced with a lentivirus encoding for an anti-CD7 CAR to create allogenic CD7 targeting CAR-T cells resistant to both fratricide and immunosuppression. To our knowledge, Beam-201 is the first cell therapy featuring four simultaneous edits. Using our cytosine base editor, or CBE, cells are edited to confer the following benefits:

•	TRAC: Prevent graft-vs-host disease via the elimination of the existing TCR to ensure that the CAR-T cell only attacks the CAR antigen on the tumor and not the patient’s healthy cells.
•	CD52: Enable an allogeneic cell source by masking BEAM-201 cells to anti-CD52 lymphodepleting agents to reduce host rejection of BEAM-201 cells.
•	PDCD1: Minimize immunosuppression of BEAM-201 cells by the tumor microenvironment and prolong efficacy for attacking the tumor.
•	CD7: Prevent fratricide by eliminating antigens that are shared between malignant cells and CAR-T cells to prevent fratricide (i.e., CAR-T cells attacking each other before they can attack the tumor).

In vitro characterization of BEAM-201 and comparison to nuclease editing:

•

Simultaneous base editing at four target loci in primary human T cells using a clinical-scale process, produced 96-99% on-target editing of each of the four genes as measured by next-generation sequencing.

•

Simultaneous quad base editing of T cells resulted in no detected genomic rearrangements resulting from the editing process; Cas9 nuclease editing with the same four guide RNAs produced chromosomal aberrations in 22 of 100 cells evaluated.

•	Multiplex base editing did not negatively affect cell expansion during manufacturing, while nuclease editing induced significant loss of cell expansion.
•

CBE-edited cells decreased expression of the four target genes with minimal effect on other genes, including key members of the p53 pathway that are upregulated in response to DNA double-stranded breaks produced by multiplex editing with nucleases.

Further characterization of BEAM-201 in vitro and in a tumor mouse model:

•

The GMP-compliant, clinical-scale process resulted in final BEAM-201 CAR-T cell populations with on-target editing efficiencies between 96-99.9% at each of the four target loci, and 85% CAR-expressing cells. As a result, we estimate that 91% of cells are bi-allelically quad base edited and 77% of cells have all 5 genetic modifications. We believe this is the highest level and uniformity of CAR expression and simultaneous editing across four target sites reported at clinical scale to date.

•	BEAM-201 cells demonstrated robust in vitro CD7-dependent cytokine production, and rapid in vitro cytotoxicity.
•	BEAM-201 cells also demonstrated dose-dependent clearance or control, across a 25-fold dose range, of an aggressive disseminated CCRF-CEM T-ALL tumor mouse model.

Non-viral delivery for liver diseases: Alpha-1 antitrypsin deficiency and glycogen storage disorder 1a

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

For a recent study, we engineered novel ABEs and guide RNAs capable of correcting the PiZ mutation, and then used a proprietary non-viral lipid nanoparticle formulation to deliver the optimized reagents to the livers of a PiZ transgenic mouse model. This direct editing approach resulted in an average of 16.9% correction of beneficial alleles at 7 days and 28.8% at three months. This significant increase over the period suggests that corrected hepatocytes may have a proliferative advantage relative to uncorrected cells. In addition, treated mice demonstrate decreased Alpha-1 antitrypsin, or A1AT, globule burden within the liver and a durable, significant increase in serum A1AT active protein at three months, roughly 4.9-fold higher than in controls, levels which we believe would be clinically relevant if achieved in patients. These data indicate the potential for base editing as a one-time therapy to treat both lung and liver manifestations of Alpha-1.

GSDIa, also known as Von Gierke disease, is an inborn disorder of glucose metabolism caused by mutations in the G6PC gene, which results in low blood glucose levels that can be fatal if patients do not adhere to a strict regimen of slow-release forms of glucose, administered every one to four hours (including overnight). There are no disease-modifying therapies available for patients with GSDIa.

Our approach to treating patients with GSDIa is to apply base editing via LNP delivery to repair the two most prevalent mutations that cause the disease, R83C and Q347X. It is estimated that these two-point mutations account for 900 and 500 patients, respectively, in the United States, representing approximately 59% of all GSDIa patients. Animal studies have shown that as little as 11% of normal G6Pase activity in liver cells is sufficient to restore fasting glucose; however, this level must be maintained in order to preserve glucose control and alleviate other serious, and potentially fatal, GSDIa sequelae.

We have identified product candidates that can correct up to 80% of the alleles in cells harboring the Q347X point mutation and approximately 60% of the alleles in cells harboring the R83C mutation. Correction of at least 11% is expected to be clinically relevant and potentially disease modifying for GSDIa patients.

Viral delivery for ocular and CNS disorders: Stargardt disease

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

Collaborations

We believe our base editing technology has potential across a broad array of genetic diseases. To fully realize this potential, we have established and will continue to seek out innovative collaborations, licenses, and strategic alliances with pioneering companies and with leading academic and research institutions. Additionally, we have and will continue to pursue relationships that potentially allow us to accelerate our preclinical research and development efforts. These relationships will allow us to aggressively pursue our vision of maximizing the potential of base editing to provide life-long cures for patients suffering from serious diseases.

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

Non-Viral delivery for liver diseases

Verve Therapeutics

In April 2019, we entered into a collaboration and license agreement with Verve, a company focused on developing genetic medicines to safely edit the genome of adults to permanently lower LDL cholesterol and triglyceride levels and thereby treat coronary heart disease. This collaboration allows us to fully realize the potential of base editing in treating cardiovascular diseases, an area outside of our core focus where the Verve team has significant, world-class expertise. Under the terms of the agreement, Verve received exclusive access to our base editing technology, gene editing, and delivery technologies for human therapeutic applications against certain cardiovascular targets. In exchange, we received 2,556,322 shares of Verve common stock. Additionally, we will receive milestone payments for certain clinical and regulatory events and we retain the option, after the completion of Phase 1 studies, to participate in future development and commercialization, and share 50 percent of U.S. profits and losses, for any product directed against these targets. Verve granted to us a non-exclusive license under know-how and patents controlled by Verve, and an interest in joint collaboration technology. Either party may owe the other party other milestone payments for certain clinical and regulatory events related to the delivery technology products. Royalty payments may become due by either party to the other based on the net sales of any commercialized delivery technology products under the agreement.

In June 2020, Verve reported preclinical proof-of-concept data in non-human primates that demonstrated the successful use of adenine base editors to turn off a gene in the liver. Utilizing ABE technology licensed from us and an optimized guide RNA packaged in an engineered lipid nanoparticle, Verve evaluated in vivo liver base editing to turn off proprotein convertase subtilisin/kexin type 9 (PCSK9), a gene whose protein product elevates blood LDL cholesterol or angiopoietin-like protein 3 (ANGPTL3), a gene whose protein product elevates blood triglyceride-rich lipoproteins. We believe these proof-of-concept data, which show we can safely edit the primate genome, represent the first successful application of the base editing technology in non-human primates.

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

Per the terms of our agreement with Verve, we can exercise our right to participate in the future development and commercialization of any programs at the completion of Phase 1 studies.

Viral delivery for ophthalmology and CNS diseases

Institute of Molecular and Clinical Ophthalmology Basel

In July 2020, we announced a research collaboration with the Institute of Molecular and Clinical Ophthalmology Basel, or IOB. Founded in 2018 by a consortium that includes Novartis, the University Hospital of Basel and the University of Basel, IOB is a leader in basic and translational research aimed at treating impaired vision and blindness. Clinical scientists at IOB have also helped to develop better ways to measure how vision is impacted by Stargardt disease. Additionally, researchers at IOB have developed living models of the retina, known as organoids, which can be used to test novel therapies. Under the terms of the agreement, the companies will leverage IOB’s unique expertise in the field of ophthalmology along with our novel base editing technology to advance programs directed to the treatment of certain ocular diseases, including Stargardt disease.

Manufacturing

To realize the full potential of base editors as a new class of medicines and to enable our parallel investment strategy in multiple delivery modalities, we are building customized and integrated capabilities across discovery, manufacturing, and preclinical and clinical development. Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we have taken steps toward establishing our own manufacturing facility, which will provide us the flexibility to manufacture numerous different drug product modalities. We believe this investment will maximize the value of our portfolio and capabilities, the probability of technical success of our programs, and the speed at which we can provide life-long cures to patients.

In August 2020, we entered into a lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot current Good Manufacturing Practice, or cGMP, compliant manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. We will invest up to $83.0 million over a five-year period and anticipate that the facility will be operational by the first quarter of 2023. The project will be facilitated, in part, by a Job Development Investment Grant approved by the North Carolina Economic Investment Committee, which authorizes potential reimbursements based on new tax revenues generated through the project. The facility will be designed to support manufacturing for our ex vivo cell therapy programs in hematology and oncology and in vivo non-viral delivery programs for liver diseases, with flexibility to support manufacturing of our viral delivery programs, and ultimately, scale-up to support potential commercial supply.

For our initial waves of clinical programs, we will use contract manufacturing organizations, or CMOs, with relevant manufacturing experience in genetic medicines.

COVID-19

With the ongoing concern related to the COVID-19 pandemic, we have maintained and expanded the business continuity plans to address and mitigate the impact of the COVID-19 pandemic on our business. In March 2020, to protect the health of our employees, and their families and communities, we restricted access to our offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our employees work remotely. In May 2020, as certain states eased restrictions, we established new protocols to better allow our full laboratory staff access to our facilities. These protocols included several shifts working over a seven-day-week protocol. We expect to continue incurring additional costs to ensure we adhere to the guidelines instituted by the CDC and to provide a safe working environment to our onsite employees.

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

While the COVID-19 pandemic did not significantly impact our business or results of operations during the nine months ended September 30, 2020, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

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

We are a development stage company, and all of our programs are at a preclinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the nine months ended September 30, 2020 and 2019 were $99.1 million and $50.5 million, respectively. As of September 30, 2020, we had an accumulated deficit of $302.2 million. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we continue our preclinical development of product candidates; advance these product candidates toward clinical development; further develop our base editing platform; conduct research activities as we seek to discover and develop additional product candidates; maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hiring research and development, clinical and commercial personnel. In addition, we expect to continue to incur additional costs associated with operating as a public company.

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

We expect that our research and development expenses will increase substantially in connection with our planned preclinical and future clinical development activities, including our planned build-out of our commercial-scale cGMP manufacturing facility.

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

Results of operations Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations, together with the change in dollars (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
License revenue	$6	$6	$—
Operating expenses:
Research and development	29,825	12,543	17,282
General and administrative	7,502	5,487	2,015
Total operating expenses	37,327	18,030	19,297
Loss from operations	(37,321)	(18,024)	(19,297)
Other income (expense):
Change in fair value of derivative liabilities	2,700	(1,600)	4,300
Interest and other income (expense), net	169	619	(450)
Total other income (expense)	2,869	(981)	3,850
Net loss	$(34,452)	$(19,005)	$(15,447)

License revenue

License revenue was $6.0 thousand for the three months ended September 30, 2020 and 2019, representing Verve license revenue recorded under the Collaboration and License Agreement executed in April 2019.

Research and development expenses

Research and development expenses were $29.8 million and $12.5 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $17.3 million was primarily due to the following:

•	Increases of $7.4 million in lab supplies and outsourced services, driven primarily by external research services such as CMOs and sponsored research agreements.
•

An increase of $5.6 million in milestone and license expenses, primarily related to our agreement with Prime Medicine. During the three months ended September 30, 2020, we recognized a $5.0 million expense, which represents the fair value of our common stock to be issued to Prime Medicine as of September 30, 2020.

•

Increases of $2.1 million in personnel-related costs, and $1.2 million in facility-related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 92 at September 30, 2019 to 136 at September 30, 2020, and their related activities, as well as the expense allocated to research and development related to our leased facilities.

•

An increase of $0.8 million in stock compensation from additional stock option awards due to the increase in the number of research and development employees as well as an increase in the value of our common stock.

Research and development expenses will continue to increase as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates, and conduct future clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $7.5 million and $5.5 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $2.0 million was primarily due to the following:

•

Increase of $1.2 million increase in intellectual property costs, and a $0.8 million increase in insurance costs due to increased directors and officers insurance costs as a result of our being a public company, offset by a $0.7 million decrease in corporate legal expenses.

•

Increase of $0.6 million in personnel related costs due to an increase in general and administrative employees due to an increase in the number of general and administrative employees from 20 employees as of September 30, 2019 to 30 employees as of September 30, 2020, and $0.2 million increase in stock-based compensation due to an increase in the number of general and administrative employees as well as an increase in the value of our common stock.

Change in fair value of derivative liabilities

During the three months ended September 30, 2020, we recorded $2.7 million of other income related to the change in fair value of success payment liabilities as compared to $1.6 million expense for the three months ended September 30, 2019, primarily as a result of the decrease in the fair value of our common stock as of September 30, 2020 as compared to June 30, 2020. The success payment obligations are still outstanding as of September 30, 2020 and will continue to be revalued at each reporting period.

Interest and other income (expense), net

The decrease in interest and other income (expense), net was primarily due to an increase in interest expense resulting from our equipment financing and a decrease in interest income driven by decreased market rates.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations, together with the change in dollars (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
License revenue	$18	$12	$6
Operating expenses:
Research and development	70,728	34,402	36,326
General and administrative	21,251	14,393	6,858
Total operating expenses	91,979	48,795	43,184
Loss from operations	(91,961)	(48,783)	(43,178)
Other income (expense):
Change in fair value of derivative liabilities	(8,700)	(3,600)	(5,100)
Interest and other income (expense), net	1,533	1,907	(374)
Total other income (expense)	(7,167)	(1,693)	(5,474)
Net loss	$(99,128)	$(50,476)	$(48,652)

License revenue

License revenue was $18.0 thousand for the nine months ended September 30, 2020, representing Verve license revenue recorded under the Collaboration and License Agreement executed in April 2019, compared to $12.0 thousand for nine months ended September 30, 2019.

Research and development expenses

Research and development expenses were $70.7 million and $34.4 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $36.3 million was primarily due to the following:

•	Increases of $15.3 million in lab supplies and outsourced services, driven primarily by external research services such as CMOs and sponsored research agreements.
•

An increase of $7.5 million in milestone and license expenses, primarily related to our agreements with Bio Palette and Prime Medicine. During the nine months ended September 30, 2020, we recognized a $5.0 million expense, which represents the fair value of our common stock to be issued to Prime Medicine as of September 30, 2020, and recorded a $2.3 million milestone paid to Bio Palette as the issuance of a certain patent in the United States became probable.

•

Increases of $7.0 million in personnel-related costs, and $3.7 million in facility-related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 92 at September 30, 2019 to 136 and September 30, 2020, and their related activities, as well as the expense allocated to research and development related to our leased facilities.

•

An increase of $2.4 million in stock compensation from additional stock option awards due to the increase in the number of research and development employees as well as an increase in the value of our common stock.

General and administrative expenses

General and administrative expenses were $21.3 million and $14.4 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $6.9 million was primarily due to the following:

•

A $2.1 million increase in insurance costs due to increased directors and officers insurance costs as a result of our being a public company, and a $1.8 million increase in intellectual property costs, offset by a $0.5 million decrease in corporate legal expenses.

•

A $1.9 million increase in personnel related costs due to an increase in general and administrative employees from 20 employees as of September 30, 2019 to 30 employees as of September 30, 2020, and a $1.2 million increase in stock-based compensation due to an increase in the number of general and administrative employees as well as an increase in the value of our common stock.

Change in fair value of derivative liabilities

During the nine months ended September 30, 2020, we recorded $8.7 million of expense related to the change in fair value of success payment liabilities as compared to $3.6 million expense for the nine months ended September 30, 2019, primarily as a result of the increase in the fair value of our common stock compared to the fair value of our Series A Preferred. The success payment obligations are still outstanding as of September 30, 2020 and will continue to be revalued at each reporting period.

Interest and other income (expense), net

The decrease in interest and other income (expense), net was primarily due to an increase in the fair value of our corporate equity securities, which are accounted for as investments in equity securities, offset by an increase in interest expense resulting from our equipment financing.

Liquidity and capital resources

Since our inception in January 2017, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In February 2020, we completed our IPO in which we issued and sold 12,176,471 shares of our common stock, including 1,588,235 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $17.00 per share. We received net proceeds from our IPO of $188.3 million, after deducting underwriting discounts and estimated offering expenses payable by us. To date, we have funded our operations primarily through equity offerings. As of September 30, 2020, we had $202.2 million in cash, cash equivalents, and marketable securities.

In October 2020, we issued and sold 5,750,000 shares of our common stock, including 750,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $23.50 per share, for aggregate gross proceeds of $135.1 million. We received approximately $126.6 million in net proceeds after deducting applicable underwriting discounts and estimated offering expenses.

To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. We anticipate the need for additional capital in order to continue to fund our research and development, including our plans for preclinical and clinical trials, building and maintaining a commercial-scale cGMP manufacturing facility, and new product development, as well as to fund general operations. As and if necessary, we will seek to raise these additional funds through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. Especially in light of the COVID-19 pandemic, we can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. For a more detailed discussion of risks related to COVID-19, please see Part II, Item 1A, Risk Factors—Risks related to our relationships with third parties, in this Quarterly Report on Form 10-Q.

Cash flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(71,443)	$(54,203)
Net cash used in investing activities	(18,696)	(83,218)
Net cash provided by financing activities	192,329	40,580
Net change in cash, cash equivalents and restricted cash	$102,190	$(96,841)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $71.4 million, consisting primarily of our net loss of $99.1 million, an increase in prepaid expenses and other current assets of $3.7 million, and a decrease in operating lease liabilities of $3.2 million; offset by an increase in accrued expenses and other liabilities of $4.2 million, and noncash charges consisting primarily of change in fair value of derivative liabilities of $8.7 million, stock-based compensation expense of $8.6 million, non-cash research and development license expense, net of $5.2 million, depreciation expense of $3.5 million, and change in operating lease ROU assets of $3.1 million.

Net cash used in operating activities for the nine months ended September 30, 2019 was $54.2 million, consisting primarily of our net loss of $50.5 million, a decrease in financing milestone liabilities of $13.8 million resulting from payment of these liabilities, an increase in prepaid expenses and other current assets of $2.1 million, and a decrease in operating lease liabilities of $1.4 million; offset by increases in accounts payable and accrued expenses of $2.7 million, and noncash charges consisting primarily of stock-based compensation expense of $5.0 million, change in fair value of derivative liabilities of $3.6 million, depreciation expense of $2.5 million and change in operating lease ROU assets of $1.0 million.

Investing activities

For the nine months ended September 30, 2020, cash used in investing activities was primarily the net purchases of marketable securities of $9.7 million, and purchases of property and equipment of $8.2 million.

For the nine months ended September 30, 2019, cash used in investing activities was the net purchases of marketable securities of $72.4 million, and purchases of property and equipment of $10.4 million.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020 consisted primarily of proceeds from our IPO of $192.5 million, net of underwriting discounts, and proceeds of $1.6 million from equipment financing, and proceeds from the exercise of stock options of $1.1 million; offset by the payment of equity offering costs of $1.7 million, and repayments of equipment financing liabilities of $1.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of the net proceeds from the issuance of Series B Preferred Stock of $37.9 million, and proceeds of $3.8 million from equipment financing; offset by the payment of IPO costs of $1.1 million.

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

We expect that our cash, cash equivalents and marketable securities at September 30, 2020, along with the proceeds from our common stock offering in October 2020, will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

•	the success of our license agreements and our collaborations;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
•	the extent to which we acquire or in-license products, intellectual property, and technologies;
•	the costs of operating as a public company; and
•	the costs of obtaining, building and expanding our manufacturing capacity.

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

During the nine months ended September 30, 2020, except for the minimum rental commitments disclosed in Note 7, Leases, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-balance sheet arrangements

We did not have during the periods presented and we do not currently have any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2020, we had cash, cash equivalents, and marketable securities of $202.2 million, which consisted of cash, money market funds, commercial paper and corporate notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact in our internal controls over financial reporting despite our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls including changes to their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Item 1A. Risk Factors” in each of our 2019 Form 10-K, our Quarterly Report on Form 10-Q for the period ended March 31, 2020 and our Quarterly Report on Form 10-Q for the period ended June 30, 2020. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the section titled “Item 1A. Risk Factors” in each of our 2019 Form 10-K and quarterly reports, such as risks related to our need to raise additional funding, fluctuation of our quarterly financial results, and our ability to obtain regulatory approvals for our product candidates.

The risk factor set forth below represents new risk factors or those containing changes, including material changes, to the similarly titled risk factor included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020.

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

On June 24, 2019, the PTAB declared an interference (U.S. Interference No. 106,115) between 10 U.S. patent applications ((U.S. Serial Nos. 15/947,680; 15/947,700; 15/947,718; 15/981,807; 15/981,808; 15/981,809; 16/136,159; 16/136,165; 16/136,168; and 16/136,175) that are co-owned by the University of California, and 13 U.S. patents and one U.S. patent application (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; and 9,840,713, and U.S. Serial No. 14/704,551)) that are co-owned by the Boston Licensing Parties, which we have an option to under the Editas License Agreement. In the declared interference, the University of California has been designated as the junior party and the Boston Licensing Parties have been designated as the senior party.

As a result of the declaration of interference, an adversarial proceeding in the USPTO before the PTAB has been initiated, which is declared to ultimately determine priority, specifically and which party was first to invent the claimed subject matter. Following oral arguments on the parties’ motions in May 2020, the PTAB issued a decision in September 2020, which included, in part, denying the Boston Licensing Parties motion that the University of California should be estopped in the current proceeding by the PTAB’s decision in the prior interference proceeding between the parties (No. 106,048), finding that the Boston Licensing Parties remain the senior party in the proceeding, and holding that the interference will proceed to the second, priority phase. An interference is typically divided into two phases. The first phase is referred to as the motions or preliminary motions phase while the second is referred to as the priority phase. In the first phase, each party may raise issues including but not limited to those relating to the patentability of a party’s claims based on prior art, written description, and enablement. A party also may seek an earlier priority benefit or may challenge whether the declaration of interference was proper in the first place. Priority, or a determination of who first invented the commonly claimed invention, is determined in the second phase of an interference. Although we cannot predict with any certainty how long the priority phase will actually take, it may take approximately a year or longer before a decision is made by the PTAB. The 10 University of California patent applications and the 13 U.S. patents and one U.S. patent application co-owned by the Boston Licensing Parties involved in U.S. Interference No. 106,115 generally relate to CRISPR/Cas9 systems or eukaryotic cells comprising CRISPR/Cas9 systems having fused or covalently linked RNA and the use thereof in eukaryotic cells. There can be no assurance that the U.S. interference will be resolved in favor of the Boston Licensing Parties. If the U.S. interference resolves in favor of University of California, or if the Boston Licensing Parties’ patents and patent application are narrowed, invalidated, or held unenforceable, we may lose the ability to license the optioned patents and patent application and our ability to commercialize our product candidates may be adversely affected if we cannot obtain a license to relevant third party patents that cover our product candidates. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

On October 6, 2020 pursuant to the license and collaboration agreement between us and Prime Medicine, we issued 200,307 shares of our common stock to Prime Medicine, in exchange for 5,000,000 shares of Prime Medicine common stock. We relied on exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.

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

BEAM THERAPEUTICS INC.

Date: November 10, 2020	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

Date: November 10, 2020	By:	/s/ Terry-Ann Burrell
Terry-Ann Burrell
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)