Form 10-K
period 2020-12-31
Beam Therapeutics Inc.
filed 2021-03-15
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The registrant’s common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on February 6, 2020. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $982,172,604 based on the closing price of the registrant’s common stock on Nasdaq on June 30, 2020, the last business day of the registrant’s most recently completed second quarter.

The number of shares of registrant’s common stock outstanding as of March 08, 2021 was 62,415,481.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that will be filed for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Part I, Item 1A of this report. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. These forward-looking statements reflect, among other things:

•

our expectations regarding the initiation, timing, progress and results of our research and development programs and preclinical and clinical studies, including our intention to file an Investigational New Drug, or IND, application for BEAM-101 during the second half of 2021, our plans to initiate IND-enabling studies for BEAM-102 and BEAM-201 during 2021, and our belief that we are on track to nominate our first development candidate from our liver portfolio in the second half of 2021;

•

our plans for pre-clinical studies for product candidates in our pipeline, including our expectation that we will receive initial data from our non-human primate studies to evaluate our LNP formulation in the first half of 2021;

•

our plans to quickly leverage our initial programs and to progress additional programs to create a clinical portfolio, including to rapidly advance our portfolio of novel base editing programs and successfully complete any clinical studies, including the manufacture of any such product candidates;

•	our ability to pursue a broad suite of clinically validated delivery modalities and to successfully develop our distinct pipelines and obtain and maintain approval for our product candidates;
•

our expectations regarding our ability to generate additional novel LNPs that we believe could accelerate novel nonviral delivery of gene editing payloads to tissues beyond the liver and our ability to expand the reach of gene editing, including as a result of our acquisition of Guide Therapeutics;

•

our expectations regarding the build-out of our facilities, including our ability to successfully establish and maintain a commercial-scale current Good Manufacturing Practice, or cGMP, manufacturing facility and that this facility will be operational by the first quarter of 2023, and our belief that our lease agreement with the Massachusetts Institute of Technology for office and laboratory space in Cambridge, Massachusetts will commence at the earliest in late 2021 upon completion of construction of the facility;

•	our ability to establish and maintain protection for intellectual property rights covering our product candidates and technology;
•	the expected timing, progress and success of our collaborations with third parties and our ability to identify and enter into future license agreements and collaborations;
•	our expectations regarding the strategic and other potential benefits of our acquisition of Guide Therapeutics; and
•	the impact of the coronavirus disease of 2019, or COVID-19, pandemic on our business.

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

RISK FACTORS SUMMARY

An investment in our common stock involves risks. You should consider carefully the following risks, which are discussed more fully in “Item 1.A. Risk Factors”, and all of the other information contained in this Annual Report on Form 10-K before investing in our common stock. These risks include, but are not limited to, the following:

•

Base editing is a novel technology that is not yet clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.

•	We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.

•	Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•

We may not be successful in our efforts to identify and develop potential product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

•

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

•

If any of the product candidates we may develop or the delivery modalities we rely on cause serious adverse events, undesirable side effects or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidates, limit the commercial potential, or result in significant negative consequences following any potential marketing approval.

•

We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.

•	The continuing effects and impacts of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•

We have not tested any of our proposed delivery modes and product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in clinical trials.

•	Adverse public perception of genetic medicines, and gene editing and base editing in particular, may negatively impact regulatory approval of, and/or demand for, our potential products.
•

The gene editing field is relatively new and is evolving rapidly. We are focusing our research and development efforts on gene editing using base editing technology, but other gene editing technologies may be discovered that provide significant advantages over base editing, which could materially harm our business.

•

Because base editing is novel and the regulatory landscape that will govern any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

•

Genetic medicines are novel, and any product candidates we develop may be complex and difficult to manufacture. We could experience delays in satisfying regulatory authorities or production problems that result in delays in our development or commercialization programs, limit the supply of our product candidates we may develop, or otherwise harm our business.

•

We currently contract with third parties for the manufacture of materials for our research programs and preclinical studies and unless and until our internal manufacturing facility becomes operational, we expect to continue to do so for clinical trials of all of our product candidates. Even if our internal manufacturing facility becomes operational, we may contract with third parties for manufacturing of materials for clinical trials and potential commercialization of certain of our viral delivery product candidates. This reliance on third parties, and the risk that we are not able to successfully build-out our internal manufacturing facility, increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

•

Because we are developing product candidates in the field of genetics medicines, a field that includes gene therapy and gene editing, in which there is little clinical experience, there is increased risk that the FDA, the EMA, or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze.

•

If we are unable to obtain and maintain patent protection for any product candidates we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, or if we or our licensors are unable to successfully defend our or our licensors’ patents against third-party challenges or enforce our or our licensors’ patents against third parties our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

•	Our rights to develop and commercialize technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.
•

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

•

Our owned and in-licensed patents and other intellectual property may be subject to priority disputes or inventorship disputes or we may be subject to claims that we have infringed, misappropriated or otherwise violated the intellectual property of a third party and similar proceedings. If we or our licensors are unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop, which could have a material adverse impact on our business.

PART I

Item 1. Business.

Overview

We are a biotechnology company committed to establishing the leading, fully integrated platform for precision genetic medicines. Our vision is to provide life-long cures to patients suffering from serious diseases. To achieve this vision, we have assembled a platform that includes a suite of gene editing and delivery technologies and are in the process of developing internal manufacturing capabilities. Our suite of gene editing technologies is anchored by our proprietary base editing technology, which potentially enables an entirely new class of precision genetic medicines that target a single base in the genome without making a double-stranded break in the deoxyribonucleic acid, or DNA. This approach uses a chemical reaction designed to create precise, predictable and efficient genetic outcomes at the targeted sequence. Our novel base editors have two principal components: (i) a clustered regularly interspaced short palindromic repeats, or CRISPR, protein, bound to a guide ribonucleic acid, or RNA, that leverages the established DNA-targeting ability of CRISPR, but modified to not cause a double-stranded break; and (ii) a base editing enzyme, such as a deaminase, which carries out the desired chemical modification of the target DNA base. We believe this design contributes to a more precise and efficient edit compared to traditional gene editing methods, which operate by creating targeted double-stranded breaks in the DNA; these breaks can result in unwanted DNA modifications. We believe that the precision of our editors will dramatically increase the impact of gene editing for a broad range of therapeutic applications.

To unlock the full potential of our base editing technology across a wide range of therapeutic applications, we are pursuing a broad suite of clinically validated and novel delivery modalities. For a given tissue type, we use the delivery modality with the most compelling biodistribution. Our current programs are organized by delivery modality into three distinct pipelines: electroporation for efficient delivery to blood cells and immune cells ex vivo; lipid nanoparticles, or LNPs, for non-viral in vivo delivery to the liver and potentially other organs in the future; and adeno-associated viral vectors, or AAV, for in vivo viral delivery to the eye and central nervous system, or CNS.

The elegance of the base editing approach combined with a tissue specific delivery modality, provides the basis for a targeted efficient, precise, and highly versatile gene editing system, capable of gene correction, gene silencing/gene activation, or multiplex editing of several genes simultaneously. We are currently advancing a broad, diversified portfolio of base editing programs against distinct editing targets, utilizing the full range of our development capabilities. We believe the flexibility and versatility of our base editors may lead to broad therapeutic applicability and transformational potential for the field of precision genetic medicines.

We continue to make meaningful advancements across our programs. Within our ex vivo platform, we have identified three development candidates to date – two candidates targeting hemoglobinopathies and one candidate in our T-cell therapy program:

•

BEAM-101 reproduces single base changes seen in individuals with Hereditary Persistence of Fetal Hemoglobin, or HPFH, to potentially protect them from the effects of mutations causing sickle cell disease or beta thalassemia. We have achieved proof-of-concept in vivo with long-term engraftment of base edited human CD34 cells in mice for BEAM-101. Persistence of engraftment and high levels of editing have been confirmed in several preclinical studies, including in studies using material generated at a clinically relevant scale. Following conversations with regulators and supported by our off-target biology assays, we initiated IND-enabling studies in 2020 and expect to file an IND for BEAM-101 during the second half of 2021.

•

BEAM-102 directly corrects the causative mutation in sickle cell disease by recreating a naturally-occurring normal human hemoglobin variant, HbG-Makassar. During the second quarter of 2020, we published preclinical data on BEAM-102 demonstrating that our adenine base editors, or ABEs, can efficiently convert the causative Hemoglobin S, or HbS, point mutation, to HbG-Makassar, with high efficiency (more than 80%). In this preclinical study, the Makassar variant does not cause hemoglobin to polymerize and red blood cells to sickle and, therefore, edited cells are cured through elimination of the disease-causing protein. The results from this study confirmed the ability of the Makassar variant to protect cells from sickling, even in the context of mono-allelic editing (with one sickle allele and one corrected allele). We plan to initiate IND-enabling studies for BEAM-102 during 2021.

•

BEAM-201 is a potent and specific anti-CD7, multiplex edited, allogeneic chimeric antigen receptor T cell, or CAR-T, development candidate for the treatment of relapsed/refractory T-cell acute lymphoblastic leukemia, or T-ALL, a severe disease affecting children and adults with a five-year overall survival of less than 25%. BEAM-201 is produced using a Good Manufacturing Practice, or GMP, compliant, clinical-scale process in which T-cells derived from healthy donors are simultaneously base edited at four genomic loci, then transduced with a lentivirus coding for an anti-CD7 CAR. The resulting cells are universally-compatible, allogeneic (“off the shelf”) CD7-targeting CAR-T cells, resistant to both fratricide and immunosuppression. We plan to initiate IND-enabling studies for BEAM-201 during 2021.

We also continue to advance our liver disease programs. In 2020, we showed the ability to directly correct the mutation causing Alpha-1 antitrypsin deficiency, providing both in vitro and in vivo preclinical proof-of-concept for base editing to correct this disease. We have also achieved editing levels in vivo, in preclinical models, for the correction of the two most prevalent mutations causing Glycogen Storage Disease Type IA, or GSDIa, that could be clinically relevant if reproduced in humans. An important next step for the liver disease programs is finalizing our LNP formulation, and we are making progress on developing a formulation using proof-of-concept targets. To date, with this formulation, we have shown high levels of editing in mice at doses consistent with clinical use. We are currently conducting non-human primate studies to evaluate our LNP formulation and anticipate initial data in the first half of 2021. We believe we are on track to nominate our first development candidate from our liver portfolio in the second half of 2021.

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

Background on current methods in genetic medicines

The human genome has four types of bases found in DNA: adenine (A), cytosine (C), guanine (G), and thymine (T). Adenine pairs with thymine, and cytosine pairs with guanine. The genome is comprised of over three billion of these base pairs in two intertwining strands of DNA; the sequence of these bases encodes genes. In a living cell, these DNA sequences are continuously copied into short ribonucleic acid transcripts, called messenger RNA, or mRNA, which are then translated into proteins that perform the functions of life. By precisely modulating the DNA sequence, it is possible to develop different therapeutic approaches. One of these approaches involves correcting misspellings in genes, known as mutations, which can yield proteins that are dysfunctional or missing altogether, causing disease. An additional example, involves modulating genes in immune cells that can improve the ability of these cells to kill certain cancers as, for example, in the case of CAR-T cells.

In the last decade, the field of genetic medicine has reached an inflection point, with groundbreaking advances in gene therapy, cell therapy, oligonucleotides and, most recently, gene editing. Several medicines have been approved using a number of these technologies, including gene therapies, such as Luxturna®, Zolgensma®, Strimvelis®, and Zynteglo®; genetically modified cell therapies, such as Kymriah® and Yescarta®; oligonucleotide therapies, such as Onpattro® and Spinraza®; as well as the successful progression of several gene editing approaches to clinical trials in the United States and Europe. With the exception of oligonucleotides, which must be dosed chronically, each of these therapies has the potential for life-long outcomes with a single treatment.

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

Current challenges in gene therapy

Gene therapy involves using viral vectors, including AAV or retroviruses such as lentiviruses, to deliver new copies of genes, or transgenes, to cells. Fine-tuning the level of expression of the transgene in different cell types and/or diseases can be challenging. Because transgenes are not inserted into the appropriate locus of the host genome, they do not benefit from endogenous regulation. In addition, since the mutated, disease-causing gene is still present, the effectiveness of the transgene may be diminished due to competition with the mutated protein.

In the case of AAV gene therapy, life-long expression of the transgene is a significant hurdle, as life-long persistence of AAV expression has not yet been achieved in several organs, especially in muscles and the liver. Lack of persistence can be further exacerbated when treating children, since the transgene becomes diluted as the child grows and cells are rapidly dividing, as his/her organs expand. Finally, preexisting immunity may limit use in some patients altogether and certain immune responses may prevent redosing in the context of lack of persistence or low expression.

Retroviral vectors, including lentiviral vectors, work by inserting a gene payload into the patient’s chromosome, typically ex vivo, and have demonstrated improved durability compared to AAV therapies. However, these vectors bear the risk of random genomic integration, which creates the potential of disrupting important genes or activating cancer-causing genes.

Current challenges in gene editing

Gene editing works by disrupting, inserting, or modifying genes in the natural context of the genome. The vast majority of existing gene editing methods rely on a class of enzymes, called nucleases, to make a double-stranded break in the DNA at a targeted location. These enzymes include CRISPR, Zinc Fingers, Arcuses, and TAL Nucleases, and, while these approaches have distinct technical features relative to each other, they make the same type of edit and, therefore, share several similar limitations.

First, there is a lack of predictability in genetic outcomes when altering gene sequences with nucleases. The dominant, naturally-occurring DNA repair system that corrects double-stranded breaks within cells is called Non-Homologous End Joining, or NHEJ. This system can patch the broken ends of the chromosomes back together but will simultaneously insert or delete sequences at random near the location where the break occurs. While this NHEJ approach can be effective if the desired outcome is to knock out or switch off the whole gene, it does not allow for precise control of the specific genetic outcome at the target site and may vary from individual to individual.

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

Third, while gene disruption with nucleases is efficient, making specific sequence changes to correct or modify genes remains largely inefficient. To change a gene sequence, gene editing using nucleases relies on a DNA repair pathway called Homology Directed Repair, or HDR. HDR is a low-efficiency DNA repair pathway, typically yielding single digit percentage editing. This pathway also requires the simultaneous delivery of an additional DNA template containing the desired, corrected gene sequence, which needs to be positioned at the precise location where the double-stranded break has occurred. The requirement of an additional DNA template also significantly increases the complexity of delivery. More recently, approaches have been developed to insert sequences into certain highly expressed genes, such as the albumin locus in liver cells. This strategy can only be used to address diseases that are associated with circulating proteins, and the efficiency of these approaches remains low.

Finally, gene editing through HDR does not allow for the correction of genes in non-dividing cells, since this DNA repair machinery is only expressed in dividing cells, further limiting their applications, given that the majority of cells in the adult body are non-dividing.

Base editors: A potential new class of medicines that perform precision chemistry on genes

Errors of a single base, known as point mutations, are the most common class of genetic mutations, representing approximately 58% of all the known genetic errors associated with disease. Other natural genetic variations of a single base among human populations, revealed by population-level genomic studies, are known to protect against certain diseases. Existing gene editing technologies, including CRISPR, Zinc Fingers, Arcuses and TAL Nucleases, typically do not edit at the single base level, due to the low efficiency of HDR. Instead, these technologies operate by creating a targeted double-stranded break in the DNA, and then rely on cellular mechanisms to complete the editing process. Such approaches can be effective in disruption of gene expression; however, they lack control of the editing outcome, have low efficiency of precise gene correction, and can result in unwanted DNA modifications.

Our base editing technology is an entirely new therapeutic approach, potentially capable of altering the human genome at the foundational level of genetic information – a single base - without making a double-stranded break in the DNA. Base editing involves the enzymatic modification of a single type of base, at a targeted location directly on the gene; specifically C-to-T or A-to-G. The elegance and simplicity of this approach can be thought of as a “pencil”, where the error is erased and the correct letter is written. This approach, is designed to create precise, predictable and efficient genetic outcomes at a targeted sequence, which can be used in a variety of editing strategies, including the correction of single mutations or the engineering of advanced cell therapies, aimed at providing a compelling therapeutic benefit. We believe, therefore, that base editors may have broad therapeutic applicability and transformational potential for the field of precision genetic medicines.

Advantages of base editing

We believe our base editing platform offers meaningful advantages over existing approaches in gene editing and gene therapy, including:

•	Highly precise and predictable gene editing, designed to make only one type of base edit at the desired target location
•	Highly efficient and therapeutically relevant levels of gene correction, which are generally unachievable by nuclease-based methods
•	Broad applicability in a wide range of cell types, including both dividing and non-dividing cells
•	Direct chemical modification of DNA with no requirement for delivery of the corrected DNA sequence
•	Avoidance of unwanted DNA modifications associated with double-stranded breaks, including gene disruptions and chromosomal rearrangements, such as translocations or deletions
•

The potential for permanent editing of genes, creating the opportunity for a life-long therapeutic outcome, including the ability to treat infants or young children since the edit will be passed on by dividing cells as the child grows

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

CRISPR
Base Editor
Guide RNA
Deaminase
Protospacer
PAM
Genomic DNA

In our base editors, the first component is the CRISPR protein. We use a CRISPR associated protein 9, or Cas9, protein for our DNA base editors. We also have ongoing efforts to create base editors with other CRISPR associated, or Cas, proteins, including CRISPR associated protein 12b, or Cas12b, a nuclease that is proprietary to Beam. The targeting ability of the CRISPR protein has been preserved, but the cutting ability has been modified such that the CRISPR protein does not make a double-stranded break in the DNA. Our base editors benefit from an additional feature of the CRISPR protein, which, upon binding to its double-stranded DNA target, opens a four to five base single-stranded segment, known as the editing window.

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

The modular and individual components of our base editors can be rapidly customized for specific diseases, creating new therapeutic programs with significant efficiencies in development. By changing the guide RNA portions of the CRISPR protein, we can quickly and precisely retarget base editors to different genomic locations based on their gene sequences. By changing the deaminase, we can control which base is edited (e.g., C or A). As a result, we believe our base editing platform is highly versatile, efficient, and scalable for the discovery of drug candidates.

Diverse therapeutic applications of base editing

We believe the unique advantages of our base editing platform – single base editing precision, predictable editing outcome, high editing efficiency, and the avoidance of double-stranded breaks – make base editing a compelling approach for a wide range of therapeutic applications. This includes gene correction, gene silencing and gene activation, as well as multiplex editing of several genes simultaneously.

•

Gene Correction - Errors of a single base, known as point mutations, are the most common form of genetic mutations, representing approximately 58% of all the known genetic errors associated with disease. For example, sickle cell disease is caused by a single point mutation at position 6 in the adult hemoglobin gene, while alpha-1 antitrypsin deficiency is caused by a single point mutation at position 342 in the SERPINA1 gene. We believe base editors may be an ideal tool for repairing point mutations.

•

Gene Silencing or Activation - Upregulation or downregulation, including silencing and activation, of gene expression is a desirable therapeutic approach to cure many diseases. The high level of precision of base editors is ideally suited to alter regulatory regions of genes, ensuring that only a few bases at precise locations are altered to achieve the desired effect without causing broader disruptions to adjacent regions that may still have important regulatory functions. For example, we have demonstrated re-activation of expression of fetal hemoglobin by precisely changing the regulatory region of the relevant genes, thus preventing one or more repressor proteins, including B-cell lymphoma/leukemia 11A, or BCL11A, from binding. Both our C and A base editors can also be used to silence the expression of genes, with editing rates that are highly comparable to those achieved with nuclease-based editors but without requiring a double-stranded break. Gene silencing, such as targeting surface proteins in a CAR-T cell, can be achieved either by the conversion of certain short gene sequences, called codons, into STOP codons or by the disruption of splice donor-acceptor sites, in each case with a single base conversion.

•

Multiplex base editing - By avoiding the creation of double-stranded breaks, base editors are particularly advantageous for situations in which multiple sequences in the genome must be simultaneously edited. This could include targeting duplicated or repetitive sequences in the genome, as is the case with the identical regulatory regions of the two neighboring genes for fetal hemoglobin, or targeting several genes at once, such as in the creation of advanced cell therapies like CAR-T cells with a combination of features that could dramatically enhance their therapeutic potential. Base editors do not create double-stranded breaks, and we have demonstrated in cell lines that they can edit multiple locations simultaneously without causing any detectable chromosomal rearrangements. Additionally, there are manufacturing benefits as cells that have three or more nuclease edits appear to have a significant growth deficit compared to cells that have been edited the same number of times with a base editor. We believe that our base editors can provide a significant and meaningful advancement in therapies where more complex genome editing is required, such as targeting multiple sequences across the genome or creating highly engineered cellular therapies.

Delivery of genetic medicines

To complement our next-generation gene editing technologies, we are also making significant investments in a broad suite of delivery technologies to deliver our gene editing payloads to the right cells to enable potentially curative therapy. These delivery technologies include ex vivo electroporation, nonviral vectors such as LNPs, and viral vectors such as AAVs. In our pipeline, we have initially focused on applications of these technologies that are clinically-validated, such as ex vivo editing of blood stem cells or LNP delivery to the liver. Longer term, we are also investing in more innovative delivery options, such as LNPs that could target other organs beyond the liver, or novel viral vectors beyond AAV. We have also developed critical enabling capabilities such as mRNA manufacturing and cell processing for autologous and allogeneic cell therapy.

Consistent with this approach, our recent acquisition of Guide Therapeutics, Inc., or Guide, expands our ability to explore new tissues and disease indications with our editing technologies. Guide’s proprietary platform technology, which utilizes DNA barcodes to enable high throughput in vivo LNP screening, provides us with access to an existing broad library of lipids and lipid formulations, and the ability to generate additional novel LNPs that we believe could accelerate novel nonviral delivery of gene editing payloads to tissues beyond the liver.

As shown in the figure below, we believe that building an integrated platform combining our gene editing capabilities with advanced delivery and manufacturing capabilities will give us the maximum flexibility to develop our own sustainable portfolio and to create a hub for partnering with other companies to unlock the full potential of precision genetic medicine across all possible applications.

Our base editing portfolio

We believe building a diversified portfolio leveraging the full breadth of our delivery technologies in parallel will maximize our ability to provide life-long therapies to patients over the broadest possible range of diseases. We plan to advance multiple programs through clinical development in parallel, with each one potentially capable of delivering proof-of-concept in Phase 1 clinical studies in genetically defined patient populations and potentially reaching approval on an accelerated pathway. Our portfolio is purposefully built around a mix of strategic and technical profiles, creating significant optionality and risk diversification. We prioritize and advance programs based on a number of criteria, including high unmet medical need, editing feasibility, clinically validated delivery modalities, favorable clinical and regulatory development pathways, and evidence that base editing offers potentially compelling advantages for patients over available standards-of-care and novel therapeutic modalities in development.

Our programs are organized by delivery modality into three distinct pipelines: electroporation for hematology and oncology cell therapy, LNP for the liver, and AAV for the eye and CNS. The following table summarizes the status of certain of our most advanced programs:

Ex vivo electroporation for hematology: Sickle cell disease and beta-thalassemia

Electroporation is a clinically validated technology for the ex vivo delivery of various therapeutic constructs into harvested cells, which are then reintroduced into the body. Electroporation introduces nucleic acid or proteins into cells by discharging an electrical pulse across a cell membrane. With electroporation, we introduce the base editor into the hematopoietic stem cells, or HSCs isolated from the patient’s blood, either as a messenger RNA, or mRNA, encoding the editor, or as a purified protein along with the guide RNA for a given target. Prior to receiving his/her edited cells, the patient undergoes a standard myeloablation procedure, which is also used in allogeneic hematopoietic stem cell transplant therapy, to remove all endogenous bone marrow HSCs. After the myeloablative procedure, the patient’s edited HSCs are re-infused back into the same patient. Once reinfused, the HSCs begin repopulating a portion of the bone marrow in a process known as engraftment. The engrafted, edited HSCs give rise to progenitor cell types with the corrected gene sequences. Our ex vivo portfolio includes two hematology programs, BEAM-101 (sickle cell disease and beta thalassemia) and BEAM-102 (sickle cell disease) and our lead oncology program, BEAM-201 (T-ALL).

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

Using base editing, we reproduce these specific, naturally occurring base changes in the regulatory elements of the gamma globin genes, preventing binding of repressor proteins and leading to re-activation of gamma globin expression, and thus the increase in gamma globin levels. Our in vitro and in vivo characterization of BEAM-101 using ex vivo delivery achieved precise and efficient editing of human CD34+ hematopoietic stem and progenitor cells, or HSPCs, resulting in long-term engraftment and therapeutically-relevant increases in target gene expression in mice. Additionally, there have been no observed guide-dependent or guide-independent off-target events for this program.

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

•	We replicated these findings with cells from a second donor at 18 weeks post-engraftment.

Off-target profile of BEAM-101:

•	Two theoretical types of off-target events that are possible as a consequence of these edits are guide-dependent and guide-independent deamination.
•

To determine the potential for guide-dependent off-target editing, Beam evaluated BEAM-101 in a homology-dependent biochemical assay. No guide-dependent off-target effects were observed in CD34+ hematopoietic stem and progenitor cells (HSPCs) edited at a supra-saturating dose of BEAM-101.

•

Additionally, Beam assessed guide-independent off-target effects using single-clone whole genome sequencing, which revealed that no significant fold change of guide-independent A-to-G DNA mutations occurred in edited cells compared to unedited controls.

•	Further, whole transcriptome sequencing and somatic variant calling showed no guide-independent RNA deamination in CD34+ HSPCs edited at a supra-saturating dose of BEAM-101.
•	Together, the findings support precision editing with BEAM-101 with a very low risk for potential off-target toxicities.

BEAM-102: Direct correction of the sickle cell mutation

Our second base editing approach for sickle cell disease, BEAM-102, is a direct correction of the causative sickle mutation at position 6 of the beta globin gene. By making a single A-to-G edit, we have demonstrated in primary human CD34+ cells isolated from sickle cell disease patients the ability to create the naturally occurring Makassar variant of hemoglobin. This variant, which was identified in humans and first published in 1970, has the same function as the wild-type variant and does not cause sickle cell disease. Distinct from other approaches, cells that are successfully edited in this way are fully corrected, no longer containing the sickle protein.

BEAM-102 uses ex vivo delivery of our ABEs to edit CD34+ HSPCs. In cells isolated from donors with sickle cell disease, we achieved greater than 80% correction of the sickle point mutation to the HbG-Makassar variant, following in vitro erythroid differentiation. Importantly, we observed a simultaneous reduction of HbS to less than 20% of control levels, a level that is lower that that typically observed in sickle trait individuals, who are asymptomatic. More than 70% of erythroid colonies derived from edited patient cells showed biallelic editing (yielding cells that are potentially cured, no longer producing any sickle protein at all), and another 20% of cells had monoallelic editing (with one sickle allele and one corrected allele, conferring a level of protection expected to be similar to patients with “sickle cell trait” who do not show significant symptoms of disease) – adding up to 93% of cells with potential elimination of sickle cell disease. Further, the correction of the HbS protein to the HbG-Makassar variant was shown to significantly reduce the propensity of in vitro differentiated erythroid cells to sickle when subjected to hypoxia. These findings represent therapeutic levels of correction if translated into the clinic and support advancement of this program to potentially address the underlying genetic cause of sickle cell disease. Published modeling studies suggest that at least 20% of cells no longer having the propensity to sickle, either by expressing HbF or because of the elimination of HbS, may be sufficient to cure the disease. With upregulation levels of more than 60% of gamma globin for Beam-101 or by generating more than 90% of cells having at least one HbS allele corrected in the case of BEAM-102, we have shown, in preclinical models, correction levels significantly above those expected to be disease modifying.

Long-term in vivo data generated using an early version of the Makassar base editor, yielded approximately 50% conversion of the sickle allele to a Makassar allele. At 16 weeks post-transplant of CD34+ cells containing the sickle trait, we observed equivalent human chimerism between unedited and edited cells and evidence of multi-lineage reconstitution in mouse models. Levels of editing were sustained after long-term hematopoietic engraftment. Further, editing of the sickle allele led to the expression of the Makassar globin protein in vivo.

Ex vivo electroporation for multiplex editing: CAR-T cell therapies

The starting material for our multiplex allogeneic CAR-T cell products is white blood cells from a healthy donor, which are collected using a standard blood bank procedure known as leukapheresis. Using a single electroporation, we introduce the base editor as mRNA, and the guides encoding the target sequences. The edited cells are subsequently transduced with a lentivirus expressing the CAR.  Once the T cells have been engineered, they are expanded and frozen. After the patient is lymphodepleted, the multiplexed, allogenic cell product is infused.

We believe base editing is a powerful tool to simultaneously multiplex edit many genes without unintended on-target effects, such as genomic rearrangements or activation of the p53 pathway, that can result from simultaneous editing with nucleases through the creation of double-stranded breaks. The ability to create a large number of multiplex edits in T cells could endow CAR-T cells and other cell therapies with combinations of features that may dramatically enhance their therapeutic potential in treating hematological or solid tumors. The initial indications that we plan to target with these product candidates are relapsed, refractory, T-ALL, and Acute Myeloid Leukemia, or AML. We believe that our approach has the potential to produce higher response rates and deeper remissions than existing approaches. Our proof-of-concept pre-clinical experiments have demonstrated the ability of base editors to efficiently modify up to 8 genomic loci simultaneously in primary human T cells with efficiencies ranging from 85-95% as measured by flow cytometry of target protein knockdown. Importantly, these results are achieved without the generation of chromosomal rearrangements, as detected by sensitive methods such as UDiTaSTM or G-banded Karyotyping and with no loss of cell viability from editing. The proof-of-concept experiments have also demonstrated robust T cell killing of target tumor cells both in vitro and in vivo.

BEAM-201: Universal CD7-targeting CAR-T cells

BEAM-201 is a development candidate comprising T cells derived from healthy donors that are simultaneously edited at TRAC, CD7, CD52 and PDCD1 and then transduced with a lentivirus encoding for an anti-CD7 CAR to create allogenic CD7 targeting CAR-T cells, resistant to both fratricide and immunosuppression. To our knowledge, Beam-201 is the first cell therapy featuring four simultaneous edits. Using our cytosine base editor, or CBE, cells are edited to confer the following benefits:

•	TRAC: Prevent graft-vs-host disease via the elimination of the existing TCR to ensure that the CAR-T cell only attacks the CAR antigen on the tumor and not the patient’s healthy cells.
•	CD52: Enable an allogeneic cell source by masking BEAM-201 cells to anti-CD52 lymphodepleting agents to reduce host rejection of BEAM-201 cells.
•	PDCD1: Minimize immunosuppression of BEAM-201 cells by the tumor microenvironment and prolong efficacy for attacking the tumor.
•	CD7: Prevent fratricide (i.e., CAR-T cells attacking each other before they can attack the tumor) by eliminating antigens that are shared between malignant cells and CAR-T cells.

In vitro characterization of BEAM-201 and comparison to nuclease editing:

•

Simultaneous base editing at four target loci in primary human T cells using a clinical-scale process, produced 96-99% on-target editing of each of the four genes as measured by next-generation sequencing.

•

Simultaneous quad base editing of T cells resulted in no detected genomic rearrangements; Cas9 nuclease editing with the same four guide RNAs produced chromosomal aberrations in 22 of 100 cells evaluated in G-banded karyotyping.

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

Further characterization of BEAM-201 in vitro and in a tumor mouse model:

•

The GMP-compliant, clinical-scale process resulted in final BEAM-201 CAR-T cell populations with on-target editing efficiencies between 96-99.9% at each of the four target loci, and 85% CAR-expressing cells. As a result, we estimate that 91% of cells are bi-allelically quad base edited and 77% of cells have all five genetic modifications. We believe this is the highest level and uniformity of CAR expression and simultaneous editing across four target sites reported at clinical scale to date.

•	BEAM-201 cells demonstrated robust in vitro CD7-dependent cytokine production, and rapid in vitro cytotoxicity.
•	BEAM-201 cells also demonstrated dose-dependent clearance or control, across a 25-fold dose range, of an aggressive disseminated CCRF-CEM T-ALL tumor mouse model.

Non-viral delivery for liver diseases: Alpha-1 antitrypsin deficiency and glycogen storage disorder 1a

LNPs are a clinically validated technology for delivery of nucleic acid payloads to the liver. LNPs are multi-component particles that encapsulate the base editor mRNA and guide(s) and protect them from degradation while in an external environment, enabling the transient delivery of the base editor in vivo. Multiple third-party clinical trials have demonstrated the effective delivery of silencing RNA, or siRNAs, to the liver using LNPs. We have developed several proprietary LNP formulations. Because only one dose of a base editing therapy may be needed in a course of treatment, LNPs are a suitable delivery modality that we believe is unlikely to face complications seen with chronic use of LNPs, such as when delivering oligonucleotides or mRNA for gene therapy. All of the components of the LNP, as well as the mRNA encoding the base editor, are well-defined and can be made synthetically, providing the opportunity for scalable manufacturing. We are currently using a variety of cationic lipids from various sources to advance our programs for genetic liver diseases, which include Alpha-1 Antitrypsin Deficiency, or Alpha-1, and GSDIa, also known as Von Gierke disease.

Alpha-1 is a severe inherited genetic disorder that can cause progressive lung and liver disease. The most severe form of Alpha-1 arises when a patient has a point mutation in both copies of the SERPINA1 gene at amino acid 342 position (E342K, also known as the PiZ mutation or the “Z” allele). This point mutation causes Alpha-1 antitrypsin, or AAT, to misfold, accumulating inside liver cells rather than being secreted, resulting in very low levels (10%-15%) of circulating AAT. As a consequence, the lung is left unprotected from neutrophil elastase, resulting in progressive, destructive changes in the lung, such as emphysema, which can result in the need for lung transplants. The mutant AAT protein also accumulates in the liver, causing liver inflammation and cirrhosis, which can ultimately cause liver failure or cancer and require patients to undergo a liver transplant. It is estimated that approximately 60,000 individuals in the United States have two copies of the Z allele. There are currently no curative treatments for patients with Alpha-1.

With the high efficiency and precision of our base editors, we aim to utilize our ABEs to precisely correct the E342K point mutation back to the wild type sequence.

For a recent study, we engineered novel ABEs and guide RNAs capable of correcting the PiZ mutation, and then used a proprietary non-viral lipid nanoparticle formulation to deliver the optimized reagents to the livers of a PiZ transgenic mouse model. This direct editing approach resulted in an average of 16.9% correction of beneficial alleles at seven days and 28.8% at three months. This significant increase over the period suggests that corrected hepatocytes may have a survival advantage relative to uncorrected cells. In addition, treated mice demonstrate decreased Alpha-1-antitrypsin-mediated globule burden within the liver and a durable, significant increase in serum AAT active protein at three months, approximately 4.9-fold higher than in controls at the end of the study, levels which we believe would be clinically relevant if achieved in patients. These data indicate the potential for base editing as a one-time therapy to treat both lung and liver manifestations of Alpha-1.

GSDIa is an inborn disorder of glucose metabolism caused by mutations in the G6PC gene, which results in low blood glucose levels that can be fatal if patients do not adhere to a strict regimen of slow-release forms of glucose, administered every one to four hours (including overnight). There are no disease-modifying therapies available for patients with GSDIa.

Our approach to treating patients with GSDIa is to apply base editing via LNP delivery to repair the two most prevalent mutations that cause the disease, R83C and Q347X. It is estimated that these two-point mutations account for 900 and 500 patients, respectively, in the United States, representing approximately 59% of all GSDIa patients in this country. Animal studies have shown that as little as 11% of normal G6Pase activity in liver cells is sufficient to restore fasting glucose; however, this level must be maintained in order to preserve glucose control and alleviate other serious, and potentially fatal, GSDIa sequelae.

We have engineered novel ABEs that, in preclinical models, have achieved high levels of precise correction of the two most prevalent GSD1a mutations, R83C and Q347X, in both in vitro and in vivo settings. Correction of at least 11% is expected to be clinically relevant and potentially disease modifying for GSDIa patients.

In vitro studies have shown up to 80% correction of the alleles in cells harboring the Q347X point mutation and approximately 60% of the alleles in cells harboring the R83C mutation.

Significant, potentially disease-modifying levels of in vivo correction of both mutations by ABEs was observed in the livers of two strains of transgenic mice, each carrying one of the two relevant G6PC mutations. Next-generation sequencing data from whole liver extracts reveals approximately 40% and 70% A-to-G correction of R83C and Q347X, respectively. These significant levels of mutation correction greatly surpass those expected to restore glucose homeostasis and functional studies are ongoing to correlate pathophysiology to the extent of mutation correction by base-editing. Further, these levels of in vivo correction for GSDIa by base-editing are achieved without creation of double-stranded breaks. In total, these data support base-editing technology as a promising approach for precise correction of two of the most prevalent causative mutations in GSDIa.

Viral delivery for ocular and CNS disorders: Stargardt disease

AAV is a clinically validated technology that has been extensively used for gene delivery to a variety of tissues. AAV is a small, non-pathogenic virus that can be repurposed to carry a therapeutic payload, making it an suitable vector for delivery of gene editing therapies. Several clinical trials have been conducted or are in progress with different AAV variants for multiple diseases, including diseases of the eye, liver, muscle, lung and CNS. We have an option to in-license a variety of AAV variants that could be selected for optimal distribution to multiple organs. Because our DNA base editors are larger than the approximate 4.5kb packaging limit of AAV vectors, we use a novel split intein technology that is designed to deliver the base editor and guide RNA by co-infection with two viruses, where each virus contains approximately one half of the editor.

We are currently evaluating this technology to correct one of the most prevalent mutations in the ABCA4 gene causing Stargardt disease, a progressive macular degeneration. This mutation is known as the G1961E point mutation and approximately 5,500 individuals in the United States are affected. Disease modeling using tiny light stimuli through holes that are equivalent in size to a single photoreceptor cell, suggests that only 12%-20% of these cells are sufficient to preserve vision. We anticipate, therefore, that editing percentages in the range of 12%-20% of these cells would be disease-modifying, since each edited cell will be fully corrected and protected from the biochemical defect.

In a human retinal pigment epithelial cell line (ARPE-19 cells) in which we have knocked in the ABCA4 G1961E point mutation, we have demonstrated the precise correction of approximately 75% of the disease alleles at 5 weeks after dual infection with the split AAV system.

Our portfolio of precision gene editing technologies

Building on the expertise of our academic founders and our innovative research culture, we plan to explore new and complementary technologies in base editing, gene editing, and genetic medicine over the long term to advance a broad portfolio across multiple delivery pipelines. As part of this strategy, we have licensed a portfolio of three additional complementary technologies – RNA base editing, Cas12b nuclease editing, and prime editing for certain fields. Combined with base editing, we have assembled a broad and versatile portfolio of next generation gene editing technologies for the potential treatment of many severe diseases.

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

We also have a license to technology referred to as “prime editing,” that is controlled by Prime Medicine, Inc. Prime editing may be able to achieve the “rewriting” of short sequences of DNA at a target location. Prime editing utilizes a CRISPR protein to target a mutation site in DNA and to nick a single strand of the target DNA. The guide RNA allows the CRISPR protein to recognize a DNA sequence that is complementary to the guide RNA and also carries a primer for reverse transcription and a replacement template. The reverse transcriptase copies the template sequence in the nicked site, installing the edit. As with base editing, prime editing does not cause double-stranded breaks in the target DNA, resulting in lower insertion and deletion, or indel, rates than gene editing technologies that rely on double stranded breaks.

We have the exclusive right to develop prime editing technology for the creation or modification of any single base transition mutations, as well as for the treatment of sickle cell disease. Transition mutations (i.e., A-to-G, G-to-A, C-to-T, or T-to-C) are the largest single class of disease-associated genetic mutations and include all of our current targets for base editing programs.

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

In August 2020, we entered into a lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot current Good Manufacturing Practice, or cGMP, compliant manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. We will anticipate investing up to $83.0 million over a five-year period and anticipate that the facility will be operational by the first quarter of 2023. The project will be facilitated, in part, by a Job Development Investment Grant approved by the North Carolina Economic Investment Committee, which authorizes potential reimbursements based on new tax revenues generated through the project. The facility will be designed to support manufacturing for our ex vivo cell therapy programs in hematology and oncology and in vivo non-viral delivery programs for liver diseases, with flexibility to support manufacturing of our viral delivery programs, and ultimately, scale-up to support potential commercial supply.

For our initial waves of clinical programs, we will use contract manufacturing organizations, or CMOs, with relevant manufacturing experience in genetic medicines.

Competition

The pharmaceutical and biotechnology industries, including the gene therapy and gene editing fields, are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property. While we believe that our differentiated technology, scientific expertise, and intellectual property position provide us with competitive advantages, we face potential competition from a variety of companies in these fields. Within these industries, we will compete with existing large pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies.

There are several other companies utilizing CRISPR/Cas9 nuclease technology, including Caribou Biosciences, Editas Medicine, CRISPR Therapeutics, and Intellia Therapeutics. Several additional companies utilize other nuclease-based genome editing technologies, including Zinc Fingers, Arcuses, and TAL Nucleases, including Sangamo Biosciences, Precision BioSciences, bluebird bio, Allogene Therapeutics, and Cellectis. Additionally, newer genome editing modalities are emerging, including Prime Medicine, Tessera, Shape Therapeutics, and PerkinElmer (formerly Horizon Discovery), which is developing base editing technology. In addition, we face competition from companies utilizing gene therapy, oligonucleotides, and CAR-T therapeutic approaches.

We are also aware of companies with products in development in our disease areas where we will compete with approved therapies, those in development today, and those emerging in the future.  For hemoglobinopathies, these companies include Global Blood Therapeutics, CRISPR Therapeutics, Novartis Pharmaceuticals, Sangamo Therapeutics, Editas Medicine, Homology Medicines, Graphite Bio, and Trucode Gene Repair.  For T-cell malignancies, these include Gracell Bio, iCellGene, PersonGen, and Wugen.  More broadly in the immuno-oncology cell therapy space, these include Allogene Therapeutics, Cellectis, bluebird bio, Bristol Myers Squibb, Fate Therapeutics, Gilead Sciences, Novartis Pharmaceuticals, Poseida Therapeutics, Precision Bio, Legend Bio, Autolus Therapeutics. For our liver targeted therapies, these include Intellia Therapeutics, Editas Medicines, CRISPR Therapeutics, Ultragenyx, Apic Bio, Arrowhead, LogicBio, Generation Bio, and Vertex.

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

While the COVID-19 pandemic did not significantly impact our business or results of operations during the year ended December 31, 2020, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

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

As of December 31, 2020, we owned approximately three pending U.S. provisional patent applications, six pending U.S. patent applications, 25 pending international patent applications, or PCT applications, and 33 pending ex-U.S. patent applications. The patent applications outside of the United States were filed in Australia, Brazil, Canada, China, Europe, India, Japan, Korea, and South Africa. Our owned patent applications are related to our DNA base editing technology, including claims to base editor variants with enhanced activities (e.g., nucleobase deaminating activity) or novel properties (e.g., PAM recognition), methods of using such base editors, methods of using such base editors for therapeutic indications, multiplex base editing in immune cells ex vivo, guide RNAs that target base editors to therapeutically relevant DNA sequences, and methods for evaluating base editing specificity. One of these PCT applications is co-owned with Broad Institute and President and Fellows of Harvard College, or Harvard. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patents would be expected to expire between 2039 and 2042, excluding any additional term for patent term adjustments or patent term extensions.

DNA base editing

As of December 31, 2020, we in-licensed approximately 24 U.S. patents, 23 pending U.S. patent applications, three pending PCT applications, 43 ex-U.S. patents, and 149 pending ex-U.S. patent applications, related to DNA base editing from Broad Institute, Harvard, Editas Medicine Inc., or Editas, and Bio Palette Co., Ltd., or Bio Palette. The patents and patent applications outside of the United States were filed primarily in Europe, Japan, and China, although some of our in-licensed patent families were filed in a larger number of countries. The patents and applications from our in-licensed portfolio for DNA base editing include claims to novel base editors, claims to engineered deaminase enzymes (e.g., evolved TadA) used in the base editors, compositions including the base editor or engineered deaminase as a component, methods of using such base editors, including methods of using such base editors for therapeutic indications, guide RNAs that target base editors to therapeutically relevant DNA sequences. The in-licensed patents and applications also cover various aspects related to the platform technology, including base editing systems that employ S. pyogenes Cas9, S. aureus Cas9, Cas9 PAM variants, inactive forms of Cas9, and/or Cas9 nickases, and systems for delivery of base editors. Our current in-licensed patents and patent applications on DNA base editing, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2038, excluding any additional term for patent term adjustments or patent term extensions (or the corresponding foreign equivalent).

RNA Base Editing

As of December 31, 2020, we in-licensed approximately 10 pending U.S. patent applications, one ex-U.S. patent, and 47 pending ex-U.S. patent applications, related to RNA base editing from Broad Institute. The patents and patent applications outside of the United States were filed in Australia, Canada, Europe, and Russia. The patents and applications from our in-licensed portfolio for RNA base editing include claims to novel base editors, compositions including the base editor as a component, guide RNAs that target base editors to therapeutically relevant RNA sequences, and methods of using such base editors, including methods of using such base editors for therapeutic indications. Our current in-licensed patents and patent applications on RNA base editing, if the appropriate maintenance fees are paid, are expected to expire between 2036 and 2038, excluding any additional term for patent term adjustments or patent term extensions (or the corresponding foreign equivalent).

CRISPR/Cas12b

As of December 31, 2020, we in-licensed approximately seven pending U.S. patent applications, and eight pending ex-U.S. patent applications, related to editing using Cas12b from Broad Institute. The patents and patent applications outside of the United States were filed in Australia, Canada, Europe, and Russia. The patents and applications from our in-licensed portfolio for Cas12b editing include claims to methods of using Cas12b to modify DNA (e.g., nuclease cleavage of DNA) and engineered and/or non-naturally occurring compositions including Cas12b as a component. Our current in-licensed patents and patent applications on Cas12b base editing, if the appropriate maintenance fees are paid, are expected to expire between 2036 and 2039, excluding any additional term for patent term adjustments or patent term extensions (or the corresponding foreign equivalent).

Rest of platform

As of December 31, 2020, we in-licensed approximately 22 U.S. patents, 28 pending U.S. patent applications, 44 ex-U.S. patents, and 159 pending ex-U.S. patent applications, related to the balance of our platform from universities and institutions. The patents and patent applications outside of the United States were filed primarily in Europe, Japan, and China, although some of our in-licensed patent families were filed in a larger number of countries. The patents and applications from our in-licensed portfolio for the balance of our platform include claims to compositions and methods for delivery of charged base editor proteins into cells, modification and improvements to the base editing systems including improvements to the nucleotide binding protein component, guide RNA component and base editing enzyme component of the base editing complex, methods for evaluating gene targeting and base editing efficiency and compositions and methods for prime editing. Our current in-licensed patents and patent applications on the balance of our platform, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2039, excluding any additional term for patent term adjustments or patent term extensions (or the corresponding foreign equivalent).

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

Trademarks

As of December 31, 2020, we owned two registered U.S. trademarks with the Patent and Trademark Office for BEAM THERAPEUTICS, six ex-U.S. registered trademarks, and 21 ex-U.S. pending trademark applications for BEAM THERAPEUTICS.

As of December 31, 2020, we in-licensed two registered U.S. trademarks, approximately 10 allowed/registered ex-U.S. trademarks, and approximately eight pending ex-U.S. trademark applications, for the use of REPAIR™ and RESCUE™ from Broad Institute.

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

License Agreement with The President and Fellows of Harvard College

In June 2017, we entered into a license agreement with Harvard, as amended, pursuant to which we received an exclusive, worldwide, royalty-bearing, sublicensable license under certain patent rights owned or controlled by Harvard to make, have made, offer for sale, sell, have sold and import products in the field of the prevention or treatment of any and all human diseases and conditions, excluding human germline modification and products for non-human animal and plant applications. We refer to this license agreement as the Harvard License Agreement.

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

License Agreement with Editas Medicine, Inc.

In May 2018, we entered into a license agreement with Editas pursuant to which we received an exclusive (even as to Editas), royalty-bearing, sublicensable, worldwide license under certain patent rights owned or controlled by Editas related to certain base editing technologies and CRISPR technology to develop, commercialize, make, have made, use, offer for sale, sell and import base editing products for the treatment of human diseases or conditions. We refer to this license agreement as the Editas License Agreement. The license we received is non-exclusive with respect to certain specified targets. Our licensed field excludes the treatment of certain diseases and certain fields of use that have already been licensed to other partners of Editas, provided that our licensed field may expand if the fields licensed to other Editas partners are reduced or are otherwise modified as a result of any termination, expiration, or amendment to Editas’ agreements with such partners. In addition, we received a royalty-free, non-sublicensable, non-exclusive license under a separate set of patent rights owned or controlled by Editas to conduct research activities in our licensed field and for which we have an option to obtain an exclusive license from Editas.

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

License Agreement with The Broad Institute, Inc.

In May 2018, our affiliate, Blink Therapeutics Inc., or Blink, entered into a license agreement, as amended, with Broad Institute. Under the Broad License Agreement, Blink is granted certain rights to RNA base editing technology, including the RNA editor platforms RESCUE™ and REPAIR™, which use Cas13 linked to a deaminase to deliver single base A-to-I or C-to-U editing of RNA transcripts, respectively, as well as the Cas12b nuclease family of gene editing enzymes.

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

Upon the execution of the Bio Palette License Agreement, we paid Bio Palette an upfront fee of $0.5 million. In connection with the execution of the Bio Palette License Agreement, we issued to Bio Palette 16,725 shares of our common stock, with an agreement to issue additional shares of our common stock in the low six figures in the event that the referenced Bio Palette patent issues in the United States. Upon the issuance of a certain Bio Palette patent in the United States in June 2020, we made a milestone payment of $2.0 million and, in July 2020, issued to Bio Palette 175,000 shares of our common stock valued at $0.3 million. We also agreed to pay a royalty at a fraction of a percent on net sales of products that are covered by the patents licensed by Bio Palette to us, and Bio Palette agreed to pay a royalty at a fraction of a percent on net sales of products that are covered by the patents licensed by us to Bio Palette. The royalty term for a product in a country will terminate on the later of the expiration of (i) patent-based exclusivity with respect to such licensed product in such country or (ii) regulatory exclusivity with respect to such licensed product in such country.

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

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
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

•	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GLPs and GCPs and the integrity of clinical data in support of the BLA;
•	payment of the application fee under the Prescription Drug User Free Act, or PDUFA, unless exempted; and
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

Although the FDA’s guidance documents are not legally binding, we believe that our compliance with certain aspects of them is likely necessary to gain approval for any product candidate we may develop. The guidance documents provide recommendations and additional clarity as to factors that the FDA will consider at each stage of gene therapy development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and controls, or CMC, information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies; and gene therapy products for the treatment of rare diseases. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

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

The FDA may grant a product fast track designation if it is intended for the treatment of a serious or life-threatening disease or condition, and nonclinical or clinical data demonstrate the potential to address an unmet medical need for such disease or condition. For fast track products, sponsors may have greater interactions with the FDA, and the FDA may initiate review of sections of a fast track product’s marketing application before the application is complete in some circumstances. Fast track designation may be rescinded if FDA believes that the product no longer meets the qualifying criteria.

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

FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness of the treatment, prevention, or diagnosis of such condition. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and it shortens the FDA’s goal for taking action on a marketing application from ten months to six months.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs; for federal fiscal year 2021, the standard fee for review of a PMA is $365,657 and the small business fee is $91,414.

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

California Consumer Privacy Act

In 2018, California passed into law the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information. Compliance with the CCPA is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act (CPRA), which will significantly expand the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information.  The CPRA will also expand personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties.  Most CPRA provisions will take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022.

Regulation and procedures governing approval of medicinal products in the EU and the U.K.

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

Since the regulatory framework for pharmaceutical products in the U.K. relating to quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit will materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K. In the first instance, a separate U.K. authorization from any centralized authorization for the EU would need to be applied before the end of any agreed transition period. In the immediately foreseeable future, the process is likely to remain very similar to that applicable in the EU, albeit that the processes for applications will be separate. Longer term, the U.K. is likely to develop its own legislation that diverges from that in the EU.

General data protection regulation

The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area (EEA), and the processing of personal data that takes place in the EEA, is subject to the EU’s General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, or Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S.  The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S.  While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EU to the U.S. generally and increase our costs of compliance with data privacy legislation.  Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.

Coverage, pricing, and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Sales of our products will depend, in significant part, on the availability of coverage and the adequacy of reimbursement from third-party payors.

Within the United States, third-party payors include government authorities or government healthcare programs, such as Medicare and Medicaid, and private entities, such as managed care organizations, private health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Some third-party payors may manage utilization of a particular product by requiring pre-approval (known as “prior authorization”) for coverage of particular prescriptions (to allow the payor to assess medical necessity). Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain net price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the drug product or will provide coverage at an adequate reimbursement rate.

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

As noted above, the marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and other third-party payors fail to provide coverage and adequate reimbursement. There is an emphasis on cost containment measures in the United States and we expect the pressure on pharmaceutical pricing will increase. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more product candidates for which we receive regulatory approval from one or more third party payors, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Healthcare law and regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to healthcare providers and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, including certain laws and regulations applicable only if we have marketed products, include the following:

•

federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;

•

federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

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

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid Services within the U.S. Department of Health and Human Services for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;

•

state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures; and

•

analogous state and foreign laws and regulations, such as state anti-bribery, anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Health care and other reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. Federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Healthcare Reform Act, which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs. Under the Trump administration, there were ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under Healthcare Reform Act for individuals who do not maintain mandated health insurance coverage beginning in 2019. The Healthcare Reform Act has been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the Healthcare Reform Act, including provisions that are unrelated to healthcare reform but were enacted as part of the Healthcare Reform Act, was argued before the Supreme Court in November 2020.  Pending resolution of the litigation, all of the Healthcare Reform Act but the individual mandate to buy health insurance remains in effect.

Beyond the Healthcare Reform Act, there have been ongoing health care reform efforts, including a number of recent actions.  Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers.  Other reform efforts affect pricing or payment for drug products.  For example, the Medicaid Drug Rebate Program has been subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap increased from 50% to 70%.  A number of regulations were issued in late 2020 and early 2021.  For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to PBMs and health plans.  Some of these changes have been and may continue to be subject to legal challenge.  For example, courts temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price.

The nature and scope of health care reform in the wake of the transition from the Trump administration to the Biden administration remains uncertain.  The Department of Justice under the Biden administration informed the Supreme Court that the government no longer takes the position that the individual mandate is unconstitutional and cannot be severed from the rest of the Healthcare Reform Act.  President Biden has temporarily halted implementation of new rules issued immediately prior to the transition that had not yet taken effect (which include a number of health care reforms) to allow for review by the new administration.  The revisions to the federal anti-kickback statute regulations referenced above were initially scheduled to take effect in 2022 but have now been delayed to 2023. More generally, President Biden supported reforms to lower drug prices during his campaign for the presidency.

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2030 (except May 1, 2020 to March 31, 2021) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

Employees

As of December 31, 2020, we had 181 full-time employees. Of these full-time employees, 149 were engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement or represented by a trade or labor union.

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

Since inception, we have incurred significant operating losses. Our net loss was $194.6 million and $78.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $397.6 million. We have financed our operations primarily through private placements of our preferred stock and proceeds from sales of our common stock. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We have not initiated clinical development of any product candidate and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are currently only in the preclinical testing stages for all of our research programs. Because of the numerous risks and uncertainties associated with developing base editing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations.

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

At December 31, 2020, our cash, cash equivalents, and marketable securities were $299.7 million. In January 2021, we issued and sold 2,795,700 shares of our common stock in a private placement at an offering price of $93.00 per share for aggregate gross proceeds of $260.0 million. We received $252.1 million in net proceeds after deducting estimated offering expenses. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

If we raise funds through additional collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates we may develop, or we may have to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, we have and may in the future enter collaboration and acquisition agreements, pursuant to which we are required to issue additional shares of our common stock in connection with future milestone payment obligations. These and other future issuances to our partners and collaborators may cause substantial dilution to our stockholders.

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

Even if one or more of the product candidates we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved product candidates, we may not become profitable and may need to obtain additional funding to continue operations.

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

We are focused on developing potentially curative medicines utilizing base editing technology. Although there have been significant advances in the field of gene therapy, which typically involves introducing a copy of a gene into a patient’s cell, and gene editing in recent years, base editing technologies are new and largely unproven. The technologies that we have licensed and that we intend to develop and intend to license have not yet been clinically tested, nor are we aware of any clinical trials for safety or efficacy having been completed by third parties using our base editing or similar technologies. The scientific evidence to support the feasibility of developing product candidates based on these technologies is both preliminary and limited, and base editing and delivery modalities for it are novel. Successful development of product candidates by us will require solving a number of issues, including safely delivering a therapeutic into target cells within the human body or in an ex vivo setting, optimizing the efficiency and specificity of such product candidates, and ensuring the therapeutic selectivity of such product candidates. There can be no assurance we will be successful in solving any or all of these issues, or that we will be able to progress our preclinical studies in accordance with anticipated timelines.

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

We are very early in our development efforts and have focused our research and development efforts to date on base editing technology, identifying our initial targeted disease indications and our initial product candidates. We have not yet achieved preclinical proof-of-concept in vivo for the majority of our programs and there is no guarantee that we will achieve it for these programs. Our future success depends heavily on the successful development of our base editing product candidates. Currently, all of our product candidates are in preclinical development or in discovery. We have invested substantially all of our efforts and financial resources in building our base editing platform, and the identification and preclinical development of our current product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is also subject to acceptance by the FDA of our IND application, and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests, the start of our first clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trial or change their position on the acceptability of our data, trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter requirements for approval than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including in Europe.

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

We have not evaluated any product candidates in human clinical trials. Moreover, there have been only a limited number of clinical trials involving the use of gene editing technologies and none involving base editing technology similar to our technology. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the genetic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia, serious blood disorders and death. There can be no assurance that base editing technologies, or components of our product candidates or methods of delivery, will not cause undesirable side effects, as improper editing of a patient’s DNA and other effects could lead to lymphoma, leukemia, or other cancers, other serious conditions or syndromes or other aberrantly functioning cells.

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

In certain rare DNA sequence contexts, where more than one edit occurs on a contiguous piece of DNA, the repair of two or more nicks may lead to a deletion.  For example, in our BEAM-101 program, where we are simultaneously editing two positions in the promoters of the HBG2 and HBG1 genes, which share >99% sequence identity and are contiguous due to a gene duplication event, we observed a 5 kb deletion in HBG2.  We are currently conducting studies to determine the extent to which such deletion occurs.  We do not believe that such a deletion represents a safety or efficacy concern because healthy individuals, including those with hereditary persistence of fetal hemoglobin, with naturally-occurring deletions at this locus, including some as large as 13 kb, have been documented.  However, if we were to observe deletions other than naturally-occurring ones in our BEAM-101 program, our ability to develop BEAM-101 as a therapeutic could be adversely affected.

In certain of our programs, we plan to use LNPs to deliver our base editors. LNPs have been shown to induce oxidative stress in the liver at certain doses, as well as initiate systemic inflammatory responses that can be fatal in some cases. While we aim to continue to optimize our LNPs, there can be no assurance that our LNPs will not have undesired effects. Our LNPs could contribute, in whole or in part, to one or more of the following: immune reactions; infusion reactions; complement reactions; opsonization reactions; antibody reactions including IgA, IgM, IgE or IgG or some combination thereof; or reactions to the PEG from some lipids or PEG otherwise associated with the LNP. Certain aspects of our investigational medicines may induce immune reactions from either the mRNA or the lipid as well as adverse reactions within liver pathways or degradation of the mRNA or the LNP, any of which could lead to significant adverse events in one or more of our future clinical trials. Many of these types of side effects have been seen for legacy LNPs. There may be uncertainty as to the underlying cause of any such adverse event, which would make it difficult to accurately predict side effects in future clinical trials and would result in significant delays in our programs.

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

There are several other companies utilizing CRISPR/Cas9 nuclease technology, including Caribou Biosciences, Editas Medicine, CRISPR Therapeutics, and Intellia Therapeutics. Several additional companies utilize other nuclease-based genome editing technologies, including Zinc Fingers, Arcuses, and TAL Nucleases, which includes Sangamo Biosciences, Precision BioSciences, bluebird bio, Allogene Therapeutics, and Cellectis. Additionally, newer genome editing modalities are emerging, including Prime Medicine, Tessera Therapeutics, Shape Therapeutics, and PerkinElmer (formerly Horizon Discovery), which is developing base editing technology. Tessera Therapeutics utilizes mobile genetic elements for gene editing. In addition, we face competition from companies utilizing gene therapy, oligonucleotides, and CAR-T therapeutic approaches.

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

The regulatory requirements that will govern any novel base editing product candidates we develop are not entirely clear and may change. Within the broader genetic medicine field, we are aware of a limited number of cellular and gene therapy products that have received marketing authorization from the FDA and the EMA. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

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

Adverse developments in post-marketing experience or in clinical trials conducted by others of gene therapy products, cell therapy products, or products developed through the application of a base editing or other gene editing technology may cause the FDA, the EMA, and other regulatory bodies to revise the requirements for development or approval of any product candidates we may develop or limit the use of products utilizing base editing technologies, either of which could materially harm our business. Moreover, the FDA recommends a long-term follow-up observation period of 15 years or longer for all patients who receive treatment using gene therapies, and we may need to adopt and support such an observation period for our product candidates. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for novel product candidates such as the product candidates we may develop can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing base editing technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products.

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

During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience and since we are using new technologies, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we plan to develop product candidates because many of these diseases, including T-cell acute lymphoblastic leukemia, glycogen storage disorder and Stargardt disease, have small patient populations, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the EU and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No gene editing therapeutic product has been approved in the United States or in Europe.

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

•	delays in reaching a consensus with regulators on trial design and endpoints;
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

We or our collaborators may not be able to initiate or continue clinical trials for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be particularly challenging for some of the rare genetically defined diseases we are targeting in our most advanced programs, as well as for some of our product candidates for pediatric populations, and delays related to the COVID-19 pandemic could exacerbate delays in enrolling for new clinical trials. In addition, if patients are unwilling to participate in our base editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy, or gene editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products, or for other reasons, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of any product candidates we may develop may be delayed. Moreover, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as any product candidates we may develop, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

We contract with third parties for the manufacture of materials for our research programs and preclinical studies and expect to continue to do so for at least a portion of the manufacturing process for our research programs, preclinical studies, clinical trials and for commercialization of any product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We do not have any manufacturing facilities at the present time. We currently rely on third-party manufacturers for the manufacture of our materials for preclinical studies and may continue to do so for at least a portion of the manufacturing process for our research programs, preclinical studies, clinical testing and for commercial supply of any product candidates that we may develop and for which we or our collaborators obtain marketing approval. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on an order-by-order basis.

While we announced that we are building a manufacturing facility designed to support manufacturing for our ex vivo cell therapy programs in hematology and oncology and in vivo non-viral delivery programs for liver diseases in Research Triangle Park, North Carolina, this facility is not yet operational and we cannot be certain that we will be able to build out our internal manufacturing capacity, or on the timeliness we expect.

We may be unable to establish long-term supply agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish long-term supply agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	the possible breach of the manufacturing agreement by the third party;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
•	reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and

•

the possible inability of third-party suppliers to supply and/or transport materials, components and products to us in a timely manner as a result of disruptions to the global supply chain in connection with the COVID-19 pandemic, or as a result of supply shortages in connection with large-scale production of COVID-19 vaccines.

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

Any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing drug components and drug product necessary for gene editing. In addition, multiple third parties have contracted with commercial manufacturers to manufacture materials required for large-scale production of COVID-19 vaccines, including mRNA. If supply of mRNA is limited, we may not be able to obtain mRNA for use in our pre-clinical studies, which may result in research and development delays.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply of all drug components and drug products necessary for gene editing. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture any product candidates we may develop, we may incur added costs and delays in identifying and qualifying any such replacement.

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

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business operations. The extent to which COVID-19 may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, the effectiveness of actions taken in the U.S. and other countries to contain and treat COVID-19, periodic spikes in infection rates, new strains of the virus that causes outbreaks of COVID-19, and the broad availability of effective vaccines.

The rapid spread of the virus has led to the implementation of various responses, including government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, where our primary offices and laboratory spaces are located, across the United States, and in other countries. The extent to which COVID-19 continues to impact our operations and those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, availability of effective vaccines, additional or modified government actions, new information which may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others. As interventions to contain the spread of the virus are lifted or reduced, new COVID-19 outbreaks may result in new or heightened restrictions.

To protect the health of our employees and their families, and our communities, in accordance with direction from state and local government authorities, we restricted access to our facilities to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of personnel that can be present at our facilities at any one time, and requested that some of our personnel work remotely. We plan to maintain these or similar restrictions until we believe employees can fully resume such activities in accordance with federal, state and local requirements. In the event that governmental authorities were to increase current restrictions, our employees conducting research and development, or manufacturing activities may not be able to access our laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

Additionally, timely completion of preclinical activities is dependent upon the availability of, for example, preclinical sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical activities for our programs in geographies which are currently being affected by COVID-19, including Massachusetts and North Carolina.

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
•

interruption of, or delays in receiving, key materials from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, increased demand from third parties for key materials related to COVID-19 research and vaccine development and disruptions in delivery systems.

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and any future clinical trials will highly depend on future developments, which are very uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and other actions to contain the outbreak or address its impact, such as social distancing and quarantines or lockdowns in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and address the disease.

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

These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our base editing platform technology and product candidates in the future. Some licenses granted to us are expressly subject to certain preexisting rights held by the licensor or certain third parties. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in certain territories or fields. For example, certain licensed patents developed by employees of the Howard Hughes Medical Institute, or HHMI, and subsequently assigned to Harvard and licensed to us under the Harvard License Agreement remain subject to a non-exclusive license between Harvard and HHMI. The Editas License Agreement provides that our field of use excludes the diagnosis, treatment, and prevention of human cancers through certain engineered T-cells, which are licensed to Juno Therapeutics, Inc. (a subsidiary of Bristol-Myers Squibb Company). If we determine that rights to such excluded field are necessary to commercialize our product candidates or maintain our competitive advantage, we may need to obtain a license from such third party in order to continue developing, manufacturing or marketing our product candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or others the chance to access technology that is important to our business.

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

Likewise, our currently owned patent applications, if issued as patents, and in-licensed patents and patent applications, if issued as patents, directed to our proprietary base editing technologies and our product candidates are expected to expire from 2034 through 2042, without taking into account any possible patent term adjustments or extensions. Our owned or in-licensed patents may expire before, or soon after, our first product candidate achieves marketing approval in the United States or foreign jurisdictions. Additionally, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current in-licensed patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

For example, our agreements with certain of our third-party licensors provide that our field of use excludes particular fields, for example, the diagnosis, treatment, and prevention of human cancers through certain engineered T-cells, which are licensed exclusively or non-exclusively to a third-party licensee. If we determine that rights to such fields are necessary to commercialize our drug candidates or maintain our competitive advantage, we may need to obtain a license from such third party in order to continue developing, manufacturing or marketing our drug candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our drug candidates or allow our competitors or others the chance to access technology that is important to our business.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. In November 2018, it was reported that 211 patent families and 1835 patent family members worldwide referenced CRISPR or Cas in the title, abstracts or claims. The extensive patent filings related to CRISPR and Cas make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our base editing platform technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our base editing platform technology and product candidates. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, or the University of California Portfolio, which contains multiple patents and pending applications directed to gene editing. The University of California portfolio includes, for example, U.S. Patent Nos. 10,266,850; 10,227,611; 10,000,772; 10,113,167; 10,301,651; 10,308,961; 10,337,029; 10,351,878; 10,407,697; 10,358,659; 10,358,658; 10,385,360; 10,400,253; 10,421,980; 10,415,061; 10,443,076; 10,487,341; 10,513,712; 10,519,467; 10,526,619; 10,533,190; 10,550,407; 10,563,227; 10,570,419; 10,577,631; 10,597,680; 10,612,045; 10,626,419; 10,640,791; 10,669,560; 10,676,759; 10,752,920; 10,774,344; 10,793,878, which are expected to expire around March 2033, excluding any additional term for patent term adjustment, or PTA, or patent term extension, or PTE, and any disclaimed term for terminal disclaimers. The University of California portfolio also includes numerous additional pending patent applications. If these patent applications issue as patents, they are expected to expire around March 2033, excluding any PTA, PTE, and any disclaimed term for terminal disclaimers. As discussed above, certain applications in the University of California Portfolio are currently subject to U.S. Interference No. 106,115 with certain U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties to which we have an option under the Editas License Agreement. Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain members of the University of California Portfolio are being opposed in Europe by multiple parties. For example, the EPO Opposition Division has initiated opposition proceedings against European Patent Nos. EP3,241,902 B1, EP2,800,811 B1, and EP3401400 B1, which are estimated to expire in March 2033 (excluding any patent term adjustments or extensions). The opposition procedure before the EPO allows one or more third parties to challenge the validity of a granted European patent within nine months after grant date of the European patent. Opposition proceedings may involve issues including, but not limited to, priority, patentability of the claims involved, and procedural formalities related to the filing of the patent application. As a result of the opposition proceedings, the Opposition Division can revoke a patent, maintain the patent as granted, or maintain the patent in an amended form. It is uncertain when or in what manner the Opposition Division will act on the opposition proceedings of European patent EP3,241,902 B1 and how oppositions filed against EP3,401,400 B1 will be resolved. Most of the claims of European patent EP 2,800,811 B1 were maintained without amendment by the Opposition Division, but this decision is being appealed. If these patents are maintained by the Opposition Division with claims similar to those that are currently opposed, our ability to commercialize our product candidates may be adversely affected if we do not obtain a license to these patents. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Since the regulatory framework for pharmaceutical products in the U.K. relating to quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit will materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K. In the first instance, a separate U.K. authorization from any centralized authorization for the EU would need to be applied before the end of any agreed transition period. In the immediately foreseeable future, the process is likely to remain very similar to that applicable in the EU, albeit that the processes for applications will be separate. Longer term, the U.K. is likely to develop its own legislation that diverges from that in the EU.

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

•

state laws also requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures; and

•

analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Healthcare Reform Act and the ongoing efforts to modify or repeal that legislation. The Healthcare Reform Act substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could affect the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. There were ongoing efforts under the Trump administration to modify and repeal the Healthcare Reform Act as well as implement other healthcare reforms, including a number of actions taken in 2020 and early 2021. There is significant uncertainty regarding the scope and nature of healthcare reform in the wake of the transition from the Trump administration to the Biden administration. Under the Biden administration, there are already indications of different positions on health care reform and action has been taken to delay or reconsider certain reforms. See “Government Regulation—Health care and other reform.” We cannot predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU and U.K. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

In 2018, California passed into law the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information. Compliance with the CCPA is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which will significantly expand the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information.  The CPRA will also expand personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties.  Most CPRA provisions will take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022.

In the European Economic Area, or EEA, we are subject to the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and which imposes new obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.   The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States.  In July 2020, the CJEU invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S.  The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S.  While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation.

Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

Risks related to employee matters, managing growth and information technology

Our future growth may depend on our ability to identify and acquire businesses or technologies, and if we do not successfully do so, or otherwise fail to integrate any new businesses or technologies into our operations, we may have limited growth opportunities and it could result in significant impairment charges or other adverse financial consequences.

We are continuing to seek to acquire businesses or technologies that we believe are a strategic fit with our business strategy, including our acquisition of Guide Therapeutics, Inc. Future acquisitions, however, may entail numerous operational and financial risks, including:

•	a reduction of our current financial resources;
•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions and in connection with future milestone payment obligations under such acquisition agreements;
•	difficulty or inability to secure financing to fund development activities for those acquired or in-licensed technologies;
•	higher than expected acquisition and integration costs;
•	disruption of our business, customer base and diversion of our management’s time and attention to develop acquired technologies; and
•	exposure to unknown liabilities.

We may not have sufficient resources to identify and execute the acquisition businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger biotechnology companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than we do and may have greater expertise in identifying and evaluating new opportunities. Furthermore, there may be overlap between our product candidates and the companies which we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. Additionally, the time between our expenditures to acquire or in-license new technologies or businesses and the subsequent generation of revenues from those acquired technologies or businesses (or the timing of revenue recognition related to licensing agreements and/or strategic collaborations) could cause fluctuations in our financial performance from period to period. Finally, if we devote resources to potential acquisition opportunities that are never completed, or if we fail to realize the anticipated benefits of those efforts, we could incur significant impairment charges or other adverse financial consequences.

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

As of December 31, 2020, our directors and executive officers and their affiliates beneficially owned shares representing approximately 30% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. To comply with the requirements of being a public company, we have undertaken certain actions, such as documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, which requires annual management assessment of the effectiveness of our internal control over financial reporting.

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

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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

As of December 31, 2020, we no longer qualified as a smaller reporting company; however, we are allowed to continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies through our annual report for the year ended December 31, 2020.

We have incurred and expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and expect to continue to incur, particularly after we are no longer an “emerging growth company,” significant legal, accounting, and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have added additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to maintain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We occupy approximately 38,203 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in October 2028. We have entered into a lease agreement with the Massachusetts Institute of Technology for approximately 123,209 square feet of office and laboratory space in Cambridge, Massachusetts, which is currently under construction. We currently anticipate commencing this lease at the earliest in late 2021 upon completion of construction. Upon completion of construction and our commencement of our occupancy within the space, the lease will expire in 2034. Additionally, we entered into a lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs, which is currently under construction. We expect that the facility will be operational by the first quarter of 2023. Upon completion of construction and our commencement of our occupancy within the space, the lease will expire on the fifteenth anniversary of commencement and we have an option to extend the lease term for two five-year terms. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders

As of March 8, 2021, there were approximately 81 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Recent sales of unregistered securities

The following list sets forth information regarding all unregistered securities sold by us during the year ended December 31, 2020. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

•

On July 21, 2020, pursuant to the Bio Palette License Agreement, we issued 175,000 shares of our common stock to Bio Palette Co. Ltd., or Bio Palette, in satisfaction of certain milestone payment obligations pursuant to the Bio Palette License Agreement. We relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.

•

On October 6, 2020, pursuant to the license and collaboration agreement between us and Prime Medicine, Inc., or Prime Medicine, we issued 200,307 shares of our common stock to Prime Medicine, in exchange for 5,000,000 shares of Prime Medicine common stock. We relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof, for a transaction by an issuer not involving any public offering.

Use of proceeds from registered securities

In February 2020, we closed our IPO in which we issued and sold 12,176,471 shares of our common stock, including 1,588,235 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $207.0 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-233985), which was declared effective by the SEC on February 5, 2020, and a Registration Statement on Form S-1 MEF (File No. 333-236284) filed pursuant to Rule 462(b) of the Securities Act. The offering commenced on February 5, 2020 and did not terminate until the sale of all the shares offered.

Our use of the net offering proceeds through the date of the filing of this Annual Report on Form 10-K, is consistent with the use of proceeds described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on February 7, 2020, and there has been no material change in our planned use of the balance of the net proceeds from our IPO described in such prospectus.

Purchases of equity securities by the issuer or affiliated purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the year ended December 31, 2020.

Item 6. Selected Financial Data.

Not applicable.

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

Overview

We are a biotechnology company committed to establishing the leading, fully integrated platform for precision genetic medicines. Our vision is to provide life-long cures to patients suffering from serious diseases. To achieve this vision, we have assembled a platform that includes a suite of gene editing and delivery technologies and are in the process of developing internal manufacturing capabilities. Our suite of gene editing technologies is anchored by our proprietary base editing technology, which potentially enables an entirely new class of precision genetic medicines that target a single base in the genome without making a double-stranded break in the DNA. This approach uses a chemical reaction designed to create precise, predictable and efficient genetic outcomes at the targeted sequence. Our novel base editors have two principal components: (i) a CRISPR protein, bound to a guide RNA, that leverages the established DNA-targeting ability of CRISPR, but modified to not cause a double-stranded break, and (ii) a base editing enzyme, such as a deaminase, which carries out the desired chemical modification of the target DNA base. We believe this design contributes to a more precise and efficient edit compared to traditional gene editing methods, which operate by creating targeted double-stranded breaks in the DNA; these breaks can result in unwanted DNA modifications. We believe that the precision of our editors will dramatically increase the impact of gene editing for a broad range of therapeutic applications.

To unlock the full potential of our base editing technology across a wide range of therapeutic applications, we are pursuing a broad suite of clinically validated and novel delivery modalities. For a given tissue type, we use the delivery modality with the most compelling biodistribution. Our current programs are organized by delivery modality into three distinct pipelines: electroporation for efficient delivery to blood cells and immune cells ex vivo; lipid nanoparticles, or LNPs, for non-viral in vivo delivery to the liver and potentially other organs in the future; and adeno-associated viral vectors, or AAV, for in vivo viral delivery to the eye and central nervous system, or CNS.

The elegance of the base editing approach combined with a tissue specific delivery modality, provides the basis for a targeted efficient, precise, and highly versatile gene editing system, capable of gene correction, gene silencing/gene activation, and or multiplex editing of several genes simultaneously. We are currently advancing a broad, diversified portfolio of base editing programs against distinct editing targets, utilizing the full range of our development capabilities. We believe the flexibility and versatility of our base editors may lead to broad therapeutic applicability and transformational potential for the field of precision genetic medicines.

Recent Developments

In February 2021, we entered into an Agreement and Plan of Merger to acquire Guide Therapeutics, or Guide. Pursuant to the merger agreement, we paid Guide’s former stockholders and optionholders upfront consideration in an aggregate amount of $120.0 million, excluding customary purchase price adjustments, in shares of our common stock, based upon the volume-weighted average price of the common stock over the ten trading day period ending on February 19, 2021. In addition, Guide’s former stockholders and optionholders will be eligible to receive up to an additional $100.0 million in technology and $220.0 million in product success milestone payments, payable in our common stock.

Manufacturing

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

While the COVID-19 pandemic did not significantly impact our business or results of operations during the year ended December 31, 2020, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

Financial operations overview

General

We were incorporated on January 25, 2017 and commenced operations shortly thereafter. Since our inception, we have devoted substantially all of our resources to building our base editing platform and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our redeemable convertible preferred stock and proceeds from our IPO and follow on offerings.

We are a development stage company, and all of our programs are at a preclinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the years ended December 31, 2020 and 2019 were $194.6 million and $78.3 million, respectively. As of December 31, 2020, we had an accumulated deficit of $397.6 million. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we continue our preclinical development of product candidates; advance these product candidates toward clinical development; build and operate our GMP facility in North Carolina, further develop our base editing platform; continue to make investments in delivery technology for our base editors, including in connection with our recent acquisition of Guide Therapeutics; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical and commercial personnel. In addition, we expect to continue to incur additional costs associated with operating as a public company and implementing controls over financing reporting.

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

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

•	Expenses incurred in connection with investments in delivery technology for our base editors, including as a result of our acquisition of Guide Therapeutics;
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

•	expenses incurred in connection with the building of our base editing platform;
•	the cost of manufacturing for use in our preclinical studies and future clinical trials;
•	laboratory supplies and research materials; and
•	facilities, depreciation and other expenses which include direct and allocated expenses.

We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the benefits are consumed.

In the early phases of development, our research and development costs are often devoted to product platform and proof-of-concept studies that are not necessarily allocable to a specific target.

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

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities. We also expect to continue to incur increased costs associated with being a public company and implementing controls over financial reporting, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Other income and expenses

Other income and expenses consist of the following items:

•

Change in fair value of derivative liabilities consists primarily of remeasurement gains or losses associated with changes in success payment liabilities associated with our license agreement with Harvard, dated as of June 27, 2017, as amended, or the Harvard License Agreement, and the license agreement between Blink and Broad Institute, as amended, dated as of May 9, 2018, or the Broad License Agreement.

•	Interest and other income (expense), net consists primarily of interest income as well as interest expense related to our equipment financings.

Results of operations

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our results of operations (in thousands):

	Years Ended December 31,
	2020	2019	Change
License revenue	$24	$18	$6
Operating expenses:
Research and development	103,179	54,619	48,560
General and administrative	29,605	20,553	9,052
Total operating expenses	132,784	75,172	57,612
Loss from operations	(132,760)	(75,154)	(57,606)
Other income (expense):
Change in fair value of derivative liabilities	(63,400)	(5,400)	(58,000)
Interest and other income (expense), net	1,568	2,228	(660)
Total other income (expense)	(61,832)	(3,172)	(58,660)
Net loss	$(194,592)	$(78,326)	$(116,266)

License revenue

License revenue was approximately $24,000 for the year ended December 31, 2020 compared to approximately $18,000 for the year ended December 31, 2019. License revenue represents Verve license revenue recorded under the Collaboration and License Agreement executed in April 2019.

Research and development expenses

Research and development expenses were $103.2 million and $54.6 million for the years ended December 31, 2020 and 2019, respectively. The increase of $48.6 million was primarily due to the following:

•	An increase of $20.8 million in outsourced services and lab supplies, driven primarily by external research services such as CMOs, IND enabling studies and sponsored research agreements.
•

An increase of $5.9 million in milestone and license expenses, primarily related to our agreement with Prime Medicine. During the year ended December 31, 2020, we recognized $5.5 million of expense, representing the fair value of our common stock issued to Prime Medicine in October 2020.

•

Increases of $8.6 million in personnel-related costs and $5.6 million in facility-related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 97 at December 31, 2019 to 149 at December 31, 2020, and their related activities, as well as the expense allocated to research and development related to our leased facilities.

•

An increase of $7.0 million in stock compensation from additional stock option and restricted stock awards granted due to the increase in the number of research and development employees, as well as an increase in the value of our common stock.

Research and development expenses will continue to increase as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $29.6 million and $20.6 million for the years ended December 31, 2020 and 2019, respectively. The increase of $9.1 million was primarily due to the following:

•	An increase of $2.9 million in insurance costs due to increased directors and officers insurance costs as a result of our being a public company.
•

Increases of $2.7 million in personnel related costs and $1.1 million in other (primarily information technology related) costs due to an increase in general and administrative employees from 21 employees as of December 31, 2019 to 32 employees as of December 31, 2020.

•	An increase of $1.5 million in intellectual property costs, offset by a $0.6 million decrease in corporate legal expenses.
•

An increase of $1.4 million in stock-based compensation from additional stock options granted due to an increase in the number of general and administrative employees, as well as an increase in the value of our common stock.

Change in fair value of derivative liabilities

During the year ended December 31, 2020, we recorded a $63.4 million change in fair value expense related to the success payment liabilities as compared to a $5.4 million expense for the year ended December 31, 2019, due to a significant increase in the value of our common stock. The success payment obligations are still outstanding as of December 31, 2020 and will continue to be revalued at each reporting period.

Interest and other income (expense), net

Interest and other income (expense), net was $1.6 million for the year ended December 31, 2020 as compared to $2.2 million for the year ended December 31, 2019. The decrease of $0.7 million was primarily due to a decrease in interest income of $1.1 million as a result of decreases in interest rates related to our investment portfolio and an increase in interest expense of $0.4 million due to the occurrence of additional drawdowns on our equipment line in 2020, partially offset by an increase in the fair value of our investment in certain corporate equity securities of $0.5 million, which are accounted for as investments in equity securities.

Liquidity and capital resources

Since our inception in January 2017, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In February 2020, we completed our IPO in which we issued and sold 12,176,471 shares of our common stock, including 1,588,235 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $17.00 per share. We received net proceeds from our IPO of $188.3 million, after deducting underwriting discounts and offering expenses payable by us. In October 2020, we issued and sold 5,750,000 shares of our common stock, including 750,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $23.50 per share, for aggregate gross proceeds of $135.1 million. We received approximately $126.6 million in net proceeds after deducting applicable underwriting discounts and offering expenses payable by us. To date, we have funded our operations primarily through equity offerings. As of December 31, 2020, we had $299.7 million in cash, cash equivalents, and marketable securities.

In January 2021, we issued and sold 2,795,700 shares of our common stock in a private placement at an offering price of $93.00 per share for aggregate gross proceeds of $260.0 million. We received $252.1 million in net proceeds after deducting estimated offering expenses payable by us.

We are required to make success payments to Harvard and Broad Institute based on increases in the per share fair market value of our Series A-1 Preferred Stock and Series A-2 Preferred Stock or, subsequent to our IPO, our common stock. The first success payment measurement will occur during May of 2021, and any amounts due may be settled in cash or shares of our common stock, at our discretion. We have assessed the liability and several key variables thereto, including probability of event occurrence, timing of event occurrence, as well as the price per share at the time of success payment and have determined that a significant portion of the liability may be coming due within the next twelve months, which could affect our cash resources if not settled in shares of our common stock.

To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. We anticipate the need for additional capital in order to continue to fund our research and development, including our plans for preclinical and clinical trials, building, maintaining, and operating a commercial-scale cGMP manufacturing facility, and new product development, as well as to fund general operations. As and if necessary, we will seek to raise these additional funds through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. Especially in light of the COVID-19 pandemic, we can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. For a more detailed discussion of risks related to COVID-19, please see Part II, Item 1A, Risk Factors—Risks related to our relationships with third parties, in this Annual Report on Form 10-K.

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(95,741)	$(72,003)
Net cash used in investing activities	(100,123)	(66,659)
Net cash provided by financing activities	322,322	41,279
Net increase (decrease) in in cash, cash equivalents and restricted cash	$126,458	$(97,383)

Operating activities

Net cash used in operating activities for the year ended December 31, 2020 was $95.7 million, consisting primarily of our net loss of $194.6 million and an increase in prepaid expenses and other current assets of $5.7 million, offset by cash provided by increases in accrued expenses of $7.0 million, operating lease liabilities of $3.2 million and long-term liabilities of $1.0 million. Net cash used in operating activities was also offset by non-cash charges consisting primarily of a change in the fair value of derivative liabilities of $63.4 million, stock-based compensation expense of $15.4 million, non-cash license expenses of $5.7 million, depreciation of $4.7 million, and non-cash lease expense of $4.7 million, offset by a $0.5 million non-cash change in the fair value of equity investments.

Net cash used in operating activities for the year ended December 31, 2019 was $72.0 million, consisting primarily of our net loss of $78.3 million, a decrease in financing milestone liabilities of $13.8 million resulting from payment of these liabilities, a decrease in operating lease liabilities of $2.5 million, and an increase in prepaids and other assets of $1.9 million offset by cash provided by increases in accounts payable and accrued expenses of $7.7 million and non-cash charges consisting primarily of stock based compensation expense of $7.0 million, change in fair value of derivative liabilities of $5.4 million, depreciation of $3.5 million, and non-cash lease expense of $1.9 million, offset by amortization of investment premiums of $0.9 million.

 Investing activities

For the year ended December 31, 2020, cash used in investing activities was primarily the net result of purchases of marketable securities partially offset by maturities of marketable securities of $83.0 million, in addition to purchases of property and equipment of $16.4 million.

For the year ended December 31, 2019, cash used in investing activities was primarily the net result of purchases of marketable securities partially offset by maturities of marketable securities of $53.7 million, in addition to purchases of property and equipment of $12.5 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2020 consisted primarily of proceeds from our IPO and follow on public offering of $319.5 million, net of underwriting discounts, net proceeds of $3.3 million from equipment financing, and proceeds from the exercise of stock options of $3.2 million, offset in part by the payment of equity offering costs of $2.1 million and repayments of equipment financing liabilities of $1.6 million.

Net cash provided by financing activities for the year ended December 31, 2019 consisted primarily of the net proceeds from the issuance of Series B Preferred Stock of $37.9 million, and net proceeds of $5.7 million from equipment financing, offset by the payment of equity issuance costs of $2.5 million.

Funding requirements

Our operating expenses are expected to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

•	continue our current research programs and our preclinical development of product candidates from our current research programs;
•	seek to identify additional research programs and additional product candidates;
•	initiate preclinical testing and clinical trials for any product candidates we identify and develop;
•	maintain, expand, enforce, defend, and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•	establish a sales, marketing, and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;
•	further develop our base editing platform;
•	further develop delivery technology for our base editors, resulting from our acquisition of Guide Therapeutics;
•	continue to hire additional personnel including research and development, clinical and commercial personnel;
•	add operational, financial, and management information systems and personnel, including personnel to support our product development;

•	acquire or in-license products, intellectual property, medicines and technologies; and
•	build, maintain, and operate a commercial-scale cGMP manufacturing facility.

We expect that our cash, cash equivalents at December 31, 2020 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

•	the success of our license agreements and our collaborations;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
•	the payment of success liabilities, should we choose to pay in cash;
•	the extent to which we acquire or in-license products, intellectual property, and technologies; and
•	the costs of obtaining, building, operating and expanding our manufacturing capacity.

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

Contractual obligations

The following is a summary of our significant contractual obligations as of December 31, 2020:

Contractual obligation	Total	Less than 1 year	More than 1 year and less than 3	More than 3 years and less than 5	More than 5 years
(in thousands)	(in thousands)
Operating lease obligations (1)	$169,344	$9,096	$27,774	$29,412	$103,062
Financing obligations	7,872	2,685	4,676	511	—
Total	$177,216	$11,781	$32,450	$29,923	$103,062

(1)

Represents future minimum lease payments under our operating leases for office and lab space in Cambridge, Massachusetts. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

The table above does not include rent payments related to the second phase of our April 2019 lease for office and laboratory space to be built, with the rent payments expected to commence during the first quarter of 2022. The minimum amount of anticipated undiscounted lease payments due under the second phase of this lease is $42.7 million.  In addition, the table above does not include our lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina. The initial estimate of minimum amount of undiscounted lease payments due under this lease is $63.9 million, which is expected to be paid over a lease term of 15 years.

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

Prior to our IPO in February 2020, there was no public market for our common stock. As a result, prior to our IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Following our IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

Fair value measurements – Success payments

We are required to make success payments to Harvard and Broad Institute based on increases in the per share fair market value of our Series A-1 Preferred Stock and Series A-2 Preferred Stock or, subsequent to our IPO, our common stock. Any amounts due may be settled in cash or shares of our common stock, at our discretion. The success payments are accounted for under Accounting Standards Codification 815, Derivatives and Hedging and were initially recorded at fair value with a corresponding charge to research and development expense. The liabilities are marked to market at each balance sheet date with all changes in value recognized in interest and other income (expense), net in the consolidated statement of operations and other comprehensive loss. We will continue to adjust the liability for changes in fair value until the earlier of the achievement or expiration of the success payment obligation. To determine the estimated fair value of the success payments, we used a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the price per share at the time of success payment.

Accrued research and development costs

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time.  Examples of estimated accrued research and development expenses include fees paid to vendors in connection with preclinical development activities and vendors related to development, manufacturing and distribution of product candidate materials.

We base our expenses related to preclinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple vendors that conduct and manage preclinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period and adjust accordingly.

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

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred if any, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate for the same term as the underlying lease. For real estate leases and other operating leases, we use our secured incremental borrowing rate. For finance leases, we use the rate implicit in the lease or our secured incremental borrowing rate if the implicit lease rate cannot be determined.

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

Leasehold improvements are not unique and are retained by the lessor at the end of the lease. However, in the case of a space designed to be suitable for our specific real estate needs and if we are responsible for cost overruns, we are the accounting owner of the leasehold improvements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $299.7 million, which consisted of cash, money market funds, commercial paper, corporate notes, U.S. Treasury securities, and government securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Based on that evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our senior management has concluded that the internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the year ended December 31, 2020, we have not experienced any material impact in our internal controls over financial reporting despite our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impacts on our internal controls over financial reporting including changes to their design and operating effectiveness.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics, or Code, that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code is available on the investor section of our website at investors.beamtx.com. We intend to disclose on our website any amendments to, or waivers from, our Code that are required to be disclosed pursuant to SEC rules.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.1#

Agreement and Plan of Merger, dated February 22, 2021, among Beam Therapeutics Inc., Galileo Merger Sub I, Inc., Galileo Merger Sub II, LLC, Guide Therapeutics, Inc. (“Guide”), Shareholder Representative Services LLC, and the Guide Holders Signatory thereto

						X

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Amended and Restated By-laws of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.2

4.1	Specimen stock certificate evidencing shares of common stock	S-1	333-233985	09/27/2019	4.1

4.2	Amended and Restated Investors’ Rights Agreement, among Beam Therapeutics Inc. and the investors party thereto, dated November 8, 2018	S-1	333-233985	09/27/2019	4.2

4.3	Description of Registered Securities	10-K	001-39208	3/30/2020	4.3

10.1	Lease, between UP 26 Landsdowne, LLC and Beam Therapeutics Inc., dated February 21, 2018	S-1	333-233985	09/27/2019	10.1

10.2	Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated April 24, 2019	S-1	333-233985	09/27/2019	10.2

10.3	License Agreement, between MIL 21E, LLC and Beam Therapeutics Inc., dated June 25, 2019	S-1	333-233985	09/27/2019	10.3

10.4#	License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated June 27, 2017	S-1	333-233985	09/27/2019	10.4

10.5#	Amendment No. 1 to License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated December 12, 2017					X

10.6#	Amendment No. 2 to License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated March 27, 2020					X

10.7#	License Agreement, between The Broad Institute, Inc. and Blink Therapeutics Inc., dated May 9, 2018	S-1	333-233985	09/27/2019	10.5

10.8#	First Amendment to License Agreement, between The Broad Institute, Inc. and Blink Therapeutics Inc., dated September 4, 2018					X

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.9#	License Agreement, between Editas Medicine, Inc. and Beam Therapeutics Inc., dated May 9, 2018	S-1	333-233985	09/27/2019	10.6

10.10#	Letter Agreement, between Beam Therapeutics Inc., The Broad Institute, Inc., the President and Fellows of Harvard College, and Editas Medicine, Inc., dated September 26, 2018					X

10.11	Letter Agreement, between the President and Fellows of Harvard College, The Broad Institute, Inc., and Beam Therapeutics Inc., dated January 7, 2021.					X

10.12#	License Agreement, between Bio Palette Co., Ltd. and Beam Therapeutics Inc., dated March 27, 2019	S-1	333-233985	09/27/2019	10.7

10.13+	Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1/A	333-233985	01/27/2020	10.8

10.14+	Form of Restricted Stock Agreement under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.9

10.15+	Form of Incentive Stock Option Grant Notice under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.10

10.16+	Form of Non-Qualified Stock Option Grant Notice under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.11

10.17+	Form of Indemnification Agreement between Beam Therapeutics Inc. and its directors and officers	S-1	333-233985	09/27/2019	10.12

10.18+	Letter Agreement between Beam Therapeutics Inc. and John Evans, dated January 24, 2020	S-1/A	333-233985	01/27/2020	10.13

10.19+	Amended and Restated Employment Agreement between Beam Therapeutics Inc. and Giuseppe Ciaramella, dated January 24, 2020	S-1/A	333-233985	01/27/2020	10.14

10.20+	Letter Agreement between Beam Therapeutics Inc. and Terry-Ann Burrell, dated January 24, 2020	S-1/A	333-233985	01/27/2020	10.15

10.21+	Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.16

10.22+	Form of Incentive Stock Option Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.17

10.23+	Form of Non-Statutory Stock Option Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.18

10.24+	Form of Non-Statutory Stock Option Agreement (Non-Employee Directors) under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.19

10.25+	Form of Restricted Stock Unit Award Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan					X

10.26+	Form of Restricted Stock Award Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan					X

10.27+	Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-233985	01/27/2020	10.20

10.28+	Beam Therapeutics Inc. 2019 Cash Incentive Plan	S-1/A	333-233985	01/27/2020	10.21

10.29+	Beam Therapeutics Inc. Non-Employee Director Compensation Policy, as amended					X

10.30	Lease Agreement between Beam Therapeutics Inc. and ARE-NC Region No. 14, LLC	10-Q	001-39208	08/12/2020	10.1

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
21.1	List of Subsidiaries of Beam Therapeutics Inc.					X

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

#	Portions of this exhibit have been omitted because the Registrant has determined they are not material and are they type that the Registrant treats as private or confidential.
+	Indicates management contract or compensatory plan.
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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAM THERAPEUTICS INC.

Date: March 15, 2021	By:	/s/ John Evans
John Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Evans	Chief Executive Officer and Director	March 15, 2021
John Evans	(Principal Executive Officer)

/s/ Terry-Ann Burrell	Chief Financial Officer and Treasurer	March 15, 2021
Terry-Ann Burrell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kristina Burow	Director	March 15, 2021
Kristina Burow

/s/ Graham Cooper	Director	March 15, 2021
Graham Cooper

/s/ Mark Fishman	Director	March 15, 2021
Mark Fishman, M.D.

/s/ Stephen Knight	Director	March 15, 2021
Stephen Knight, M.D.

/s/ Carole Ho	Director	March 15, 2021
Carole Ho, M.D.

/s/ Robert Nelsen	Director	March 15, 2021
Robert Nelsen

/s/ Kathleen Walsh	Director	March 15, 2021
Kathleen Walsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Beam Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beam Therapeutics Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and other comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 15, 2021

We have served as the Company’s auditor since 2017.

Beam Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$162,171	$37,221
Marketable securities	137,500	54,627
Prepaid expenses and other current assets	8,650	2,696
Total current assets	308,321	94,544
Property and equipment, net	38,513	24,290
Restricted cash	14,840	13,332
Operating lease right-of-use assets	86,859	18,957
Other assets	3,144	4,976
Total assets	$451,677	$156,099
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,314	$7,846
Accrued expenses and other current liabilities	18,487	7,852
Derivative liabilities	71,200	7,800
Current portion of lease liability	4,218	4,337
Current portion of equipment financing liability	2,118	1,303
Total current liabilities	102,337	29,138
Long-term lease liability	96,014	21,187
Long-term equipment financing liability	5,294	4,411
Other liabilities	2,471	418
Total liabilities	206,116	55,154
Commitments and contingencies (See Note 7, Leases, Note 8, License agreements and Note 9, Collaboration and license agreements)
Redeemable convertible preferred stock (See Note 10, Redeemable convertible preferred stock)	—	302,049
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 25,000,000 and no shares authorized, and no shares issued or outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.01 par value; 250,000,000 and 205,000,000 shares authorized, 58,446,016 and 9,981,991 issued, and 57,254,178 and 7,326,185 outstanding at December 31, 2020 and 2019, respectively	573	73
Additional paid-in capital	642,633	1,851
Accumulated other comprehensive (loss) income	(9)	16
Accumulated deficit	(397,636)	(203,044)
Total stockholders’ equity (deficit)	245,561	(201,104)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$451,677	$156,099

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
License revenue	$24	$18
Operating expenses:
Research and development	103,179	54,619
General and administrative	29,605	20,553
Total operating expenses	132,784	75,172
Loss from operations	(132,760)	(75,154)
Other income (expense):
Change in fair value of derivative liabilities	(63,400)	(5,400)
Interest and other income (expense), net	1,568	2,228
Total other income (expense)	(61,832)	(3,172)
Net loss	$(194,592)	$(78,326)
Unrealized (loss) gain on marketable securities	(25)	16
Comprehensive loss	$(194,617)	$(78,310)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	(194,592)	(78,326)
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	(1,277)	(12,714)
Net loss attributable to common stockholders	$(195,869)	$(91,040)
Net loss per common share attributable to common stockholders, basic and diluted	$(4.19)	$(14.05)
Weighted-average common shares used in net loss per share attributable to common stockholders, basic and diluted	46,733,221	6,479,591

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2018	119,308,387	$251,434	5,565,368	$56	$7,256	$—	$(124,718)	$(117,406)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $95	11,308,397	37,901	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	12,714	—	—	(12,714)	—	—	(12,714)
Vesting of restricted common stock	—	—	1,559,126	15	(15)	—	—	—
Exercise of common stock options	—	—	184,966	2	183	—	—	185
Issuance of common stock related to license agreement	—	—	16,725	—	113	—	—	113
Stock-based compensation	—	—	—	—	7,028	—	—	7,028
Other comprehensive income	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(78,326)	(78,326)
Balance at December 31, 2019	130,616,784	$302,049	7,326,185	$73	$1,851	$16	$(203,044)	$(201,104)
Accretion of redeemable convertible preferred stock to redemption value	—	1,277	—	—	(1,277)	—	—	(1,277)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(130,616,784)	(303,326)	29,127,523	291	303,035	—	—	303,326
Issuance of common stock from initial public offering, net of issuance costs of $18.7 million	—	—	12,176,471	122	188,201	—	—	188,323
Issuance of common stock from October 2020 public offering, net of issuance costs of $8.5 million	—	—	5,750,000	58	126,566	—	—	126,624
Issuance of common stock related to license agreements	—	—	375,307	4	5,747	—	—	5,751
Vesting of restricted common stock	—	—	1,638,968	16	(16)	—	—	—
Stock-based compensation	—	—	—	—	15,380	—	—	15,380
Exercise of common stock options	—	—	859,724	9	3,146	—	—	3,155
Other comprehensive loss	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(194,592)	(194,592)
Balance at December 31, 2020	—	$—	57,254,178	$573	$642,633	$(9)	$(397,636)	$245,561

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019
Operating activities
Net loss	$(194,592)	$(78,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,735	3,503
Amortization of investment discount (premiums)	118	(920)
Stock-based compensation expense	15,380	7,028
Change in operating lease right-of-use assets	4,737	1,904
Non-cash research and development license expense	5,651	113
Change in fair value of derivative liabilities	63,400	5,400
Other	(517)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,726)	(1,258)
Other long-term assets	(154)	(634)
Accounts payable	60	4,092
Accrued expenses and other liabilities	7,035	3,571
Operating lease liabilities	3,151	(2,535)
Financing milestone liabilities	—	(13,750)
Other long-term liabilities	981	(191)
Net cash used in operating activities	(95,741)	(72,003)
Investing activities
Purchases of property and equipment	(16,357)	(12,518)
Purchases of marketable securities	(281,612)	(129,760)
Maturities of marketable securities	198,596	76,069
Purchase of long-term investment	(750)	(450)
Net cash used in investing activities	(100,123)	(66,659)
Financing activities
Proceeds from issuance of Series B Preferred Stock, net	—	37,901
Proceeds from initial public offering, net of underwriting discount	192,510	—
Proceeds from October 2020 public offering, net of underwriting discount	127,018	—
Payment of initial and follow-on public offering costs	(2,059)	(2,521)
Proceeds from equipment financings	3,267	6,178
Repayment of equipment financings	(1,569)	(464)
Proceeds from exercise of stock options	3,155	185
Net cash provided by financing activities	322,322	41,279
Net increase (decrease) in in cash, cash equivalents and restricted cash	126,458	(97,383)
Cash, cash equivalents and restricted cash—beginning of period	50,553	147,936
Cash, cash equivalents and restricted cash—end of period	$177,011	$50,553

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated statements of cash flows (continued)

(in thousands)

	Years Ended December 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$561	$187
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$303,326	$—
Property and equipment additions in accounts payable and accrued expenses	$5,067	$2,465
Receipt of common stock in exchange for technology license	$100	$460
Operating lease liabilities arising from obtaining right-of-use assets	$74,723	$6,221
Issuance of common stock for research and development licenses	$5,751	$113
Equity issuance costs in accounts payable and accrued expenses	$—	$593
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	$1,277	$12,714

The accompanying notes are an integral part of these consolidated financial statements

Beam Therapeutics Inc.

Notes to consolidated financial statements

1. Nature of the business and basis of presentation

Organization

Beam Therapeutics Inc. (the “Company” or “Beam”) is a biotechnology company committed to establishing the leading, fully integrated platform for precision genetic medicines. Beam’s vision is to provide life-long cures to patients suffering from genetic diseases. The Company was incorporated on January 25, 2017 (Inception) as a Delaware corporation and began operations in July 2017. Its principal offices are in Cambridge, Massachusetts.

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

In February 2020, the Company completed its IPO in which the Company issued and sold 12,176,471 shares of its common stock, including 1,588,235 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $207.0 million. The Company received approximately $188.3 million in net proceeds after deducting underwriting discounts and offering expenses payable by the Company. In connection with the IPO, all outstanding shares of Company’s redeemable convertible preferred stock converted into 29,127,523 shares of its common stock.

In October 2020, the Company issued and sold 5,750,000 shares of its common stock, including 750,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $23.50 per share, for aggregate gross proceeds of $135.1 million. The Company received approximately $126.6 million in net proceeds after deducting underwriting discounts and offering expenses payable by the Company.

On January 16, 2021, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell and issue to the Purchasers, in a private placement, shares of common stock of the Company.

The closing of the private placement occurred on January 21, 2021. The Company issued and sold 2,795,700 shares of its common stock at a purchase price of $93.00 per share for aggregate gross proceeds of $260.0 million, before deducting fees to the placement agents and other estimated offering expenses payable by the Company (See Note 11, Preferred stock and common stock). The Company received approximately $252.1 million in net proceeds after deducting estimated offering expenses payable by the Company.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $397.6 million as December 31, 2020. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2020 of $299.7 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

COVID-19-related significant risks and uncertainties

With the ongoing concern related to the COVID-19 pandemic during 2020, the Company has maintained and expanded its business continuity plans to address and mitigate the impact of the COVID-19 pandemic on its business. In March 2020, to protect the health of its employees, and their families and communities, the Company restricted access to its offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that could be present at its facilities at any one time, and requested that most of its employees work remotely. In May 2020, as certain states eased restrictions, the Company established new protocols to better allow its full laboratory staff access to the Company’s facilities. These protocols included several shifts working over a seven-day-week protocol. The Company expects to continue incurring additional costs to ensure it adheres to the guidelines instituted by the Centers for Disease Control and Prevention, or CDC, and to provide a safe working environment to its onsite employees.

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

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the twelve months ended December 31, 2020, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Beam Therapeutics Inc. and its wholly owned subsidiaries, Blink Therapeutics Inc., or Blink, which is a Delaware subsidiary that holds certain intellectual property related to RNA base editing, and Beam Therapeutics Securities Corporation, which is a Massachusetts subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, incremental borrowing rate used in the calculation of lease liabilities, the fair values of common stock, redeemable convertible preferred stock, stock-based compensation, and success payments. Actual results could differ from these estimates.

Cash, and cash equivalents, and restricted cash

Cash and cash equivalents consist of standard checking accounts, money market accounts, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase. Restricted cash represents collateral provided for letters of credit issued as security deposits in connection with the Company’s leases of its corporate and manufacturing facilities.

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$162,171	$37,221
Restricted cash	14,840	13,332
Total cash, cash equivalents, and restricted cash	$177,011	$50,553

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities are maintained by the Company’s investment managers and consist of commercial paper, high-grade corporate notes, U.S. Treasury securities and government securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive (loss) income as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in interest and other income (expense), net.

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

Guarantees and indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. For the twelve months ended December 31, 2020 and 2019, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Equity issuance costs

The Company capitalizes incremental legal, professional, accounting and other third-party fees that were directly associated with its stock offerings as other non-current assets until the offerings are consummated. Upon consummation, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in-capital generated as a result of the offerings. As of December 31, 2020, there were no deferred offering costs. As of December 31, 2019, equity issuance costs of $3.1 million related to the IPO were included in other assets in the accompanying consolidated balance sheets.

Fair value of financial instruments

ASC Topic 820, Fair Value Measurement, or ASC 820, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the assets or liability and are developed based on the best information available in the circumstances. ASC 820 identifies fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tiered value hierarchy that distinguishes between the following:

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

There have been no changes to the valuation methods utilized during the years ended December 31, 2020 and 2019. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2020 and 2019.

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

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in interest and other income (expense), net. Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2020 and 2019.

Freestanding financial instruments and derivatives

Pursuant to a license agreement between the President and Fellows of Harvard College, or Harvard, and the Company, or the Harvard License Agreement, and a license agreement with the Broad Institute of MIT and Harvard, or Broad Institute, and the Company, or the Broad License Agreement, (see Note 8, License Agreements), the Company is required to make success payments to Harvard and Broad Institute based the achievement of specified multiples of the initial weighted average value of the Company’s redeemable convertible Series A-1 Preferred Stock and the Company’s redeemable convertible Series A-2 Preferred Stock, or together the Series A Preferred, at specified valuation dates, payable in cash or Company common stock. Subsequent to the IPO, the amount of the success payments are based on the market value of Beam’s common stock. The success payments are accounted for under ASC 815, Derivatives and Hedging and were initially recorded at fair value with a corresponding charge to research and development expense. The liabilities are marked to market at each balance sheet date with all changes in value recognized in other income (expense) in the consolidated statement of operations and other comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the achievement or expiration of the success payment obligation. To determine the estimated fair value of the success payments, the Company used a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the value of the Series A Preferred, prior to the IPO, and the value of the Company’s common stock, subsequent to the IPO.

Leases and rent expense

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), or ASC 842. Under the standard the Company accounts for leases using a right-of-use, or ROU, model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term.

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

Leasehold improvements are not unique and are retained by the lessor at the end of the lease. However, in the case of a space designed to be suitable for the Company’s specific real estate needs and if the Company is responsible for cost overruns, the Company is the accounting owner of the leasehold improvements.

The Company’s real estate operating leases provide for scheduled annual rent increases throughout the lease terms. The Company recognizes the effects of the scheduled rent increases on a straight-line basis over the full terms of the lease. Tenant improvement allowances, if any, provided by a landlord are recorded as a reduction of the ROU asset related to that lease.

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

Licenses of intellectual property, or IP: If the license to the Company’s IP is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the licenses. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. See Note 9, Collaboration and license agreements, for a discussion of Beam’s license agreement with Verve Therapeutics, Inc, or Verve.

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

Commercial Milestone Payments and Royalties: For arrangements that include sales-based royalties, including milestone payments based on levels of sales, if the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its agreements.

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

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation, manufacturing expenses, preclinical expenses, consulting, and other contracted services. Further, the fair value of the Company’s common stock issued under license agreements, such as those with Bio Palette Co., Ltd., or Bio Palette, and Prime Medicine Inc., or Prime Medicine, are recorded as research and development costs. Additionally, under the terms of the Harvard License Agreement and the Broad License Agreement, the Company is obligated to make future payments should certain development and regulatory milestones be achieved. The Company has included such costs as research and development as the costs incurred related to the license agreements had no alternative future use. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development costs.

Stock-based compensation

The Company’s stock-based compensation program allows for grants of stock options, restricted stock awards and restricted stock units. Grants are awarded to employees and non-employees, including directors.

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, non-employees and directors, to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model, or Black-Scholes, for stock option grants to both employees and non-employees. The fair value of the Company’s common stock is used to determine the fair value of restricted stock awards and restricted stock units.

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

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of a public market for the Company’s common stock prior to the IPO and continued lack of sufficient company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and non-employees, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.

Due to the absence of an active market for the Company’s common stock prior to the IPO, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date. Subsequent to the IPO, the Company has used the market value of its common stock on the measurement date.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred. Due to the uncertainty about the recovery of the expenditure, amounts incurred are classified as general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive loss.

Variable interest entities

The Company reviews each legal entity in which it has a financial interest to determine whether or not the entity is a variable interest entity, or VIE. If the entity is a VIE, the Company assesses whether or not it is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to any contractual agreements and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company determines that it is the primary beneficiary of a VIE, it consolidates the financial statements of the VIE into its consolidated financial statements at the time that determination is made. On a quarterly basis, the Company evaluates whether it continues to be the primary beneficiary of any consolidated VIEs. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, or no longer has a variable interest in the VIE, the Company deconsolidates the VIE in the period that the determination is made.

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

Comprehensive loss

Comprehensive loss is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss as well as other changes in stockholders’ deficit which includes certain changes in equity that are excluded from net loss. The Company’s only element of other comprehensive loss is unrealized gains and losses on marketable securities.

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

For purposes of the dilutive net loss per share calculation, stock options and stock units for which the performance and market vesting conditions have been deemed probable, potential dilutive securities, which include redeemable convertible preferred stock, unvested restricted stock, and common stock options are considered to be common stock equivalents, while stock options and stock units with performance- or market-based vesting conditions that were not deemed probable are not considered to be common stock equivalents.

The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders was the same as basic net loss per share attributable to common stockholders, since dilutive common shares were not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020 and 2019.

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

Recent accounting pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements, or ASC 808, which clarifies certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. ASC 808 will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. A retrospective adoption to the date the Company adopted ASC 606 is required by recognizing a cumulative-effect adjustment to the opening balance or retained earnings of the earliest period presented. The Company does not expect the adoption of ASU 2018-18 to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. This standard will be effective for the Company on January 1, 2021. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the Company’s consolidated financial statements.

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Lab equipment	$17,201	$12,029
Leasehold improvements	12,706	12,653
Furniture and fixtures	1,078	1,040
Computer equipment	547	547
Construction in process	15,880	2,185
Total property and equipment	47,412	28,454
Less accumulated depreciation	(8,899)	(4,164)
Property and equipment, net	$38,513	$24,290

The following table summarizes depreciation expense incurred (in thousands):

	Years Ended December 31,
	2020	2019
Depreciation expense	$4,735	$3,503

4. fair Value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities, and success payment derivative liabilities pursuant to the Harvard License Agreement and the Broad License Agreement.

The Company also holds investments in privately issued corporate equity securities, which are accounted for as investments in equity securities. These investments do not have readily determinable fair values and the Company values such investments based on the cost of the equity securities adjusted for observable market transactions or impairments, if any. As of December 31, 2020, the Company held $2.6 million of investments in privately issued corporate equity securities. During the year ended December 31, 2020, as a result of an observable market transaction (Level 2), the Company adjusted the value of its investment and recorded an unrealized gain of $0.5 million in interest and other income (expense), net in the Company’s consolidated statements of operations and other comprehensive loss.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2020 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$88,259	$88,259	$88,259	$—	$—
Commercial paper	60,494	60,497	—	60,497	—
Corporate notes	12,314	12,308	—	12,308	—
Marketable securities:
Commercial paper	113,622	113,622	—	113,622	—
Corporate notes	7,836	7,836	—	7,836	—
U.S. Treasury securities	11,009	11,009	—	11,009	—
Government securities	5,033	5,033	—	5,033	—
Total Assets	$298,567	$298,564	$88,259	$210,305	$—

Liabilities
Success payment liability – Harvard	35,500	35,500	—	—	35,500
Success payment liability – Broad Institute	35,700	35,700	—	—	35,700
Total liabilities	$71,200	$71,200	$—	$—	$71,200

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

Success Payment Liability – As discussed further in Note 8, License agreements, the Company is required to make payments to Harvard and Broad Institute based upon the achievement of specified multiples of the initial weighted average value of the Company’s Series A Preferred or, subsequent to the IPO, the market value of Beam’s common stock, at specified valuation dates. The Company’s liability for the share-based success payments under the Harvard and Broad License Agreements are carried at fair value. To determine the estimated fair value of the success payment liability, the Company uses a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables.

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Fair value of Series A Preferred (per share) (1)	$—	$3.60	$—	$3.60
Fair value of common stock (per share)	81.64	—	81.64	—
Expected volatility	74%	72%	74%	72%
Expected term (years)	0.35-8.49	0.10-8.01	0.35-9.36	0.10-8.01

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

At December 31, 2019, the fair value of the Series A Preferred was determined by management with the assistance of an independent third-party specialist. At December 31, 2020, the fair value of the common stock was the market value of the Company’s common stock. The computation of expected volatility was estimated using available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. In addition, the Company incorporated the estimated number, timing, and probability of valuation measurement dates in the calculation of the success payment liability.

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Harvard	Broad
Balance at December 31, 2018	$1,200	$1,200
Change in fair value	2,700	2,700
Balance at December 31, 2019	$3,900	$3,900
Change in fair value	31,600	31,800
Balance at December 31, 2020	$35,500	$35,700

5. Marketable securities

The following table summarizes the Company’s marketable securities held at December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$113,628	$11	$(17)	$113,622
Corporate notes	7,839	2	(5)	7,836
U.S. Treasury securities	11,009	—	—	11,009
Government securities	5,033	—	—	5,033
Total	$137,509	$13	$(22)	$137,500

The following table summarizes the Company’s marketable securities held at December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$36,875	$14	$—	$36,889
Corporate notes	17,736	2	—	17,738
Total	$54,611	$16	$—	$54,627

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2020, the balance in accumulated other comprehensive (loss) income was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the years ended December 31, 2020 and 2019 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company held 21 debt securities in an unrealized loss position at December 31, 2020. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months at December 31, 2020 was $82.8 million, and there were no securities held by the Company in an unrealized loss position for more than 12 months. The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities, and as of December 31, 2020 the Company did not intend to sell, and was more than likely not required to sell, the debt securities in a loss position before recovery of their amortized cost bases. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment at December 31, 2020. The contractual maturity dates of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Employee compensation and related benefits	7,591	3,531
Process development and manufacturing costs	2,272	593
Other research costs	2,423	955
Professional fees	1,948	1,541
Other	4,253	1,232
Total	$18,487	$7,852

7. Leases

Operating leases

The Company’s operating leases are as follows:

•

A February 2018 lease for 38,203 square feet of office and laboratory space, which commenced in March 2018 and terminates in September 2028. The lease is subject to fixed-rate rent escalations and provided for $6.1 million in tenant improvements and a term extension option, which was not reasonably certain of exercise.

•

An October 2018 lease for laboratory space, which commenced in April 2019 and was amended in March 2020 and April 2020. The amended lease commenced in April 2020 and terminates in December 2025. The amended lease is subject to fixed-rate rent escalations and provides an option to extend the lease for two additional two-year periods through December 31, 2029, which were not reasonably certain of exercise. Upon commencement of the March 2020 amendment, the Company recorded an operating lease ROU asset and a lease liability of $4.2 million. Upon commencement of the April 2020 amendment, the Company recorded an operating lease ROU asset and a lease liability of $1.8 million.

•	Leases in June and July 2019 for office and laboratory space, both of which commenced in October 2019 and terminate in December 2021. The leases are subject to fixed-rate rent escalations.
•

An April 2019 lease for office and laboratory space to be built, with the rent payments for the first phase expected to commence at the earliest in late 2021 and the rent payments for the second phase expected to commence at the earliest in the first half of 2022. The lease will terminate 12 years from the second phase rent commencement date. The lease is subject to fixed-rate rent escalations and provides for $23.4 million in tenant improvements and the option to extend the lease for two terms of five years each, which were not reasonably certain of exercise. The Company determined that it is the accounting owner of all tenant improvements. Upon executing the lease, the Company made a security deposit of $11.8 million in the form of a letter of credit, which is included in restricted cash as of December 31, 2020. Upon commencement of the first phase of this the lease in October 2020, the Company recorded an operating lease ROU asset of $66.8 million and a lease liability of $68.8 million. As the commencement of the second phase of this lease is expected to occur during the first quarter of 2021, the Company has not recorded an operating lease ROU asset or lease liability for this phase at December 31, 2020.  Undiscounted lease payments under the second phase are anticipated to be $42.7 million, which are not included in the tabular disclosure of minimum lease payments below.

The Company identified and assessed the following estimates in recognizing the operating lease right-of-use asset and corresponding liability:

•

Expected lease term: The expected lease term includes noncancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if Beam is reasonably certain not to exercise that option.

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

The following table summarizes operating lease costs as well as sublease income (in thousands):

	December 31,
	2020	2019
Operating lease costs	$8,415	$4,078
Variable lease costs	929	811
Short-term lease costs	—	116
Sublease income	—	(51)
Total	$9,344	$4,954

The following table summarizes the lease term and discount rate for operating leases:

	December 31,
	2020	2019
Weighted-average remaining lease term (years)	11.5 years	7.4 years
Weighted-average discount rate	7.4%	9.8%

The following table summarizes the lease costs included in the measurement of lease liabilities (in thousands):

	Years Ended December 31,
	2020	2019
Operating cash flows used for operating leases	$6,911	$4,950
Operating lease liabilities arising from obtaining ROU assets	74,723	6,221

At December 31, 2020, the future minimum lease payments for the Company’s facility operating leases for each of the next five years and total thereafter were as follows (in thousands):

2021	$9,096
2022	13,686
2023	14,088
2024	14,519
2025	14,893
Thereafter	103,062
Total undiscounted lease payments	169,344
Less: imputed interest	(69,112)
Total operating lease liabilities	$100,232

In August 2020, the Company entered into a lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The lease has a term of fifteen years following the commencement date and provides the Company the option to extend the lease term for two five-year terms. It is subject to fixed rate escalation increases and also provides up to $20.0 million for reimbursement of tenant improvements. As the lease had not commenced as of December 31, 2020, the Company has not recorded an operating lease ROU asset or lease liability for this lease in the accompanying consolidated balance sheets. The lease payments are subject to adjustment following the determination of the total project costs of the landlord. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $63.9 million. The Company expects to invest up to $83.0 million over a five-year period and anticipates that the facility will be operational by the first quarter of 2023. Further, the tabular disclosure of minimum lease payments above does not include payments due under this lease.

Financing obligations

In July 2019, the Company sold certain equipment to a leasing company for a total of $3.8 million, and, concurrently, entered into a lease agreement with the leasing company to lease back the equipment for an annual rent of $1.0 million over a term of four years.

In October 2019, the Company sold additional equipment to the leasing company for a total of $2.4 million and, concurrently, entered into a lease agreement with the leasing company to lease back the equipment for an annual rent of $0.7 million over a term of four years.

In February 2020, the Company sold additional equipment to the leasing company for a total of $1.6 million and, concurrently, entered into a lease agreement with the leasing company to lease back the equipment for an annual rent of $0.5 million over a term of four years.

In December 2020, the Company sold additional equipment to the leasing company for a total of $1.6 million and, concurrently, entered into a lease agreement with the leasing company to lease back the equipment for an annual rent of $0.5 million over a term of four years.

The equipment leases are being accounted for as financings as the lease terms are for substantially all the remaining economic life of the underlying equipment. The Company concluded that control, including the significant risks and rewards of ownership, did not effectively transfer to the buyer-lessor at the inception of the sale and leaseback transactions. As a result, the transactions are accounted for as failed sale and leasebacks and result in the recognition of financing liabilities.

The future minimum payments related to the equipment financing obligations for each of the next five years were as follows (in thousands):

Years ending December 31,	Amount
2021	$2,685
2022	2,663
2023	2,013
2024	511
2025	—
Total	7,872
Less: amounts representing interest at 8.76%	(1,135)
Plus: residual values	675
Financing obligations	$7,412

The following table summarizes the breakdown of the principal and interest portions of the equipment financing payments (in thousands):

	Years Ended December 31,
	2020	2019
Paydown of principal	$1,569	$464
Payment of interest	561	187

8. License agreements

Harvard license agreement

In June 2017, the Company entered into the Harvard License Agreement for certain base editing technology pursuant to which the Company received an exclusive, worldwide, sublicensable, royalty-bearing license under specified patent rights to develop and commercialize licensed products and a nonexclusive, worldwide, sublicensable, royalty-bearing license under certain patent rights to research and develop licensed products. The Company agreed to use commercially reasonable efforts to develop licensed products in accordance with the development plan, to introduce any licensed products that gain regulatory approval into the commercial market, to market licensed products that have gained regulatory approval following such introduction into the market, and to make licensed products that have gained regulatory approval reasonably available to the public. The license term extends until the later of the expiration of (i) the last to expire licensed patent covering a licensed product, (ii) the period of exclusivity associated with a licensed product or (iii) a certain period after the first commercial sale of a licensed product, unless terminated earlier by either party under certain provisions.

As partial consideration for the rights granted under the Harvard License Agreement, the Company issued to Harvard 101,363 shares of the Company’s common stock. Additional consideration under the Harvard License Agreement included an Anti-Dilution Issuance Right, which was settled during the year ended December 31, 2018, Financing Milestone Payments related to Series A Preferred and Series B Preferred financings, which were paid and settled in the year ended December 31, 2019, and Success Payments, which are further described below. The Anti-Dilution Issuance Right and Financing Milestone Payments related to Series A Preferred and Series B Preferred financings were both expensed in the year 2018 and prior.

Success Payments – Under the Harvard License Agreement, Harvard is entitled to receive success payments, in cash or shares of Company stock, determined based upon the achievement of specified multiples of the initial weighted average value of the Company’s Series A Preferred at specified valuation dates. The success payments range from $5.0 million to a maximum of $105.0 million and have valuation multiples that range from 5 times to 40 times the initial weighted average value of the Series A Preferred. Subsequent to the Company’s February 2020 IPO, the amount of success payments is based on market value of Beam’s common stock.

The Company shall make success payments to Harvard during a period of time, or the Harvard Success Payment Period, which has been determined to be the later of (1) the ninth anniversary of the Harvard License Agreement or (2) the earlier of (a) the 12th anniversary of the Harvard License Agreement and (b) the third anniversary of the first date on which a licensed product receives regulatory approval in the United States. During the Harvard Success Payment Period, the Company will perform a calculation of any amounts owed to Harvard on each rolling 90-day period, commencing one year after the Company’s IPO. The first success payment measurement will occur during May 2021.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	December 31,
	2020	2019
Harvard success payment liability	$35,500	$3,900

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Years Ended December 31,
	2020	2019
Change in fair value of Harvard success payment liability	$31,600	$2,700

Other Payments – The Company agreed to pay Harvard an annual license maintenance fee ranging from low-to-mid five figures to low six figures, depending on the calendar year. The Company is responsible for the payment of certain patent prosecution and maintenance costs incurred by Harvard related to licensed patents. To the extent achieved, the Company is obligated to pay up to an aggregate of $75.9 million in product development and regulatory approval milestones, or Harvard Product Milestones. If the Company completes a change of control during the term of the Harvard License Agreement, then certain of the milestone payments would be increased. To the extent there are sales of a licensed product, the Company is required to pay low single digit royalties on net sales. The Company is entitled to certain reductions and offsets on these royalties with respect to a licensed product in a given country. If the Company sublicenses its rights to develop or commercialize a licensed product under the Harvard License Agreement to a third party and the Company receives non-royalty sublicense income, then Harvard is entitled to a percentage of such consideration, ranging from the high single digits to low double digits depending on the date in which such sublicense agreement is executed and the stage of development of the Company’s licensed products at such time.

The annual maintenance fees will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Annual patent costs will be expensed as incurred. Upon determination that a Harvard Product Milestone is probable to occur, the amount due will be recorded as research and development expense. The Company will monitor the Harvard Product Milestone payments for this arrangement on an ongoing basis. The achievement of these milestone payments was not considered probable as of the acquisition date, and no expense has been recorded for these milestones in years ended December 31, 2020 and 2019. Lastly, to the extent products are commercialized under the Harvard License Agreement, the Company will accrue royalty expense and sublicense nonroyalty payments, as applicable, for the amount it is obligated to pay, with adjustments as sales are made.

Broad license agreement

In May 2018, the Broad License Agreement was entered into with Broad Institute for certain RNA base editing technology including an RNA editor platform. Under the Broad License Agreement, Broad Institute granted an exclusive and non-exclusive worldwide, sublicensable, royalty-bearing licenses under specified patent rights to develop and commercialize licensed product and a nonexclusive, worldwide, sublicensable, royalty-bearing license under certain patent rights to research and develop licensed products. Under the agreement the Company shall use commercially reasonable efforts to develop licensed products in accordance with the development plan, to introduce any licensed products that gain regulatory approval into the commercial market, to market licensed products that have gained regulatory approval following such introduction into the market, and to make licensed products that have gained regulatory approval reasonably available to the public. The license term extends until the later of the expiration of (i) the last to expire licensed patent covering a licensed product, (ii) the period of regulatory exclusivity associated with a licensed product or (iii) a certain period after the first commercial sale of a licensed product unless terminated earlier by either party under certain provisions.

Additional consideration under the Broad License Agreement included an Anti-Dilution Issuance Right, which was paid and settled during the year ended December 31, 2018, Financing Milestone Payments related to Series A Preferred and Series B Preferred financings, which were settled in the year ended December 31, 2019, and Success Payments, which are further described below. The Anti-Dilution Issuance Right and Financing Milestone Payments related to Series A Preferred and Series B Preferred financings were both expensed in the year 2018 and prior.

Success Payments – Under the Broad License Agreement, Broad Institute is entitled to receive success payments, in cash or shares of Company common stock, determined based upon the achievement of specified multiples of the initial weighted average value of the Series A Preferred at specified valuation dates. Subsequent to the February 2020 IPO, the amount of success payments will be based on market value of Beam’s common stock. The success payments range from $5.0 million to a maximum of $105.0 million and have valuation multiples that range from 5 times to 40 times the initial weighted average value of the Series A Preferred. The Company is required to make success payments to Broad Institute during a period of time, or the Broad Success Payment Period, which has been determined to be the earliest of (1) the twelfth anniversary of the Broad License Agreement or (2) the third anniversary of the first date on which a licensed product receives regulatory approval in the United States. During the Broad Success Payment Period, the Company will perform a calculation of any amounts owed to Broad Institute on each rolling 90-day period, commencing one year after the Company’s IPO. The first success payment measurement will occur during May 2021.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	December 31,
	2020	2019
Broad Institute success payment liability	$35,700	$3,900

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Years Ended December 31,
	2020	2019
Change in fair value of Broad Institute success payment liability	$31,800	$2,700

Other Payments – The Company agreed to pay Broad Institute an annual license maintenance fee ranging from low-to-mid five figures to low six figures, depending on the particular calendar year. The Company is responsible for the payment of certain patent prosecution and maintenance costs incurred by Broad Institute related to licensed patents. To the extent achieved, the Company is obligated to pay up to an aggregate of $75.9 million in product development and regulatory approval milestones, or Broad Product Milestones. If the Company completes a change of control during the term of the Broad License Agreement, then certain of the milestone payments would be increased. To the extent there are commercial sales of a licensed product, the Company is required to pay low single digit royalties on net sales. The Company is entitled to certain reductions and offsets on these royalties with respect to a licensed product in a given country. If the Company sublicenses its rights to develop or commercialize a licensed product under the Broad License Agreement to a third party and the Company receives non-royalty sublicense income, then Broad Institute is entitled to a percentage of such consideration, ranging from the high single digits to low double digits depending on the date in which such sublicense agreement is executed and the stage of development of the Company’s licensed products at such time.

The annual maintenance fees will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Annual patent costs will be expensed as incurred. Upon determination that a Broad Product Milestone is probable to occur, the amount due will be recorded as research and development expense. The Company will monitor the Broad Product Milestone payments for this arrangement on an ongoing basis. The triggering of these milestone payments was not considered probable as of the acquisition date, and no expense has been recorded for these milestones during the years ended December 31, 2020 and 2019. Lastly, to the extent products are commercialized under the Broad License Agreement, the Company will accrue royalty expense and sublicense nonroyalty payments, as applicable, for the amount it is obligated to pay, with adjustments as sales are made.

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

The option exercise fees under the agreement will be recorded as research and development expense, if and when the Company exercises such options. To date, no options have been exercised. The annual maintenance fees are recorded as an expense on an annual basis based on the stated amount for the applicable year. Annual patent costs are expensed as incurred. In addition, the Company is required to make certain development, regulatory and commercial milestone payments to Editas upon the achievement of specified milestones. The triggering of these milestone payments was not considered probable as of the acquisition date, and no expense has been recorded for these milestones during the years ended December 31, 2020 and 2019. To the extent applicable, sublicense income payments will be accrued for the amount the Company is obligated to pay under each applicable in-license as amounts are due Editas. Lastly, to the extent products are commercialized under the Editas License agreement, the Company will accrue royalty expense for the amount it is obligated to pay, with adjustments as sales are made.

Bio Palette license agreement

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

To the extent achieved, the Company is required to make a certain milestone payment to Bio Palette. The triggering of this milestone was not considered probable at the inception of the Bio Palette License Agreement, and no expense has been recorded as of December 31, 2020 and 2019. To the extent products are commercialized under the Bio Palette License Agreement, the Company will accrue royalty expense for the amount it is obligated to pay, with adjustments as sales are made.

Upon the execution of the Bio Palette License Agreement, the Company paid Bio Palette an upfront fee of $0.5 million and issued to Bio Palette 16,725 shares of its common stock valued at $0.1 million, which were recorded as research and development expense for the year ended December 31, 2019. Upon the issuance of a certain Bio Palette patent in the United States in June 2020, the Company made a milestone payment of $2.0 million and, in July 2020, issued to Bio Palette 175,000 shares of its common stock valued at $0.3 million, which were recognized as research and development expense. The fair value of the common stock issued to Bio Palette under the Bio Palette License Agreement was measured at the inception of arrangement and expensed when the issuance of shares became probable.

Management concluded that the licenses acquired from each transaction above did not meet the accounting definition of a business as inputs, but no processes or outputs were acquired with the licenses, and the licensed technology had not achieved technological feasibility. As the inputs that were acquired along with the licenses do not constitute a “business,” the transactions have been accounted as asset acquisitions. As of the date of each License Agreement, the assets acquired had no alternative future use and the assets had not reached a stage of technological feasibility. As a result, all share-based and cash payment obligations have been recorded as research and development expense in the accompanying consolidated statements of operations and other comprehensive loss.

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

Beam had an obligation to issue $5.0 million in shares of its common stock to Prime Medicine, and Prime Medicine had an obligation to issue 5,000,000 shares of its common stock to Beam, should Beam elect to extend the collaboration beyond one year. In September 2020, the Company elected to continue the collaboration and, in October 2020, issued 200,307 shares of the Company’s common stock to Prime Medicine. The Company recognized $5.5 million, which represented the fair value of Beam’s common stock issued to Prime Medicine, as research and development expense within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2020. Additionally, in October 2020, the Company received 5,000,000 shares of Prime Medicine’s common stock and recognized $0.1 million as an offset to research and development expense within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2020.

Additionally, the Company will provide immaterial interim management and startup services to Prime Medicine through March 2021.

As of December 31, 2020, the Company determined that future milestones and royalties under the agreement were not probable of recognition.

Verve

In April 2019, Beam entered into a Collaboration and License Agreement with Verve, or the Verve License Agreement, to investigate gene editing strategies to modify genes associated with an increased risk of coronary diseases. Under the terms of the agreement, the Company granted Verve an exclusive license to certain base editor technology and certain delivery technology and Verve granted Beam a non-exclusive license under certain know-how and patents controlled by Verve, an interest in joint collaboration technology and an exclusive license (except as to Verve) under certain delivery technology. Verve is responsible for all costs associated with the research and development activities under the Verve License agreement. The Company has the option to share in the future development of certain products, with no associated fee at the time the right is exercised. Upon exercise of the Company’s option, the profits and expenses of such product will be shared, as defined in the agreement. To date, Beam has not exercised its option.

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

Management determined that the performance obligations associated with the Verve License Agreement are the combined licenses and improvements related to the licensed technology. All other items promised to Verve are immaterial in the context of the agreement. The fair value of the shares issued by Verve to Beam were considered a fixed upfront payment of $0.5 million in the form of non-cash consideration. The Company determined that its performance obligations associated with the Verve License Agreement at contract inception were not distinct and represented a single performance obligation, and that the obligations would be completed over the performance period of the agreement. Accordingly, the upfront payment will be recognized as revenue using a time-based proportional performance model over the contract term (April 2019 through 2038) of the collaboration, as license revenue. For the years ended December 31, 2020 and 2019, the Company recognized approximately $24,000 and $18,000, respectively of license revenue and has recorded approximately $0.4 million of deferred revenue at December 31, 2020. To date, no commercial milestone payments or royalties are due. The remaining fees that may be paid under the agreement are considered variable consideration and will be constrained until it is probable that a significant revenue reversal would not occur. To date, the Company has not exercised its option to opt-in to a licensed product and no milestones or royalties have been achieved.

10. Redeemable convertible preferred stock

In February 2019, the Company authorized the sale of an additional 2,980,000 shares of Series B Preferred stock. In January and February 2019, the Company issued 11,308,397 shares of Series B Preferred stock at a price of $3.36 per share, resulting in gross cash proceeds of $38.0 million, and incurred issuance costs of $0.1 million.

In January 2020, the Company’s board of directors approved a one-for-4.4843 reverse stock split of its common stock and stock options and a proportional adjustment to the existing conversion ratios for the Company’s redeemable convertible preferred stock.

In February 2020, upon the closing of the IPO, all outstanding shares of Preferred Stock converted into 29,127,523 shares of the Company’s common stock. There is no Preferred Stock outstanding as of December 31, 2020.

During the years ended December 31, 2020 and 2019, the Company recorded accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock of $1.3 million and $12.7 million, respectively.

At December 31, 2019, Preferred Stock consisted of the following (in thousands, except for share data):

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

11. Preferred stock and common stock

In January 2020, the Company authorized the issuance of 25,000,000 shares of preferred stock and increased its authorized common stock issuable to 250,000,000 shares, both with a $0.01 par value per share.

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

As noted previously, the Company’s board of directors approved a one-for-4.4843 reverse stock split of its common stock and stock options and a proportional adjustment to the existing conversion ratios for the Company’s redeemable convertible preferred stock effective as of January 24, 2020. Accordingly, all common stock shares, per share amounts, and additional paid-in capital amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

In February 2020, the Company completed its IPO in which the Company issued and sold 12,176,471 shares of its common stock, including 1,588,235 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $207.0 million. The Company received approximately $188.3 million in net proceeds after deducting underwriting discounts and offering expenses payable by the Company. In connection with this financing, all outstanding shares of Preferred Stock converted into 29,127,523 shares of the Company’s common stock.

In July 2020, upon the issuance of a certain Bio Palette patent in the United States in June 2020, the Company issued to Bio Palette 175,000 shares of its common stock.

In October 2020, the Company issued and sold 5,750,000 shares of its common stock, including 750,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $23.50 per share, for aggregate gross proceeds of $135.1 million. The Company received approximately $126.6 million in net proceeds after deducting underwriting discounts and offering expenses payable by the Company.

In October 2020, due to the Company’s election to continue the collaboration agreement between Beam and Prime Medicine, the Company issued 200,307 shares of the Company’s common stock to Prime Medicine.

In January 2021, the Company issued and sold 2,795,700 shares of its common stock in a private placement at an offering price of $93.00 per share for aggregate gross proceeds of $260.0 million. The Company received $252.1 million in net proceeds after deducting estimated offering expenses payable by the Company.

12. Stock option and grant plan

2017 stock option and grant plan

In June 2017, the Company’s board of directors adopted the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan, or the 2017 Plan, which provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the issuance or purchase of shares of the Company’s common stock. In May 2019, the 2017 Plan was amended to provide up to 8,078,681 shares of common stock for the issuance of stock options and restricted stock.

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

2019 incentive plan

In October 2019, the Company’s board of directors adopted the Beam Therapeutics Inc. 2019 Equity Incentive Plan, or the 2019 Plan, and, following the IPO, all equity-based awards are granted under the 2019 Plan. The 2019 Plan provides for grant of qualified and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other share-based awards to the Company’s employees, officers, directors, advisors, and outside consultants.

The maximum number of shares of the Company’s common stock that may be issued under the 2019 Plan is 3,700,000 shares, or the Share Pool, plus the number of shares of the Company’s common stock underlying awards under the 2017 Plan, not to exceed 5,639,818 shares, that become available again for grant under the 2017 Plan in accordance with its terms. The Share Pool will automatically increase on January 1st of each year from 2021 to 2029 by the lesser of (i) four percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares determined by the Company’s board of directors on or prior to such date for such year.

As of December 31, 2020, the Company had 7,456,317 shares reserved and 2,036,376 shares available for future issuance under the 2019 Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Research and development	$11,199	$4,236
General and administrative	4,181	2,792
Total stock-based compensation expense	$15,380	$7,028

Stock options

The assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Years Ended December 31,
	2020	2019
Expected volatility	75.6-82.6%	86.4-87.6%
Weighted-average risk-free interest rate	1.07%	2.17%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.24	6.25

A summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (1) (in thousands)
Outstanding as of December 31, 2019	4,791,047	$4.72	9.0	$43,394
Granted	1,487,096	22.47
Exercised	(859,724)	3.67
Forfeitures	(81,978)	7.27
Outstanding as of December 31, 2020	5,336,441	9.70	8.3	383,901
Exercisable as of December 31, 2020	1,432,552	4.38	7.9	110,678

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of December 31, 2020 and 2019.

The Company has granted stock options to certain employees to purchase shares of common stock that contain certain performance-based vesting criteria, primarily related to the achievement of certain development milestones related to editing applications, and the closing price of the Company’s common stock following an IPO. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones. The expense related to performance-based stock options was immaterial for the year ended December 31, 2020 and no expense was recognized for the year ended December 31, 2019.

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2020 and 2019, was $15.32 and $6.64, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $29.9 million and $1.6 million.

As of December 31, 2020, there was $29.3 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted stock

The Company issued shares of restricted common stock during the year ended December 31, 2020, including both restricted stock units and restricted stock awards. The Company did not issue any shares of restricted common stock during the year ended December 31, 2019. Restricted common stock issued generally vests over a period of two to four years.

Under the 2017 Plan, the Company granted restricted common stock awards with service conditions. In 2018, the Company issued shares of restricted common stock to certain of the Company’s scientific founders and a portion of these issued shares are subject to vesting over a period of four years, with the commencement of vesting of the remaining shares upon the achievement of certain financing milestones, and in certain instances continued service after the milestones are achieved.

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

The following summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2019	2,655,806	$2.73
Issued	258,500	52.29
Vested	(1,638,968)	4.24
Unvested as of December 31, 2020	1,275,338	$10.95

The aggregate fair value of restricted shares that vested during the years ended December 31, 2020 and 2019, was $6.9 million, and $3.6 million, respectively.

At December 31, 2020, there was approximately $13.8 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 0.87 years.

2019 Employee Stock Purchase Plan

In January 2020, the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or the 2019 ESPP, was adopted by the Company’s board of directors and approved by the Company’s stockholders. The purpose of the 2019 ESPP is to provide eligible employees of the Company with opportunities to purchase shares of the Company’s common stock at a discount of up to 15% based on the lower of the price at the start of the offering period and at the end of the relevant purchase period within such offering period. 465,000 shares of common stock in the aggregate have been approved and reserved for this purpose. On January 1, 2021 and each January 1 thereafter until January 1, 2029, the number of shares of the Company’s common stock reserved and available for issuance under the 2019 ESPP shall be cumulatively increased by the lesser of (i) one percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares of stock determined by the Company’s board of directors on or prior to such date for such year up to a maximum of 5,083,204 shares in the aggregate. As of December 31, 2020, the Company has not yet implemented the 2019 ESPP.

13. Net loss per share attributable to common stockholders

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

	December 31,
	2020	2019
Redeemable convertible preferred stock	—	29,127,523
Unvested restricted stock	1,275,338	2,655,806
Outstanding options to purchase common stock	5,336,441	4,791,047
Total	6,611,779	36,574,376

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2020	2019
Numerator:
Net loss	$(194,592)	$(78,326)
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	(1,277)	(12,714)
Net loss attributable to common stockholders	(195,869)	(91,040)
Denominator:
Weighted average number of common shares, basic and diluted	46,733,221	6,479,591
Net loss per common share attributable to common stockholders, basic and diluted	$(4.19)	$(14.05)

14. Income taxes

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	7.2	7.4
Research and development tax credits	2.1	3.1
Nondeductible/ nontaxable permanent items	0.8	(1.8)
Change in valuation allowance	(31.1)	(29.7)
Total	0.0%	0.0%

The components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$58,338	$26,767
Research and development tax credits	8,756	4,876
Accrued expenses and other	1,445	1,106
Derivative liabilities	19,421	2,131
Stock options	1,975	123
Amortization	2,079	11
Lease liability	27,340	6,973
Total deferred tax assets	119,354	41,987
ROU asset	(23,692)	(5,179)
Property and equipment	(558)	(373)
Other	(141)	—
Less: valuation allowance	(94,963)	(36,435)
Deferred tax assets, net	$—	$—

The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2020 and 2019. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2020 and 2019. The valuation allowance increased by $58.5 million in 2020, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards, and research and development tax credits, amortization expenses and the fair value of the derivative liability. The valuation allowance increased by $21.4 million in 2019.

As of December 31, 2020, the Company had $215.2 million of federal and $208.0 million of state net operating loss carryforwards. If not utilized, both the federal and state net operating loss carryforwards expire starting in 2037. Included in the $215.2 million federal net operating loss carryforwards is $211.9 million of net operating loss generated in 2018, 2019 and 2020 that will not expire. Additionally, as of December 31, 2020, the Company had $7.1 million of federal and $2.0 million of Massachusetts tax credits that expire starting in 2038 and 2033, respectively.

As of December 31, 2020, and 2019, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company filed income tax returns in the United States and the Commonwealth of Massachusetts in all tax years since inception. The tax year 2017 remains open to examination by these jurisdictions, as carryforward attributes generated in past years may be adjusted in a future period. The Company’s 2018 tax return is currently under audit by the IRS. The IRS has not made any assessments as of December 31, 2020.

15. Related party transactions

Founders

For the years ended December 31, 2020 and 2019, the Company made payments of $0.5 million and $0.5 million, respectively, to its three founder shareholders for scientific consulting and other expenses.

Verve

The Company and Verve are parties to a collaboration and license agreement and have a common board member. During the years ended December 31, 2020 and 2019, the Company purchased shares of Verve series A preferred stock valued at $0.8 million and $0.4 million, respectively. During the year ended December 31, 2020, the Company recognized unrealized gains of $0.5 million on its investment in Verve preferred stock.

The Company purchased certain materials from Verve amounting to $0.4 million, which is recorded as research and development expenses within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2020. The Company also sold certain materials to Verve amounting to $0.2 million, which is recorded as interest and other income (expense), net within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2020.

Prime Medicine

The Company and Prime Medicine are parties to a collaboration and license agreement and have a common founder and several common board members. In September 2020, the Company elected to continue its collaboration with Prime Medicine and, in October 2020, as required by the terms under its collaboration and license agreement with Prime Medicine, issued 200,307 shares of the Company’s common stock to Prime Medicine. The Company recognized $5.5 million, which represents the fair value of Beam’s common stock issued to Prime Medicine, as research and development expense within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2020. Additionally, in October 2020, the Company received 5,000,000 shares of Prime Medicine’s common stock and recognized $0.1 million as an offset to research and development expense within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2020. Management services provided to the Company by Prime Medicine were immaterial for the year ended December 31, 2020.

Additionally, in September 2019, in connection with the Company’s collaboration and license agreement with Prime Medicine, the Company executed a letter agreement, as amended, to provide certain interim management and startup services to Prime Medicine through March 2021. Prime Medicine is obligated to reimburse the Company’s out-of-pocket costs incurred in connection with performing the services and, beginning in October 2020, will pay the Company a $30,000 monthly service fee. For the year ended December 31, 2020, the Company recognized $0.1 million for performing such services in interest and other income (expense), net, within the accompanying consolidated statements of operations and other comprehensive loss.

16. Employee benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Beginning January 1, 2020, the Company made matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation. The Company made matching contributions of $0.6 million for the year ended December 31, 2020.

17. Subsequent events

Private Placement

In January 2021, the Company issued and sold 2,795,700 shares of its common stock in a private placement at an offering price of $93.00 per share for aggregate gross proceeds of $260.0 million. The Company received $252.1 million in net proceeds after deducting estimated offering expenses payable by the Company.

Merger Agreement

In February 2021, the Company entered into an Agreement and Plan of Merger with Guide Therapeutics, Inc., or Guide.

The Company paid Guide’s former stockholders and optionholders upfront consideration in an aggregate amount of $120.0 million, excluding customary purchase price adjustments, in shares of the Company’s common stock, based upon the volume-weighted average price of the Company’s common stock over the ten trading day period ending on February 19, 2021.

In addition, Guide’s former stockholders and optionholders will be eligible to receive up to an additional $100.0 million in technology and $220.0 million in product success milestone payments, payable in the Company’s common stock valued using the volume-weighted average price of the Company’s common stock over the ten trading day period ending two trading days prior to the date on which the applicable milestone is achieved.