Form 10-Q
period 2021-06-30
Beam Therapeutics Inc.
filed 2021-08-10
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of registrant’s common stock outstanding as of August 3, 2021 was 66,350,681.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements reflect, among other things:

•
our current expectations and anticipated results of operations;
•
our expectations regarding the initiation, timing, progress and results of our research and development programs and preclinical and clinical studies, including our intention to file an Investigational New Drug, or IND, application for BEAM-101 during the second half of 2021, our plans to initiate IND-enabling studies for BEAM-102 during 2021, and our belief that we are on track to nominate our first development candidate from our liver portfolio in the second half of 2021;
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
•
our expectations regarding our ability to generate additional novel lipid nanoparticles, or LNPs, that we believe could accelerate novel nonviral delivery of gene editing payloads to tissues beyond the liver and our ability to expand the reach of gene editing, including as a result of our acquisition of Guide Therapeutics, Inc., or Guide;
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
•
our expectations regarding the strategic and other potential benefits of our acquisition of Guide, and
•
the impact of the coronavirus disease of 2019, or COVID-19, pandemic on our business.

All of these statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Part II, Item 1A of this report and “Risk Factor Summary” and “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or the 2020 Form 10-K. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

When we use the terms “Beam,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q, we mean Beam Therapeutics Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$212,015	$162,171
Marketable securities	403,264	137,500
Collaboration receivable	50,000	—
Prepaid expenses and other current assets	12,714	8,650
Total current assets	677,993	308,321
Property and equipment, net	64,343	38,513
Restricted cash	14,840	14,840
Operating lease right-of-use assets	105,315	86,859
Long-term investments	29,430	2,577
Other assets	1,157	567
Total assets	$893,078	$451,677
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,030	$6,314
Accrued expenses and other current liabilities	19,581	18,463
Derivative liabilities	85,400	71,200
Current portion of deferred revenue	10,024	24
Current portion of lease liability	3,491	4,218
Current portion of equipment financing liability	2,189	2,118
Total current liabilities	128,715	102,337
Long-term lease liability	132,793	96,014
Long-term equipment financing liability	4,176	5,294
Contingent consideration liabilities	37,559	—
Long-term portion of deferred revenue	40,381	394
Other liabilities	903	2,077
Total liabilities	344,527	206,116
Commitments and contingencies (See Note 7, Leases, Note 9, License agreements and Note 10, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 65,045,313 and 58,446,016 issued, and 64,452,682 and 57,254,178 outstanding at June 30, 2021 and December 31, 2020, respectively	645	573
Additional paid-in capital	1,223,324	642,633
Accumulated other comprehensive income (loss)	31	(9)
Accumulated deficit	(675,449)	(397,636)
Total stockholders’ equity	548,551	245,561
Total liabilities and stockholders’ equity	$893,078	$451,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
License revenue	$6	$6	$12	$12
Operating expenses:
Research and development	45,577	19,354	235,683	40,903
General and administrative	13,403	6,937	23,676	13,749
Total operating expenses	58,980	26,291	259,359	54,652
Loss from operations	(58,974)	(26,285)	(259,347)	(54,640)
Other income (expense):
Change in fair value of derivative liabilities	(42,300)	(8,700)	(44,200)	(11,400)
Change in fair value of long-term investments	25,814	517	26,852	517
Change in fair value of contingent consideration liabilities	(741)	—	(1,046)	—
Interest and other income (expense), net	(52)	250	(72)	847
Total other income (expense)	(17,279)	(7,933)	(18,466)	(10,036)
Net loss	$(76,253)	$(34,218)	$(277,813)	$(64,676)
Unrealized gain (loss) on marketable securities	55	517	40	157
Comprehensive loss	$(76,198)	$(33,701)	$(277,773)	$(64,519)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(76,253)	$(34,218)	$(277,813)	$(64,676)
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	—	—	—	(1,277)
Net loss attributable to common stockholders	$(76,253)	$(34,218)	$(277,813)	$(65,953)
Net loss per common share attributable to common stockholders, basic and diluted	$(1.23)	$(0.69)	$(4.54)	$(1.65)
Weighted-average common shares used in net loss per share attributable to common stockholders, basic and diluted	62,210,239	49,430,138	61,215,705	40,077,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(Unaudited)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	130,616,784	$302,049	7,326,185	$73	$1,851	$16	$(203,044)	$(201,104)
Accretion of redeemable convertible preferred stock to redemption value	—	1,277	—	—	(1,277)	—	—	(1,277)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(130,616,784)	(303,326)	29,127,523	291	303,035	—	—	303,326
Issuance of common stock from initial public offering, net of issuance costs of $18.7 million	—	—	12,176,471	122	188,201	—	—	188,323
Vesting of restricted common stock	—	—	387,866	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	2,792	—	—	2,792
Exercise of common stock options	—	—	59,305	1	151	—	—	152
Other comprehensive income (loss)	—	—	—	—	—	(360)	—	(360)
Net loss	—	—	—	—	—	—	(30,458)	(30,458)
Balance at March 31, 2020	—	$—	49,077,350	$491	$494,749	$(344)	$(233,502)	$261,394
Vesting of restricted common stock	—	—	387,870	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	2,769	—	—	2,769
Exercise of common stock options	—	—	180,517	1	359	—	—	360
Other comprehensive income (loss)	—	—	—	—	—	517	—	517
Net loss	—	—	—	—	—	—	(34,218)	(34,218)
Balance at June 30, 2020	—	$—	49,645,737	$496	$497,873	$173	$(267,720)	$230,822

Beam Therapeutics Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	57,254,178	$573	$642,633	$(9)	$(397,636)	$245,561
Issuance of common stock from private placement, net of issuance costs of $8.0 million	2,795,700	28	251,977	—	—	252,005
Issuance of common stock to acquire Guide	1,087,153	10	120,022	—	—	120,032
Vesting of restricted common stock	398,804	4	(4)	—	—	—
Stock-based compensation	—	—	4,648	—	—	4,648
Exercise of common stock options	199,284	2	1,756	—	—	1,758
Other comprehensive income (loss)	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(201,560)	(201,560)
Balance at March 31, 2021	61,735,119	$617	$1,021,032	$(24)	$(599,196)	$422,429
Issuance of common stock from At-the-Market offering, net of issuance costs of $5.5 million	1,761,285	$18	$157,767	$—	$—	157,785
Vesting of restricted common stock	200,403	2	(2)	—	—	—
Issuance of common stock for success payment liability	349,650	4	29,996	—	—	30,000
Stock-based compensation	—	—	10,452	—	—	10,452
Exercise of common stock options	406,225	4	4,079	—	—	4,083
Other comprehensive income (loss)	—	—	—	55	—	55
Net loss	—	—	—	—	(76,253)	(76,253)
Balance at June 30, 2021	64,452,682	$645	$1,223,324	$31	$(675,449)	$548,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(277,813)	$(64,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,067	2,245
Amortization of investment discount (premiums)	(3)	(104)
In-process research and development charge	154,953	—
Stock-based compensation expense	15,100	5,561
Change in operating lease right-of-use assets	4,634	1,985
Non-cash research and development license expense, net	—	264
Change in fair value of derivative liabilities	44,200	11,400
Change in fair value of contingent consideration liabilities	1,046	—
Change in fair value of non-controlling equity investments	(26,852)	(517)
Other	63	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,106)	(4,215)
Collaboration receivable	(50,000)	—
Other long-term assets	(197)	(68)
Accounts payable	382	(53)
Accrued expenses and other liabilities	1,647	(239)
Operating lease liabilities	11,888	(1,801)
Deferred revenue	49,988	(12)
Other long-term liabilities	(102)	—
Net cash used in operating activities	(71,105)	(50,230)
Investing activities
Purchases of property and equipment	(27,662)	(5,413)
Purchases of marketable securities	(428,246)	(135,959)
Maturities of marketable securities	162,525	88,198
Net cash acquired from Guide	620	—
Purchase of long-term investment	—	(750)
Net cash used in investing activities	(292,763)	(53,924)
Financing activities
Proceeds from initial public offering, net of underwriting discount	—	192,510
Proceeds from issuance of common shares, net of commissions	418,282	—
Payment of equity offering costs	(8,479)	(1,665)
Proceeds from equipment financings	—	1,625
Repayment of equipment financings	(1,046)	(747)
Proceeds from exercise of stock options	4,955	512
Net cash provided by financing activities	413,712	192,235

Net change in cash, cash equivalents and restricted cash	49,844	88,081
Cash, cash equivalents and restricted cash—beginning of period	177,011	50,553
Cash, cash equivalents and restricted cash—end of period	$226,855	$138,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$307	$282

Supplemental disclosure of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$—	$303,326
Property and equipment additions in accounts payable and accrued expenses	$4,430	$747
Operating lease liabilities arising from obtaining right-of-use assets	$24,164	$5,795
Fair value of common shares issued to settle success payment liability	$30,000	$—
Contingent consideration liabilities assumed in asset acquisition	$36,513	$—
Fair value of equity instruments issued in connection with asset acquisition	$120,032	$—
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	$—	$1,277

The accompanying notes are an integral part of these condensed consolidated financial statements

Beam Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of the business and basis of presentation

Organization

Beam Therapeutics Inc., which we refer to herein as the “Company” or “Beam,” is a biotechnology company committed to establishing the leading, fully integrated platform for precision genetic medicines. Beam’s vision is to provide life-long cures to patients suffering from genetic diseases. The Company was incorporated on January 25, 2017 as a Delaware corporation and began operations in July 2017. Its principal offices are in Cambridge, Massachusetts.

In February 2021, the Company entered into an Agreement and Plan of Merger, or the Guide Merger Agreement, to acquire Guide Therapeutics, Inc. or Guide. Pursuant to the Guide Merger Agreement, the Company paid Guide’s former stockholders and optionholders upfront consideration in an aggregate amount of $120.0 million, excluding customary purchase price adjustments, in shares of its common stock, based upon the volume-weighted average price of the Company’s common stock over the ten-trading day period ending on February 19, 2021. In addition, Guide’s former stockholders and optionholders are eligible to receive up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in the Company’s common stock.

Liquidity and capital resources

Since its inception, the Company has devoted substantially all of its resources to building its base editing platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

On January 16, 2021, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell and issue to the purchasers, in a private placement, shares of common stock of the Company. The closing of the private placement occurred on January 21, 2021. The Company issued and sold 2,795,700 shares of its common stock at a purchase price of $93.00 per share for aggregate gross proceeds of $260.0 million, before deducting fees to the placement agents and other offering expenses payable by the Company (See Note 11, Preferred and common stock). The Company received approximately $252.0 million in net proceeds after deducting fees to the placement agents and offering expenses payable by the Company.

In April 2021, the Company entered into an at the market, or ATM, sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company was entitled to offer and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $300.0 million. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of June 30, 2021, the Company has sold 2,908,009 shares of its common stock under the ATM at an average price of $103.16 per share for aggregate gross proceeds of $300.0 million, before deducting commissions and offering expenses payable by the Company. Of the 2,908,009 shares, 1,761,285 were issued and gross proceeds of $163.2 million were received in June 2021, and 1,146,724 were issued and gross proceeds of $136.8 million were received in July 2021. Through July 2021, the Company received approximately $290.5 million in net proceeds after deducting commissions and offering expenses payable by the Company.

In July 2021, the Company and Jefferies entered into an amendment to the Sales Agreement, or the Amended Sales Agreement, to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, the Company may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million.

The Company sold 108,617 shares of its common stock under this agreement subsequent to June 30, 2021 through August 3, 2021 for aggregate gross cash proceeds of $11.0 million, before deducting commission fees and offering expenses payable by the Company.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $675.4 million as of June 30, 2021. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of June 30, 2021 of $615.3 million will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

COVID-19-related significant risks and uncertainties

With the ongoing concern related to the COVID-19 pandemic during 2020 and in the first six months of 2021, the Company has maintained and expanded its business continuity plans to address and mitigate the impact of the COVID-19 pandemic on its business. In March 2020, to protect the health of its employees, and their families and communities, the Company restricted access to its offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that could be present at its facilities at any one time, and requested that most of its employees work remotely. In May 2020, as certain states eased restrictions, the Company established new protocols to better allow its full laboratory staff access to the Company’s facilities. In June 2021, as states continued to ease restrictions, the Company started to allow for all of its employees to work on-site at the Company’s facilities, with fewer restrictions, particularly for vaccinated employees. These protocols included several shifts working over a seven-day-week protocol. The Company expects to continue incurring additional costs to ensure it adheres to the COVID-19 guidelines instituted by the Centers for Disease Control and Prevention, or CDC, and to provide a safe working environment to its onsite employees.

The extent to which the COVID-19 pandemic impacts the Company’s business, its corporate development objectives, and its results of operations and financial condition, including the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures and business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, periodic spikes in infection rates, new strains of the virus that cause outbreaks of COVID-19, and the broad availability of effective vaccines. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the six months ended June 30, 2021, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 15, 2021, or the 2020 Form 10-K. Since the date of those financial statements, there have been no material changes to Beam’s significant accounting policies except as noted below.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$212,015	$125,301
Restricted cash	14,840	13,333
Total cash, cash equivalents, and restricted cash	$226,855	$138,634

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

Contingent consideration liabilities

The estimated fair value of contingent consideration liabilities, initially measured and recorded on the acquisition date, are considered to be a Level 3 measurement and are reviewed quarterly, or whenever events or circumstances occur that indicate a change in fair value. The contingent consideration liabilities are recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in other income (expense) in the condensed consolidated statements of operations.

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

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Lab equipment	$23,633	$17,201
Leasehold improvements	12,750	12,706
Furniture and fixtures	1,081	1,078
Computer equipment	576	547
Construction in process	38,151	15,880
Total property and equipment	76,191	47,412
Less accumulated depreciation	(11,848)	(8,899)
Property and equipment, net	$64,343	$38,513

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$1,594	$1,145	$2,967	$2,245

4. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities, contingent consideration liabilities related to the Guide Merger Agreement, equity securities of Verve Therapeutics, Inc., or Verve, and success payment derivative liabilities pursuant to the license agreement, or the Harvard License Agreement, between

President and Fellows of Harvard University, or Harvard, and the Company, and the license agreement, or the Broad License Agreement, between The Broad Institute, Inc., or Broad Institute, and Blink Therapeutics, Inc., or Blink.

The Company also holds investments in privately issued corporate equity securities, which are accounted for as investments in equity securities. These investments do not have readily determinable fair values and the Company values such investments based on the cost of the equity securities adjusted for observable market transactions or impairments, if any, and records any changes in value through earnings.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at June 30, 2021 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$203,399	$203,399	$203,399	$—	$—
Commercial paper	7,498	7,498	—	7,498	—
Marketable securities:
Commercial paper	375,699	375,699	—	375,699	—
Corporate notes	27,565	27,565	—	27,565	—
Equity securities included in other long-term investments:
Corporate equity securities	29,330	29,330	—	29,330	—
Total assets	$643,491	$643,491	$203,399	$440,092	$—

Liabilities
Success payment liability – Harvard	$42,600	$42,600	$—	$—	$42,600
Success payment liability – Broad Institute	42,800	42,800	—	—	42,800
Contingent consideration liability - Technology	30,348	30,348	$—	$—	$30,348
Contingent consideration liability - Product	7,211	7,211	—	—	7,211
Total liabilities	$122,959	$122,959	$—	$—	$122,959

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

Marketable securities – The Company measures its marketable securities at fair value on a recurring basis and classifies those instruments within Level 2 of the fair value hierarchy. Marketable securities are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.

During the six months ended June 30, 2021, the Company held an investment in Verve consisting of shares of Verve’s common and preferred stock. Prior to Verve's initial public offering in June 2021, the Company valued such investment based on the cost of the equity securities adjusted for any observable market transactions. Following the initial public offering, the equity securities have a readily determinable fair value; however, they are subject to transfer restrictions. Following the initial public offering the Company owned 546,970 shares of Verve's common stock, the value of which is included in long-term investments in the condensed consolidated balance sheet. The Company recorded the investment at fair value of $29.3 million as of June 30, 2021, which resulted in the recognition of $25.8 million and $26.9 million of other income for the three and six months ended June 30, 2021, respectively.

Success payment liabilities – As discussed further in Note 9, License agreements, the Company is required to make payments determined based upon the achievement of specified multiples of the initial weighted average value of the Company’s redeemable convertible Series A-1 Preferred Stock and the Company's redeemable convertible Series A-2 Preferred Stock, or collectively the Series A Preferred Stock, or, subsequent to the IPO, the market value of Beam’s common stock, at specified valuation dates. The Company’s liability for success payments under the Harvard License Agreement and Broad License Agreement are carried at fair value. To determine the estimated fair value of the success payment liability, the Company uses a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables.

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Fair value of common stock (per share)	$128.71	$81.64	$128.71	$81.64
Expected volatility	77%	74%	76%	74%
Expected term (years)	0.11-8.00	0.35-8.49	0.11-8.86	0.35-9.36

The computation of expected volatility was estimated using available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. In addition, the Company incorporated the estimated number, timing, and probability of valuation measurement dates in the calculation of the success payment liability.

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Six Months Ended June 30, 2021
	Harvard	Broad Institute	Total
Balance at December 31, 2020	$35,500	$35,700	$71,200
Payments	(15,000)	(15,000)	(30,000)
Change in fair value	22,100	22,100	44,200
Balance at June 30, 2021	$42,600	$42,800	$85,400

Contingent consideration liabilities – As discussed further in Note 8, Guide Acquisition, under the Guide Merger Agreement, Guide’s former stockholders and optionholders are eligible to receive up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in the Company’s common stock valued using the volume-weighted average price of the Company’s stock over the ten-day trading period ending two trading days prior to the date on which the applicable milestone is achieved. As these milestones are payable in the Company’s common stock, the milestone payments result in liability classification under ASC 480, Distinguishing Liabilities from Equity. These contingent consideration liabilities are carried at fair value which was estimated by applying a probability-based model, which utilized inputs that were unobservable in the market. These contingent consideration liabilities are classified within Level 3 of the fair value hierarchy. The fair value of the contingent consideration liabilities as of June 30, 2021 is $37.6 million.

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	Six Months Ended June 30, 2021
	Technology Milestones	Product Milestones	Total
Balance at February 23, 2021 (inception)	$29,403	$7,110	$36,513
Change in fair value	945	101	1,046
Balance at June 30, 2021	$30,348	$7,211	$37,559

The following variables were incorporated in the calculation of the estimated fair value of the Guide technology and product contingent consideration liabilities:

	Technology Milestones	Product Milestones
	June 30, 2021	June 30, 2021
Discount Rate	7.50%	7.50%
Probability of Payment	10-60%	2-15%
Projected Year of Payment	2021-2022	2023-2028

5. Marketable securities and long-term investments

The following table summarizes the Company’s marketable securities and long-term investments held at June 30, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$375,665	$41	$(7)	$375,699
Corporate notes	27,568	—	(3)	27,565
Total	$403,233	$41	$(10)	$403,264

The following table summarizes the Company’s marketable securities held at December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$113,628	$11	$(17)	$113,622
Corporate notes	7,839	2	(5)	7,836
U.S Treasury securities	11,009	—	—	11,009
Government securities	5,033	—	—	5,033
Total	$137,509	$13	$(22)	$137,500

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2021, the balance in accumulated other comprehensive loss was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the six months ended June 30, 2021 and 2020 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods. Pursuant to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, the Company records changes in the fair value of its investments in corporate equity securities to “Other income (expense), net” in the Company’s condensed consolidated statements of operations.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The contractual maturity dates of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Employee compensation and related benefits	$6,064	$7,591
Research costs	4,602	2,423
Process development and manufacturing costs	2,146	2,272
Professional fees	2,634	1,948
Other	4,135	4,229
Total	$19,581	$18,463

7. Leases

Operating leases

The Company’s operating leases are as follows:

•
A February 2018 lease for 38,203 square feet of office and laboratory space, which commenced in March 2018 and terminates in September 2028. The lease is subject to fixed-rate rent escalations and provides for $6.1 million in tenant improvements and a term extension option, which is not reasonably certain of exercise.
•
An October 2018 lease for laboratory space, which commenced in April 2019 and was amended in March 2020 and April 2020. The amended lease commenced in April 2020 and terminates in December 2025. The amended lease is subject to fixed-rate rent escalations and provides an option to extend the lease for two additional two-year periods through December 31, 2029, which are not reasonably certain of being exercised. Upon commencement of the March 2020 amendment, the Company recorded an operating lease right-of-use, or ROU, asset and a lease liability of $4.2 million. Upon commencement of the April 2020 amendment, the Company recorded an operating lease ROU asset and a lease liability of $1.8 million.
•
Leases in June 2019 and July 2019 for office and laboratory space, both of which commenced in October 2019 and terminate in December 2021. The leases are subject to fixed-rate rent escalations.
•
An April 2019 lease for office and laboratory space to be built. Pursuant to the terms of the original lease agreement, the first phase of the lease commenced in October 2020 (with the rent payments for the first phase expected to commence at the earliest in the second half of 2021) and the second phase of the lease commenced in January 2021 (with the rent payments for the second phase expected to commence at the earliest in the first half of 2022). The lease is subject to fixed-rate rent escalations and provides for $23.4 million in tenant improvements and the option to extend the lease for two terms of five years each, which are not reasonably certain of exercise. The Company determined that it is the accounting owner of all tenant improvements. Upon executing the lease, the Company made a security deposit of $11.8 million in the form of a letter of credit, which is included in restricted cash as of June 30, 2021 and December 31, 2020. Upon commencement of the first phase of this lease in October 2020, the Company recorded an operating lease ROU asset of $66.8 million and a lease liability of $68.8 million and upon commencement of the second phase of this lease in January 2021, the Company recorded an operating lease ROU asset of $22.0 million and a corresponding lease liability of $23.0 million. Subsequently, during the second quarter of 2021, the Company amended the commencement dates of the first and second phases of this lease. Pursuant to the terms of the amendment, the lease will terminate on February 28, 2034, which is 12 years from the amended second phase commencement date. As a result, the Company recorded an increase in the ROU asset of $0.5 million and an increase in lease liability of $0.5 million.

The following table summarizes operating lease costs as well as sublease income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$4,563	$1,705	$9,103	$3,303
Variable lease costs	364	249	574	537
Short-term lease costs	360	—	378	—
Total	$5,287	$1,954	$10,055	$3,840

The following table summarizes the lease term and discount rate for operating leases:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	11.5	11.5
Weighted-average discount rate	7.1%	7.4%

The following table summarizes the lease costs for amounts included in the measurement of lease liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating cash flows used for operating leases	$2,310	$1,593	$3,995	$3,118
Operating lease liabilities arising from obtaining ROU assets	798	1,763	24,164	5,795

At June 30, 2021, the future minimum lease payments for the Company’s operating leases for each of the years ending December 31 were as follows (in thousands):

Remainder of 2021	$7,109
2022	16,616
2023	17,262
2024	17,787
2025	18,260
Thereafter	132,835
Undiscounted lease payments	209,869
Less: imputed interest	(73,585)
Total operating lease liabilities	$136,284

In August 2020, the Company entered into a lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The lease has a term of 15 years following the commencement date and provides the Company the option to extend the lease term for two five-year terms. It is subject to fixed rate escalation increases and also provides up to $20.0 million for reimbursement of tenant improvements. As the lease had not commenced as of June 30, 2021, the Company has not recorded an operating lease ROU asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The lease payments are subject to adjustment following the determination of the total project costs of the landlord. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $63.9 million. The Company expects to invest up to $83.0 million over a five-year period and anticipates that the facility will be operational by the first quarter of 2023. Further, the tabular disclosure of minimum lease payments above does not include payments due under this lease.

8. Guide acquisition

On February 23, 2021, the Company entered into the Guide Merger Agreement. Under the Guide Merger Agreement, the Company paid Guide’s former stockholders and optionholders upfront consideration in an aggregate amount of $120.0 million, excluding customary purchase price adjustments and closing costs, in shares of the Company’s common stock, based upon the volume-weighted average price of the Company’s stock over the ten trading day period ending on February 19, 2021. Pursuant to the Guide Merger Agreement, Beam acquired all of the issued and outstanding shares of Guide. The Company issued a total of 1,087,153 shares of its common stock valued at $120.0 million in connection with the upfront payment to Guide’s former stockholders and optionholders. The Guide transaction resulted in the acquisition of certain know-how and intellectual property assets related to Guide’s proprietary in vivo LNP screening technology and its library of lipids and lipid nanoparticle formulations identified using the screening technology. Management determined that the acquired assets do not meet the definition of a business pursuant to ASC 805, Business Combinations, as substantially all of the fair value of the acquired assets is concentrated into one identifiable asset, the LNP screening technology and associated lipid library. As of the date of closing of the transactions contemplated by the Guide Merger Agreement, or the Guide Merger Agreement Date, the asset acquired had no alternative future use and had not reached a stage of technological feasibility. As a result, all share-based and cash payment obligations have been recorded as research and development expense in the accompanying condensed consolidated statements of operations and other comprehensive loss in the amount of $155.0 million. The total transaction price was allocated to the assets acquired and liabilities assumed on a relative fair value basis.

In addition, Guide’s former stockholders and optionholders are eligible to receive up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in the Company’s common stock valued using the volume-weighted average price of the Company’s stock over the ten-day trading period ending two trading days prior to the date on which the applicable milestone is received.

The Company determined that all future technology and product milestone payments are classified as contingent consideration liabilities under ASC 480 and therefore the Company recorded a liability for these milestones as of the Guide Merger Agreement Date at fair value of $36.5 million. These contingent consideration liabilities will be remeasured at fair value each financial reporting period, with the resulting impact reflected in the Company’s condensed consolidated statements of operations and other comprehensive loss, presented within other income (expense).

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

The Company is required to make success payments to Harvard during a period of time, or the Harvard Success Payment Period, which has been determined to be the later of (1) the ninth anniversary of the Harvard License Agreement or (2) the earlier of (a) the twelfth anniversary of the Harvard License Agreement and (b) the third anniversary of the first date on which a licensed product receives regulatory approval in the United States. During the Harvard Success Payment Period, the Company will perform a calculation of any amounts owed to Harvard on each rolling 90-day period, commencing one year after the Company’s IPO, with the first success payment becoming due in May 2021.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	June 30, 2021	December 31, 2020
Harvard success payment liability	$42,600	$35,500

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Change in fair value of Harvard success payment liability	$21,100	$4,400	$22,100	$5,700

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021.

The annual maintenance fee under the Harvard License Agreement is recorded as research and development expense. Patent prosecution costs are recognized as expense in the period incurred. As of June 30, 2021, the Company determined that product development and regulatory approval milestones and royalties under the Harvard License Agreement were not probable and, as such, no amounts were recognized for the six months ended June 30, 2021. As of June 30, 2021, no success payments were due to Harvard.

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

The Company is required to make success payments to Broad Institute during a period of time, or the Broad Success Payment Period, which has been determined to be the earliest of (1) the twelfth anniversary of the Broad License Agreement, or (2) the third anniversary of the first date on which a licensed product receives regulatory approval in the United States. During the Broad Success Payment Period, the Company will perform a calculation of any amounts owed to Broad Institute on each rolling 90-day period, commencing one year after the Company’s IPO, with the first success payment becoming due in May 2021.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	June 30, 2021	December 31, 2020
Broad Institute success payment liability	$42,800	$35,700

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Change in fair value of Broad Institute success payment liability	$21,200	$4,300	$22,100	$5,700

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021.

The annual maintenance fee under the Broad License Agreement is recorded as research and development expense. Patent prosecution costs are recognized as expense in the period incurred. As of June 30, 2021, the Company determined that product development and regulatory approval milestones and royalties under the Broad License Agreement were not probable and, as such, no amounts were recognized for the six months ended June 30, 2021. As of June 30, 2021, no success payments were due to Broad Institute.

Editas license agreement

In May 2018, the Company entered into a license agreement, or the Editas License Agreement, with Editas Medicine, Inc., or Editas. Pursuant to the Editas License Agreement, Editas granted to the Company licenses and options to acquire licenses to certain intellectual property rights owned or controlled by Editas, for specified uses.

The annual maintenance fees under the Editas License Agreement are recorded as research and development expense. Annual patent costs are expensed as incurred. In addition, the Company is required to make certain development, regulatory and commercial milestone payments to Editas upon the achievement of specified milestones. As of June 30, 2021, the triggering of these milestone payments was not probable and, as such, no amounts were recognized for the six months ended June 30, 2021.

Bio Palette license agreement

In March 2019, the Company entered into a license agreement, or the Bio Palette License Agreement, with Bio Palette Co., Ltd., or Bio Palette, pursuant to which the Company received an exclusive (even as to Bio Palette), sublicensable license under certain patent rights related to base editing owned or controlled by Bio Palette to exploit products for the treatment of human disease throughout the world, but excluding products in the microbiome field in Asia. In addition, the Company granted Bio Palette an exclusive (even as to the Company) license under certain patent rights related to base editing and gene editing owned or controlled by the Company to exploit products in the microbiome field in Asia. Each party to the agreement retains non-exclusive rights to develop and manufacture products in the microbiome field worldwide for the sole purpose of exploiting those products in its own territory. Each party agrees to certain coordination obligations in the microbiome field if either party determines not to exploit their rights in such field.

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

Management concluded that the licenses acquired from each transaction above did not meet the accounting definition of a business as inputs, but no processes or outputs were acquired with the licenses, and the licensed technology had not achieved technological feasibility. As the inputs that were acquired along with the licenses do not constitute a “business,” the transactions have been accounted as asset acquisitions. As of the date of each license agreement, the assets acquired had no alternative future use and the assets had not reached a stage of technological feasibility. As a result, all share-based and cash payment obligations have been recorded as research and development expense in the accompanying condensed consolidated statements of operations and other comprehensive loss.

10. Collaboration and license agreements

Apellis Pharmaceuticals

On June 30, 2021, the Company entered into a master research and collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of the Company’s base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, the Company will apply certain of its base editing technology and conduct preclinical research on up to six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis will have exclusive rights to license each of the six programs (each an “Opt-In Right”) and will assume responsibility for subsequent development. The Company may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to one program licensed under the collaboration. The collaboration will be managed on an overall basis by an Alliance Steering Committee, or ASC, formed by an equal number of representatives from the Company and Apellis.

As part of the collaboration, the Company will receive a total of $75.0 million in upfront and near-term milestones from Apellis, which is comprised of $50.0 million received upon signing and an additional $25.0 million payment on June 30, 2022, the one-year anniversary of the signing date of the Apellis Agreement, or the First Anniversary Payment. Following any exercise of Opt-In Right for any of the six programs, the Company will be eligible to receive development, regulatory, and sales milestones from Apellis, as well as royalty payments on sales. The collaboration has an initial term of five years and may be extended up to two years on a per year and program-by-program basis. During the collaboration term, Apellis may, subject to certain limitations, substitute a specific complement gene and/or organ for any of the initial base editing programs. Apellis may terminate the Apellis Agreement for convenience on any or all of the programs by providing prior written notice.

As the $50.0 million upfront fee was not received by the Company as of June 30, 2021, the Company recorded a collaboration receivable for $50.0 million with a corresponding deferred revenue liability. The Company received the $50.0 million in July 2021.

The Company will account for the Apellis Agreement under ASC 606, Revenue from Contracts with Customers, or ASC 606, as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract.

The overall transaction price as of the inception of the contract was determined to be $75.0 million, which is composed of the upfront payment of $50.0 million and the First Anniversary Payment of $25.0 million. The Company will re-evaluate the transaction price in each reporting period. The $25.0 million for the First Anniversary Payment represents both a contract asset and a contract liability and the Company has presented these amounts net in accordance with ASC 606 guidance for contract assets and liabilities.

The Company has concluded that the licenses to the base editing technology are not capable of being distinct from the other performance obligations, and as such the Company has determined that the licenses combined with the other research and development services represent performance obligations and no up-front revenue was recognized for the licenses. The Company plans to recognize revenue for each performance obligation as it is satisfied over time using an input method. As no activities under the Apellis Agreement had commenced as of June 30, 2021, the entire $50.0 million is recorded as deferred revenue and no revenue was recognized for the six months ended June 30, 2021.

Prime Medicine

In September 2019, the Company entered into a collaboration and license agreement, or the Prime Agreement, with Prime Medicine Inc., or Prime Medicine, to research and develop a novel gene editing technology developed by one of the Company’s founders.

Under the terms of the agreement, the Company granted Prime Medicine a non-exclusive license to certain of its clustered regulatory interspaced short palindromic repeats, or CRISPR, technology (including Cas12b), delivery technology and certain other technology controlled by the Company to develop and commercialize gene editing products for the treatment of human diseases. The Company is not currently using the intellectual property licensed from Prime Medicine in any of its current programs, but it is required to use commercially reasonable efforts to develop new product candidates using the intellectual property licensed from Prime Medicine. Additionally, each party granted to the other party certain exclusive and non-exclusive licenses to certain technology developed after the effective date of the agreement and controlled by the granting party or jointly owned by the parties. Each party has an obligation to assign rights in certain technology developed under the collaboration to the other party.

The Company had an obligation to issue $5.0 million in shares of its common stock to Prime Medicine, and Prime Medicine had an obligation to issue 5,000,000 shares of its common stock to the Company, should the Company elect to extend the collaboration beyond one year. In September 2020, the Company elected to continue the collaboration and, in October 2020, issued 200,307 shares of its common stock to Prime Medicine. The Company recognized $5.5 million, which represented the fair value of the common stock issued to Prime Medicine, as research and development expense during the year ended December 31, 2020. Additionally, in October 2020, the Company received 5,000,000 shares of Prime Medicine’s common stock and recognized $0.1 million as an offset to research and development expense for the year ended December 31, 2020.

Additionally, the Company provided immaterial interim management and startup services to Prime Medicine through March 2021.

As of June 30, 2021, the Company determined that future milestones and royalties under the Prime Agreement were not probable of recognition.

Verve

In April 2019, the Company entered into a collaboration and license agreement with Verve, or the Verve Agreement, to investigate gene editing strategies to modify genes associated with an increased risk of coronary diseases. Under the terms of the Verve Agreement, the Company granted Verve an exclusive license to certain base editor technology and certain delivery technology, and improvements and Verve granted Beam a non-exclusive license under certain know-how and patents controlled by Verve, an interest in joint collaboration technology and an exclusive license (except as to Verve) under certain delivery technology.

As of June 30, 2021, the Company determined that milestones and royalties under the Verve Agreement were not probable of recognition.

11. Preferred and common stock

In January 2020, the Company authorized the designation of 25,000,000 shares of preferred stock and increased its authorized common stock to 250,000,000 shares, each with a par value of $0.01 per share.

In February 2020, the Company completed its IPO in which the Company issued and sold 12,176,471 shares of its common stock, including 1,588,235 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $207.0 million. The Company received approximately $188.3 million in net proceeds after deducting underwriting discounts and offering expenses payable by the Company. In connection with the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 29,127,523 shares of the Company’s common stock.

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

In October 2020, due to its election to continue the Prime Agreement, the Company issued 200,307 shares of its common stock to Prime Medicine.

In January 2021, the Company issued and sold 2,795,700 shares of its common stock in a private placement at an offering price of $93.00 per share for aggregate gross proceeds of $260.0 million. The Company received $252.0 million in net proceeds after deducting fees to the placement agents and offering expenses payable by the Company.

In April 2021, the Company entered into the Sales Agreement with Jefferies, pursuant to which the Company was entitled to offer and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $300.0 million. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of June 30, 2021, the Company has sold 2,908,009 shares of its common stock under the ATM at an average price of $103.16 per share for aggregate gross proceeds of $300.0 million, before deducting commissions and offering expenses payable by the Company. Of the 2,908,009 shares, 1,761,285 were issued and gross proceeds of $163.2 million were received in June 2021, and 1,146,724 were issued and gross proceeds of $136.8 million were received in July 2021.

Through July 2021, the Company received approximately $290.5 million in net proceeds after deducting commissions and offering expenses payable by the Company.

In July 2021, the Company and Jefferies entered into an amendment to the Sales Agreement, or the Amended Sales Agreement, to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, the Company may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. The Company sold 108,617 shares of its common stock under this agreement subsequent to June 30, 2021 through August 3, 2021 for aggregate gross cash proceeds of $11.0 million, before deducting commission fees and offering expenses payable by the Company.

In May 2021, the first success payment measurements under each of the Harvard License Agreement and Broad Institute License Agreement occurred and success payments to Harvard and Broad Institute were calculated to be $15.0 million and $15.0 million, respectively. The Company elected to make each payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to each of Harvard and Broad Institute to settle these liabilities in June 2021.

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

12. Stock option and grant plan

Stock option and grant plan

The Beam Therapeutics Inc. 2017 Stock Option and Grant Plan adopted by the Company’s board of directors in June 2017 and amended in each of February 2019 and May 2019 provided for the grant of qualified incentive stock options and nonqualified stock options, restricted stock awards, restricted stock units, or other awards to the Company’s employees, officers, directors, advisors, and outside consultants for the issuance or purchase of shares of the Company’s common stock.

In October 2019, the Company’s board of directors adopted the Beam Therapeutics Inc. 2019 Equity Incentive Plan, or the 2019 Plan, and, subsequent to the IPO, all equity-based awards are granted under the 2019 Plan. The 2019 Plan provides for the grant of qualified and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other share-based awards to the Company’s employees, officers, directors, advisors, and outside consultants. As of June 30, 2021, the Company had 9,188,648 shares reserved including 2,555,874 shares available for future issuance pursuant to the 2019 Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$6,340	$1,805	$9,495	$3,578
General and administrative	4,112	964	5,605	1,983
Total stock-based compensation expense	$10,452	$2,769	$15,100	$5,561

Stock options

The following table provides a summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2020	5,336,441	$9.70
Granted	1,236,543	86.38
Exercised	(605,509)	9.65
Forfeitures	(32,731)	28.84
Outstanding at June 30, 2021	5,934,744	25.58
Exercisable as of June 30, 2021	1,733,868	$7.48

The weighted-average grant date fair value per share of options granted in the six months ended June 30, 2021 was $57.33. As of June 30, 2021, there was $90.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2020	1,275,338	$10.95
Issued	619,030	88.49
Vested	(599,207)	4.44
Cancelled	(4,500)	80.04
Unvested as of June 30, 2021	1,290,661	$51.04

At June 30, 2021, there was approximately $62.4 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.2 years.

In February 2020, the Company’s board of directors adopted the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s stockholders. Pursuant to the ESPP, certain employees of the Company, excluding consultants and non-employee directors, are eligible to purchase common stock of the Company at a reduced rate during offering periods. The ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to a calendar year limit of $25,000 and at a purchase price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the applicable purchase date, which will be the final trading day of the applicable purchase period. The first offering period is expected to commence on October 1, 2021. As of June 30, 2021, the Company had 1,049,460 shares available for issuance under the ESPP.

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

	As of June 30,
	2021	2020
Unvested restricted stock	1,290,661	1,880,070
Outstanding options to purchase common stock	5,934,744	5,646,046
Total	7,225,405	7,526,116

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(76,253)	$(34,218)	$(277,813)	$(65,953)
Denominator:
Weighted average number of common shares, basic and diluted	62,210,239	49,430,138	61,215,705	40,077,788
Net loss per common share attributable to common stockholders, basic and diluted	$(1.23)	$(0.69)	$(4.54)	$(1.65)

14. Income taxes

During the three and six months ended June 30, 2021 and 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

15. Related party transactions

Founders

For the six months ended June 30, 2021 and 2020, the Company made payments of $0.2 million and $0.1 million, respectively, to its three founder shareholders for scientific consulting and other expenses.

Verve

The Company and Verve are parties to the Verve Agreement and have a common board member. During the six months ended June 30, 2020, the Company purchased shares of Verve's series A preferred stock valued at $0.8 million. Prior to Verve’s IPO in June 2021, the Company valued such investment based on the cost of the equity securities adjusted for any observable market transactions. Following the initial public offering, the equity securities have a readily determinable fair value; however, they are subject to transfer restrictions. Following the initial public offering, the Company owned 546,970 shares of Verve's common stock, the value of which is included in long-term investments in the condensed consolidated balance sheet. The Company recorded the investment at fair value as of June 30, 2021, which resulted in the recognition of $25.8 million and $26.9 million of other income for the three and six months ended June 30, 2021. The value of this investment as of June 30, 2021 is $29.3 million.

The Company purchased certain materials from Verve amounting to $0.2 million, which are recorded as research and development expenses within the accompanying condensed consolidated statements of operations and other comprehensive loss, for six months ended June 30, 2021.

Prime Medicine

The Company and Prime Medicine are parties to the Prime Agreement and have a common founder and a common board member.

Additionally, in September 2019, in connection with the Prime Agreement, the Company executed a letter agreement, as amended, to provide certain interim management and startup services to Prime Medicine through March 2021. Prime Medicine was obligated to reimburse the Company’s out-of-pocket costs incurred in connection with performing these services and, beginning in October 2020, paid the Company a $30,000 monthly service fee. For the six months ended June 30, 2021, the Company recognized $0.1 million for performing such services in interest and other income (expense), net, within the accompanying consolidated statements of operations and other comprehensive loss.

16. Subsequent Events

At-the-Market Offering

In July 2021, the Company and Jefferies entered into the Amended Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, the Company may offer and sell additional shares of common stock having an aggregate offering price of an additional $500.0 million. The Company sold 108,617 shares of its common stock under this agreement subsequent to June 30, 2021 through August 3, 2021 for aggregate gross cash proceeds of $11.0 million, before deducting commission fees and offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part II, Item 1A. and elsewhere in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and in the “Summary Risk Factors” and “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or the 2020 Form 10-K.

Overview

We are a biotechnology company committed to establishing the leading, fully integrated platform for precision genetic medicines. Our vision is to provide life-long cures to patients suffering from serious diseases. To achieve this vision, we have assembled a platform that includes a suite of gene editing and delivery technologies and are in the process of developing internal manufacturing capabilities. Our suite of gene editing technologies is anchored by our proprietary base editing technology, which potentially enables an entirely new class of precision genetic medicines that target a single base in the genome without making a double-stranded break in the DNA. This approach uses a chemical reaction designed to create precise, predictable and efficient genetic outcomes at the targeted sequence. Our novel base editors have two principal components: (i) a clustered regulatory interspaced short palindromic repeats, or CRISPR protein, bound to a guide RNA, that leverages the established DNA-targeting ability of CRISPR, but modified to not cause a double-stranded break, and (ii) a base editing enzyme, such as a deaminase, which carries out the desired chemical modification of the target DNA base. We believe this design contributes to a more precise and efficient edit compared to traditional gene editing methods, which operate by creating targeted double-stranded breaks in the DNA; these breaks can result in unwanted DNA modifications. We believe that the precision of our editors will dramatically increase the impact of gene editing for a broad range of therapeutic applications.

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

The elegance of the base editing approach combined with a tissue specific delivery modality provides the basis for a targeted efficient, precise, and highly versatile gene editing system, capable of gene correction, gene silencing or gene activation, and/or multiplex editing of several genes simultaneously. We are currently advancing a broad, diversified portfolio of base editing programs against distinct editing targets, utilizing the full range of our development capabilities. We believe the flexibility and versatility of our base editors may lead to broad therapeutic applicability and transformational potential for the field of precision genetic medicines.

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

We have achieved proof-of-concept in vivo with long-term engraftment of base edited human CD34 cells in mice for BEAM-101. Persistence of engraftment and high levels of editing have been confirmed in several preclinical studies, including in studies using material generated at a clinically relevant scale. Following conversations with regulators and supported by our off-target biology assays, we initiated Investigational New Drug, or IND-enabling studies in 2020 and expect to file an IND for BEAM-101 during the second half of 2021.

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

Ex vivo electroporation for multiplex editing: CAR-T cell therapies

The initial indications that we plan to target with our chimeric antigen receptor T-cell, or CAR-T, product candidates are relapsed, refractory T-cell acute lymphoblastic leukemia, or T-ALL, a severe disease affecting children and adults, and Acute Myeloid Leukemia, or AML. We believe that our approach has the potential to produce higher response rates and deeper remissions than existing approaches. Our proof-of-concept pre-clinical experiments have demonstrated the ability of base editors to efficiently modify up to 8 genomic loci simultaneously in primary human T cells with efficiencies ranging from 85-95% as measured by flow cytometry of target protein knockdown. Importantly, these results were achieved without the generation of chromosomal rearrangements, as detected by sensitive methods such as UDiTaSTM or G-banded Karyotyping and with no loss of cell viability from editing. Our proof-of-concept experiments have also demonstrated robust T-cell killing of target tumor cells both in vitro and in vivo.

BEAM-201: Universal CD7-targeting CAR-T cells

BEAM-201 is our potent and specific anti-CD7, multiplex edited, allogeneic CAR-T development candidate for the treatment of relapsed/refractory T-ALL. BEAM-201 is produced using a Good Manufacturing Practice, or cGMP, compliant, clinical-scale process in which T-cells derived from healthy donors are simultaneously base edited at four genomic loci, then transduced with a lentivirus coding for an anti-CD7 CAR. The resulting cells are universally-compatible, allogeneic (“off the shelf”) CD7-targeting CAR-T cells, resistant to both fratricide and immunosuppression. To our knowledge, BEAM-201 is the first cell therapy featuring four simultaneous edits. In August 2021, we announced that we had initiated IND-enabling studies for BEAM-201.

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

GSDIa is an inborn disorder of glucose metabolism caused by mutations in the G6PC gene, which results in low blood glucose levels that can be fatal if patients do not adhere to a strict regimen of slow-release forms of glucose, administered every one to four hours (including overnight). Our approach to treating patients with GSDIa is to apply base editing using LNP delivery to repair the two most prevalent mutations that cause the disease, R83C and Q347X.

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

To date, with this formulation, we have shown high levels of editing in mice at doses consistent with clinical use. In addition, in May 2021, we announced initial data from our evaluation of various LNP formulations and mRNA production processes using an mRNA-encoding ABE and guide RNA to target the ALAS1 gene, a surrogate payload for genetic liver diseases. These data showed improved in vivo editing in the livers of non-human primates from less than 10% initially to 52% at a total RNA dose of 1.5 mg/kg. These data also demonstrated that these formulations were well tolerated by non-human primates at 1.5 mg/kg with mild and transient liver enzyme elevations, and showed promising interim stability, maintaining potency after 8 weeks at -20⁰C. We are continuing to work on optimizing our LNP formulations and believe we are on track to nominate our first development candidate from our liver portfolio in the second half of 2021.

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

Non-Viral delivery for liver diseases

Verve Therapeutics

In April 2019, we entered into a collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics Inc., or Verve, a company focused on developing genetic medicines to safely edit the genome of adults to permanently lower LDL cholesterol and triglyceride levels and thereby treat coronary heart disease. This collaboration allows us to more fully realize the potential of base editing in treating cardiovascular diseases, an area outside of our core focus where the Verve team has significant expertise. Under the terms of the agreement, Verve received exclusive access to our base editing technology, gene editing, and delivery technologies for human therapeutic applications against certain cardiovascular targets. In exchange, we received shares of Verve common stock. Additionally, we will receive milestone payments for certain clinical and regulatory events and we retain the option, after the completion of Phase 1 studies, to participate in future development and commercialization, and share 50 percent of U.S. profits and losses, for any product directed against these targets. Verve granted to us a non-exclusive license under know-how and patents controlled by Verve, and an interest in joint collaboration technology. Either party may owe the other party other milestone payments for certain clinical and regulatory events related to the delivery technology products. Royalty payments may become due by either party to the other based on the net sales of any commercialized delivery technology products under the agreement. Per the terms of our agreement with Verve, we can exercise our right to participate in the future development and commercialization of any programs at the completion of Phase 1 studies.

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

In January 2021, Verve also reported additional preclinical proof-of-concept data in non-human primates that demonstrated the successful use of ABEs to turn off PCSK9. Utilizing ABE technology licensed from us and an optimized guide RNA packaged in an engineered LNP, Verve announced data demonstrating that in vivo base editing of the PCSK9 gene in the liver of non-human primates resulted in durable and consistent lowering of blood LDL-C and blood PCSK9 protein levels following a single course of treatment. In its pre-clinical studies, Verve reported that a single intravenous infusion achieved a 59% reduction in blood LDL-C at two weeks, which was maintained at six months post treatment, and that LDL-C reduction over this time period averaged 61%. Verve also disclosed that during this same six-month time period, the average blood PCSK9 protein level was reduced by 89%. Verve further reported that the treatment was well tolerated with no adverse events reported during the study and that in studies of primary human hepatocytes, clear evidence of on-target editing was observed with no evidence of off-target editing.

Verve announced the closing of its initial public offering in June 2021, at which time we owned 546,970 shares of its common stock. Following the initial public offering, the equity securities are included in long-term investments on the consolidated balance sheet. We recorded the investment at fair value as of June 30, 2021 which resulted in of the recognition of $26.9 million of other income for the six months ended June 30, 2021. The value of this investment as of June 30, 2021 is $29.3 million.

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

Complement-Driven Diseases

Apellis Pharmaceuticals

In June 2021, we entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of our base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, we will supply certain of our base editing technology and conduct preclinical research on up to six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis will have exclusive rights to license each of the six programs and will assume responsibility for subsequent development. We may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to one program licensed under the collaboration.

As part of the collaboration, we are eligible to receive a total of $75.0 million in upfront and near-term milestones from Apellis, which is comprised of $50.0 million received upon signing and an additional $25.0 million payment on June 30, 2022, the one-year anniversary of the signing date of the Apellis Agreement. Following any exercise of the opt-in license rights for any of the six programs, we will be eligible to receive development, regulatory, and sales milestones from Apellis, as well as royalty payments on sales. The collaboration has an initial term of five years and may be extended up to two years on a per year and program-by-program basis. We have received the $50.0 million fee as of July 2021.

Manufacturing

To realize the full potential of base editors as a new class of medicines and to enable our parallel investment strategy in multiple delivery modalities, we are building customized and integrated capabilities across discovery, manufacturing, and preclinical and clinical development. Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we have taken steps toward establishing our own manufacturing facility, which will provide us the flexibility to manufacture a variety of different product modalities. We believe this investment will maximize the value of our portfolio and capabilities, the probability of technical success of our programs, and the speed at which we can provide life-long cures to patients.

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

Acquisitions

In February 2021, we entered into an Agreement and Plan of Merger, or the Guide Merger Agreement, to acquire Guide Therapeutics, Inc., or Guide. Pursuant to the Guide Merger Agreement, we paid Guide’s former stockholders and optionholders upfront consideration in an aggregate amount of $120.0 million, excluding customary purchase price adjustments, in shares of our common stock, based upon the volume-weighted average price of the common stock over the ten trading day period ending on February 19, 2021. In addition, Guide’s former stockholders and optionholders are eligible to receive up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in our common stock.

COVID-19

With the ongoing concern related to the COVID-19 pandemic in the year ended December 31, 2020 and the six months ended June 30, 2021, we have maintained and expanded the business continuity plans to address and mitigate the impact of the COVID-19 pandemic on our business. In March 2020, to protect the health of our employees, and their families and communities, we restricted access to our offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our employees work remotely. In May 2020, as certain states eased restrictions, we established new protocols to better allow our full laboratory staff access to our facilities. These protocols included several shifts working over a seven-day week protocol. In June 2021, as states continued to ease restrictions, we started to allow for all of our employees to work on-site at our facilities, with fewer restrictions, particularly for vaccinated employees. We expect to continue incurring additional costs to ensure we adhere to the guidelines instituted by the Centers for Disease Control and to provide a safe working environment to our onsite employees.

The extent to which the COVID-19 pandemic impacts our business, our corporate development objectives, results of operations and financial condition, including the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures and business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, periodic spikes in infection rates, new strains of the virus that cause outbreaks of COVID-19, and the broad availability of effective vaccines. Disruptions to the global economy, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

While the COVID-19 pandemic did not significantly impact our business or results of operations during the six months ended June 30, 2021, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

Critical accounting policies and significant judgements

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to stock-based compensation, variable interest entities, fair value measurements, and leases. There have been no significant changes to our existing critical accounting policies and significant accounting policies discussed in the 2020 Form 10-K, except as discussed below.

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

Contingent Consideration Liabilities

We may be required to make milestone payments to the former stockholders and optionholders of Guide in the form of our common stock based on the achievement of certain product and technology milestones. The payments are accounted for under ASC 480, Distinguishing Liabilities from Equity. These contingent consideration liabilities are carried at fair value which was estimated by applying a probability-based model, which utilized inputs that were unobservable in the market. The estimated fair value of contingent consideration liabilities, initially measured and recorded on the acquisition date, are considered to be a Level 3 measurement and are reviewed quarterly, or whenever events or circumstances occur that indicate a change in fair value. The contingent consideration liabilities are recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in other income (expense) in the condensed consolidated statements of operations.

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

Financial operations overview

General

We were incorporated on January 25, 2017 and commenced operations shortly thereafter. Since our inception, we have devoted substantially all of our resources to building our base editing platform and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our redeemable convertible preferred stock and proceeds from offerings of our common stock.

We are a development stage company, and all of our programs are at a preclinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of our products for the foreseeable future. Since inception we have incurred significant operating losses. Our net losses for the six months ended June 30, 2021 and 2020 were $277.8 million and $64.7 million, respectively. As of June 30, 2021, we had an accumulated deficit of $675.4 million. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we continue our preclinical development of product candidates; advance these product candidates toward clinical development; build and operate our cGMP, facility in North Carolina, further develop our base editing platform; continue to make investments in delivery technology for our base editors, including in connection with our recent acquisition of Guide; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical and commercial personnel. In addition, we expect to continue to incur additional costs associated with operating as a public company and implementing controls over financing reporting.

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
•
the cost of manufacturing product candidates for use in our preclinical studies and future clinical trials;
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

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities. We also expect to continue to incur increased costs associated with being a public company and implementing controls over financial reporting, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with the requirements of the Nasdaq Global Select Market and SEC , director and officer insurance costs, and investor and public relations costs.

Other income and expenses

Other income and expenses consist of the following items:

•
Change in fair value of derivative liabilities consists of remeasurement gains or losses associated with changes in success payment liabilities associated with our license agreement with Harvard, dated as of June 27, 2017, as amended, or the

•
Harvard License Agreement, and the license agreement between Blink Therapeutics, Inc. and Broad Institute, dated as of May 9, 2018, as amended, or the Broad License Agreement.
•
Change in fair value of long-term investments consists of mark-to-market adjustments related to our investments in equity securities.
•
Change in fair value of contingent consideration liabilities consists of remeasurement gains or losses associated with changes in the technology and product contingent consideration liabilities as part of the Guide Merger Agreement.
•
Interest and other income (expense), net consists primarily of interest income as well as interest expense related to our equipment financings.

Results of operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
License revenue	$6	$6	$—
Operating expenses:
Research and development	45,577	19,354	26,223
General and administrative	13,403	6,937	6,466
Total operating expenses	58,980	26,291	32,689
Loss from operations	(58,974)	(26,285)	(32,689)
Other income (expense):
Change in fair value of derivative liabilities	(42,300)	(8,700)	(33,600)
Change in fair value of long-term investments	25,814	517	25,297
Change in fair value of contingent consideration liabilities	(741)	—	(741)
Interest and other income (expense), net	(52)	250	(302)
Total other income (expense)	(17,279)	(7,933)	(9,346)
Net loss	$(76,253)	$(34,218)	$(42,035)

License revenue

License revenue was approximately $6.0 thousand for the three months ended June 30, 2021 and 2020. License revenue represents revenue recorded under the Verve Agreement.

Research and development expenses

Research and development expenses were $45.6 million and $19.4 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $26.2 million was primarily due to the following:

•
An increase of $4.3 million in personnel-related costs and $3.6 million in facility-related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 127 at June 30, 2020 to 218 at June 30, 2021, and their related activities, as well as the expense allocated to research and development related to our leased facilities.
•
An increase of $11.4 million in outsourced services and lab supplies, driven primarily by external research services such as CMOs, pre-IND studies and sponsored research agreements and movement of our lead programs into IND enabling activities.
•
An increase of $4.5 million in stock compensation from additional stock option awards due to the increase in the number of research and development employees as well as an increase in the value of our common stock.
•
An increase of $1.3 million in other expenses, primarily related to an increase in research and development specific software costs.
•
An increase of $1.1 million in sublicense fees for amounts due to Harvard related to the Apellis Agreement.

Research and development expenses will continue to increase as we continue our current research programs, initiate new research programs, continue the preclinical development of our product candidates and conduct any future preclinical studies and clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $13.4 million and $6.9 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $6.5 million was primarily due to the following:

•
An increase of $2.7 million in personnel related costs and $0.5 million in facility-related costs, including depreciation, due to an increase in general and administrative employees from 24 employees as of June 30, 2020 to 48 employees as of June 30, 2021, as well as the expense allocated to general and administrative expenses related to our leased facilities.
•
An increase of $0.4 million in insurance costs due to higher premiums attributable to the Company's directors and officers insurance policy following our IPO in February 2020 and insurance costs related to the Guide Acquisition in 2021.
•
An increase of $3.1 million in stock-based compensation due to an increase in the number of general and administrative employees, as well as an increase in the value of our common stock.

Change in fair value of derivative liabilities

During the three months ended June 30, 2021, we recorded $42.3 million of expense related to the change in fair value of success payment liabilities as compared to $8.7 million expense for the three months ended June 30, 2020 due to increases in the price of our common stock. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of June 30, 2021 and will continue to be revalued at each reporting period.

Change in fair value of long-term investments

During the three months ended June 30, 2021, we recorded other income of $25.8 million as a result of the increase in the value of Verve's common stock.

Change in contingent consideration liabilities

During the three months ended June 30, 2021, we recorded $0.7 million of expense related to the change in fair value of the Guide technology and product contingent consideration liabilities.

Interest and other income (expense), net

The decrease in interest and other income (expense), net was primarily due to a decrease in interest income driven by decreased market rates.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations, together with the change in dollars (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
License revenue	$12	$12	$—
Operating expenses:
Research and development	235,683	40,903	194,780
General and administrative	23,676	13,749	9,927
Total operating expenses	259,359	54,652	204,707
Loss from operations	(259,347)	(54,640)	(204,707)
Other income (expense):
Change in fair value of derivative liabilities	(44,200)	(11,400)	(32,800)
Change in fair value of long-term investments	26,852	517	26,335
Change in fair value of contingent consideration liabilities	(1,046)	—	(1,046)
Interest and other income (expense), net	(72)	847	(919)
Total other income (expense)	(18,466)	(10,036)	(8,430)
Net loss	$(277,813)	$(64,676)	$(213,137)

License revenue

License revenue was approximately $12.0 thousand for the six months ended June 30, 2021 and June 30, 2020. License revenue represents Verve license revenue recorded under the Verve Agreement.

Research and development expenses

Research and development expenses were $235.7 million and $40.9 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $194.8 million was primarily due to the following:

•
$155.0 million of expense related to in-process research and development asset acquired from Guide as there was determined to be no alternative future use.
•
An increase of $18.4 million in outsourced services and lab supplies, driven primarily by external research services such as CMOs, pre-IND studies and sponsored research agreements and IND-enabling activities with our lead programs.
•
Increases of $7.4 million in personnel-related costs and $6.9 million in facility-related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 127 at June 30, 2020 to 218 at June 30, 2021, and their related activities, as well as the expense allocated to research and development related to our leased facilities.
•
An increase of $5.9 million in stock-based compensation due to the increase in the number of research and development employees, as well as an increase in the value of our common stock.
•
An increase of $2.4 million in other expenses, primarily related to an increase in research and development specific software costs.
•
A decrease of $1.2 million in milestone and license expenses. In March 2020, we recorded a $2.3 million milestone liability as the issuance of a certain Bio Palette patent in the United States became probable. In June 2020, we recorded $1.1 million in sublicense fees for amounts due to Harvard related to the Apellis Agreement.

Research and development expenses will continue to increase as we continue our current research programs, initiate new research programs, continue the preclinical development of our product candidates and conduct any future preclinical studies and clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $23.7 million and $13.7 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $9.9 million was primarily due to the following:

•
Increases of $4.0 million in personnel related costs and $0.8 million in facility related costs, including depreciation, costs due to an increase in general and administrative employees from 24 employees as of June 30, 2020 to 48 employees as of June 30, 2021, as well as the expense allocated to general and administrative expenses related to our leased facilities.
•
An increase of $3.6 million in stock-based compensation due to an increase in the number of general and administrative employees, as well as an increase in the value of our common stock.
•
An increase of $0.9 million in insurance costs due to increased directors and officers insurance costs as a result of our becoming a public company in February 2020 and insurance costs related to the Guide Acquisition in 2021.
•
And increase of $0.6 million in legal costs due to costs related to our acquisition of Guide and the completion of the Apellis Agreement.

Change in fair value of derivative liabilities

During the six months ended June 30, 2021, we recorded $44.2 million of expense related to the change in fair value of success payment liabilities as compared to $11.4 million expense for the six months ended June 30, 2020 due to increases in the price of our common stock. A portion of the success payments was paid in shares in June 2021; the remaining success payment obligations are still outstanding as of June 30, 2021 and will continue to be revalued at each reporting period.

Change in fair value of long-term investments

During the six months ended June 30, 2021 we recorded income of $26.9 million as a result of the increase in the value of Verve's common stock.

Change in contingent consideration liabilities

During the six months ended June 30, 2021, we recorded $1.0 million of expense related to the change in fair value of the Guide technology and product contingent consideration liabilities as a result of the change in assumptions for the achievement of the milestones.

Interest and other income (expense), net

The decrease in interest and other income (expense), net was primarily due to a decrease in interest income driven by decreased market rates.

Liquidity and capital resources

Since our inception in January 2017, we have not generated any revenue from product sales, have generated only limited license revenue from the Verve Agreement, and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our product candidates. In February 2020, we completed our IPO in which we issued and sold 12,176,471 shares of our common stock, including 1,588,235 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $17.00 per share. We received net proceeds from our IPO of $188.3 million, after deducting underwriting discounts and offering expenses payable by us. In October 2020, we issued and sold 5,750,000 shares of our common stock, including 750,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $23.50 per share, for aggregate gross proceeds of $135.1 million. We received approximately $126.6 million in net proceeds after deducting applicable underwriting discounts and offering expenses. In January 2021, we issued and sold 2,795,700 shares of our common stock in a private placement at an offering price of $93.00 per share for aggregate gross proceeds of $260.0 million. We received $252.0 million in net proceeds after deducting offering expenses payable by us. To date, we have funded our operations primarily through equity offerings.

In April 2021, we filed a universal shelf registration statement on Form S-3 with the SEC, or the 2021 Shelf, to register for sale an indeterminate amount of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective upon filing with the SEC (File No. 333-254946).

In April 2021, we entered into an at the market, or ATM, sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we were entitled to offer and sell, from time to time at prevailing market prices, shares of our common stock having aggregate gross proceeds of up to $300.0 million. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold Jefferies under the Sales Agreement. As of June 30, 2021, we have sold 2,908,009 shares of our common stock under the ATM at an average price of $103.16 per share for aggregate gross proceeds of $300.0 million, before deducting commissions and offering expenses payable by us. Of the 2,908,009 shares, 1,761,285 were issued and gross proceeds of $163.2 million were received in June 2021, and 1,146,724 were issued and gross proceeds of $136.8 million were received in July 2021. Through July 2021, we have received approximately $290.5 million in net proceeds after deducting commissions and offering expenses payable by us.

In July 2021, we and Jefferies entered into an amendment to the Sales Agreement, or the Amended Sales Agreement, to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, we may offer and sell shares of our common stock having an aggregate offering price of an additional $500.0 million. We sold 108,617 shares of our common stock under this agreement subsequent to June 30, 2021 through August 3, 2021 for aggregate gross cash proceeds of $11.0 million, before deducting commission fees and offering expenses payable by us.

As of June 30, 2021, we had $615.3 million in cash, cash equivalents, and marketable securities.

We are required to make success payments to Harvard and Broad Institute based on increases in the per share fair market value of our Series A-1 Preferred Stock and Series A-2 Preferred Stock or, subsequent to our IPO, our common stock. The amounts due may be settled in cash or shares of our common stock, at our discretion. In May 2021, the first success payment measurements occurred and success payments to Harvard and Broad Institute were calculated to be $15.0 million and $15.0 million, respectively. We elected to make each payment in shares of our common stock, and issued 174,825 shares to each of Harvard and Broad Institute to settle these liabilities in June 2021.

We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from the sale of our products candidates for the foreseeable future. We anticipate that we may need to raise additional capital in order to continue to fund our research and development, including our planned preclinical studies and clinical trials, building, maintaining and operating a commercial-scale cGMP manufacturing facility, and new product development, as well as to fund our general operations. As and if necessary, we will seek to raise these additional funds through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. Especially in light of the COVID-19 pandemic, we can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. For a more detailed discussion of risks related to COVID-19, please see Part I, Item 1A, Risk Factors—Risks related to our relationships with third parties, included in our 2020 Form 10-K.

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(71,105)	$(50,230)
Net cash used in investing activities	(292,763)	(53,924)
Net cash provided by financing activities	413,712	192,235
Net change in cash, cash equivalents and restricted cash	$49,844	$88,081

Operating activities

Net cash used in operating activities for the six months ended June 30, 2021 was $71.1 million, consisting primarily of our net loss of $277.8 million, an increase in the fair value of a non-controlling equity investment of $26.9 million and an increase in prepaid expenses and other current assets of $3.1 million, offset by an increase in operating lease liabilities of $11.9 million and an increase in accounts payable and accrued expenses of $2.0 million, also offset by noncash charges consisting primarily of in-process research and development expense of $155.0 million, fair value of derivative liabilities of $44.2 million, stock-based compensation expense of $15.1 million, a change in operating lease ROU assets of $4.6 million, depreciation and amortization expense of $3.1 million, and change in fair value of contingent consideration liabilities of $1.0 million.

Net cash used in operating activities for the six months ended June 30, 2020 was $50.2 million, consisting primarily of our net loss of $64.7 million, an increase in prepaid expenses and other current assets of $4.2 million, a decrease in operating lease liabilities of $1.8 million, offset by noncash charges consisting primarily of stock-based compensation expense of $5.6 million, change in fair value of derivative liabilities of $11.4 million, depreciation expense of $2.2 million, and change in operating lease ROU assets of $2.0 million.

Investing activities

For the six months ended June 30, 2021, cash used in investing activities was primarily the net purchases of marketable securities of $265.7 million, and purchases of property and equipment of $27.7 million. We also received $0.6 million in net cash from our acquisition of Guide, after the payment of acquisition costs.

For the six months ended June 30, 2020, cash used in investing activities was primarily the net purchases of marketable securities of $47.8 million, and purchases of property and equipment of $5.4 million.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2021 consisted primarily of proceeds from our private placement offering of $260.0 million, proceeds from our ATM Sales Agreement of $158.3 million and proceeds from the exercise of stock options of $5.0 million, offset in part by the payment of equity offering costs of $8.5 million and repayments of equipment financing liabilities of $1.0 million.

Net cash provided by financing activities for the six months ended June 30, 2020 consisted primarily of proceeds from our IPO of $192.5 million, net of underwriting discounts, and proceeds of $1.6 million from equipment financing, and proceeds from the exercise of stock options of $0.5 million, offset by the payment of equity offering costs of $1.7 million, and repayments of equipment financing liabilities of $0.7 million.

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
•
initiate preclinical studies and clinical trials for any product candidates we identify and develop;
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

We expect that our cash, cash equivalents and marketable securities at June 30, 2021 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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
•
the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we are a party to or may become a party to;
•
the payment of success liabilities to Harvard and Broad Institute pursuant to the respective terms of the Harvard License Agreement and the Broad Institute License Agreement, should we choose to pay in cash;
•
the extent to which we acquire or in-license products, intellectual property, and technologies;
•
the costs of obtaining, building, operating and expanding our manufacturing capacity; and
•
the impacts of the COVID-19 pandemic and our response to it.

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

Until such time, if ever, as we can generate substantial revenues from the sale of our product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds. Debt financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. In addition, debt financings would result in increased fixed payment obligations.

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

Contractual obligations

We enter into contracts in the normal course of business with contract research organizations and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. During the six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K with the exception of the commitments as described below.

During the six months ended June 30, 2021, we entered into the second phase of our April 2019 lease for office and laboratory space to be built. The minimum of undiscounted lease payments due under the second phase of this lease is $42.7 million.

In May 2021, the first success payment measurements under the Harvard License Agreement and Broad License Agreement occurred and success payments to Harvard and Broad Institute were calculated to be $15.0 million and $15.0 million, respectively. We elected to make each payment in shares of our common stock, and issued 174,825 shares of our common stock to each of Harvard and Broad Institute to settle these liabilities in June 2021.

Off-balance sheet arrangements

We did not have during the periods presented and we do not currently have any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2021, we had cash, cash equivalents, and marketable securities of $615.3 million, which consisted of cash, money market funds, commercial paper and corporate notes, U.S. Treasury securities and government securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency exchange rates. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Risk Factor Summary” and “Item 1A. Risk Factors” in the 2020 Form 10-K and “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the section titled “Item 1A. Risk Factors” in each of the 2020 Form 10-K and our quarterly reports, such as risks related to our need to raise additional funding, fluctuation of our quarterly financial results, and our ability to obtain regulatory approvals for our product candidates.

The risk factors set forth below represent new risk factors or those containing changes to the similarly titled risk factor included in “Item 1.A Risk Factors” of the 2020 Form 10-K.

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

A significant risk in any base editing product candidate is that “off-target” edits may occur, which could cause serious adverse events, undesirable side effects or unexpected characteristics. For example, Erwei Zuo et al. reported that cytosine base editors generated substantial off-target edits, that is, edits in unintended locations on the DNA, when tested in mouse embryos. Such unintended edits are referred to as “spurious deamination.” We cannot be certain that off-target editing will not occur in any of our planned or future clinical studies, and the lack of observed side effects in preclinical studies does not guarantee that such side effects will not occur in human clinical studies. We have developed assays that can detect off-target edits, even when such edits occur at very low frequencies. Using these assays, we have observed off-target edits in our base editing product candidates. As the sensitivity of these assays increases, it is possible that we will continue to detect more such off-target edits. While we do not believe that the off-target edits we have observed to date have had a material adverse impact on the safety or benefit of our product candidates, if, in the future, we detect off-target edits for a product candidate that negatively impact safety or efficacy, our ability to develop the product candidate as a therapeutic could be adversely affected. There is also the potential risk of delayed adverse events following exposure to base editing therapy due to the permanence of edits to DNA or due to other components of product candidates used to carry the genetic material. Further, because base editing makes a permanent change, the therapy cannot be withdrawn, even after a side effect is observed. In addition, Rees et al. and Grunewald et al. have reported that the deaminases we currently use in our C base editors and our A base editors for use in DNA base editing also cause unintended mutations in RNA for as long as the editor is present in the cell.

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

In certain rare DNA sequence contexts, where more than one edit occurs on a contiguous piece of DNA, the repair of two or more nicks may lead to a deletion.  For example, in our BEAM-101 program, where we are simultaneously editing two positions in the promoters of the HBG2 and HBG1 genes, which share >99% sequence identity and are contiguous due to a gene duplication event, we observed a 5 kb deletion in HBG2 at single digit percentages in animal studies.  We do not believe that such a deletion represents a safety or efficacy concern because healthy individuals, including those with hereditary persistence of fetal hemoglobin, with naturally-occurring deletions at this locus, including some as large as 13 kb, have been documented. However, if we were to observe deletions that have a negative effect on HbF upregulation or on other important cellular attributes, our ability to develop BEAM-101 as a therapeutic could be adversely affected.

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

On June 21, 2021, the PTAB declared an interference (U.S. Interference No. 106,133) between the same 14 U.S. patents and two U.S. patent applications (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,889,418; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; and 9,840,713, and U.S. Serial Nos. 14/704,551 and 15/330,876, co-owned by the Boston Licensing Parties) as named in the interference with Toolgen, and one U.S. patent application (U.S. Serial Nos. 15/456,204) that is owned by Sigma-Aldrich Co., LLC, or Sigma-Aldrich. In the declared interference, the Boston Licensing Parties have been designated as the junior party and Sigma-Aldrich has been designated as the senior party.

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

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

Unregistered Sales of Equity Securities

The following unregistered sales of equity securities occurred during the three months ended June 30, 2021.

On June 10, 2021, we issued (i) 174,825 shares of common stock to Harvard in satisfaction of a $15.0 million success payment due to Harvard pursuant to the terms of the Harvard License Agreement and (ii) 174,825 shares of common stock to Broad Institute in satisfaction of a $15.0 million success payment due to Broad Institute pursuant to the terms of the Broad License Agreement.  Each of the foregoing issuances was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of proceeds from registered securities

In February 2020, we closed our IPO in which we issued and sold 12,176,471 shares of our common stock, including 1,588,235 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $207.0 million. We received approximately $188.3 million in net proceeds after deducting underwriting discounts and offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-233985), which was declared effective by the SEC on February 5, 2020, and a Registration Statement on Form S-1 MEF (File No. 333-236284) filed pursuant to Rule 462(b) of the Securities Act. The offering commenced on February 5, 2020 and did not terminate until the sale of all the shares offered.

Our use of the net offering proceeds through the date of the filing of this Quarterly Report on Form 10-Q, is consistent with the use of proceeds described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on February 7, 2020, and there has been no material change in our planned use of the balance of the net proceeds from our IPO described in such prospectus.

Item 6. Exhibits.

If Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Amended and Restated By-laws of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.2

4.1	Form of Purchase Agreement, dated as of January 16, 2021, among Beam Therapeutics Inc. and each purchaser party thereto.	8-K	001-39208	01/19/2021	10.1

10.1	Amended and Restated Letter Agreement between Beam Therapeutics Inc. and John Evans dated June 9, 2021.					X

10.2	Amended and Restated Beam Therapeutics Inc. Non-Employee Director Compensation Policy dated June 10, 2021.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAM THERAPEUTICS INC.

Date: August 10, 2021	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

Date: August 10, 2021	By:	/s/ Terry-Ann Burrell
Terry-Ann Burrell
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)