Form 10-K
period 2021-12-31
Beam Therapeutics Inc.
filed 2022-02-28
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39208

Beam Therapeutics Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-5238376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

238 Main Street Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 857-327-8775

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BEAM	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $6.45 billion, based on the closing price of the registrant’s common stock on Nasdaq on June 30, 2021, the last business day of the registrant’s most recently completed second quarter.

The number of shares of registrant’s common stock outstanding as of February 22, 2022 was 68,730,340.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of important risks, uncertainties and assumptions, including those described in “Risk Factors Summary” and in “Risk Factors” in Part I, Item 1A of this report. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. These forward-looking statements reflect, among other things:

•
our current expectations and anticipated results of operations;
•
our expectations regarding the initiation, timing, progress and results of our research and development programs and preclinical studies, including our expectations that we will submit an Investigational New Drug application, or IND, for BEAM-102 for the treatment of sickle cell disease and BEAM-201 for the treatment of relapsed/refractory T-cell acute lymphoblastic leukemia, that we will initiate IND-enabling studies for BEAM-301 for the treatment Glycogen Storage Disease Type IA (R83C mutation) and that we will nominate a CAR-T development candidate and an additional in vivo liver development candidate during 2022;
•
our expectations regarding the initiation, timing, progress and results of our clinical trials, including our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON-101 trial;
•
our ability to develop and maintain a sustainable portfolio of product candidates;
•
our ability to develop life-long, curative, precision genetic medicines for patients through base editing;
•
our ability to create a hub for partnering with other companies;
•
our plans for preclinical studies for product candidates in our pipeline;
•
our ability to advance any product candidates that we may develop and successfully complete any clinical trials or preclinical studies, including the manufacture of any such product candidates;
•
our ability to pursue a broad suite of clinically validated delivery modalities;
•
our expectations regarding our ability to generate additional novel lipid nanoparticles that we believe could accelerate novel nonviral delivery of gene editing or other nucleic acid payloads to tissues beyond the liver and our ability to expand the reach of our programs, including as a result of our acquisition of Guide Therapeutics, Inc., or Guide;
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
•
our ability to successfully develop our delivery modalities and obtain and maintain approval for our product candidates;
•
our ability to successfully establish and maintain a commercial-scale current Good Manufacturing Practice, or cGMP, manufacturing facility and our expectations that this facility will be operational in the first quarter of 2023;
•
regulatory developments in the United States and foreign countries;
•
our ability to attract and retain key scientific and management personnel;

•
our expectations regarding the strategic and other potential benefits of our acquisition of Guide; and
•
the impact of the coronavirus disease of 2019, or COVID-19, pandemic on our business.

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

MARKET AND INDUSTRY DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this report is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors Summary” and “Risk Factors” in Part I, Item 1A of this report. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

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
•
We are very early in our development efforts. Nearly all of our product candidates are still in preclinical development or earlier stages and it will be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates to and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
Regulatory requirements governing genetic medicines, and in particular any novel genetic medicines we may develop, have changed frequently and may continue to change in the future.
•
Genetic medicines are novel, and any product candidates we develop may be complex and difficult to manufacture. We could experience delays in satisfying regulatory authorities or production problems that result in delays in our development or commercialization programs, limit the supply of our product candidates we may develop, or otherwise harm our business.
•
We contract with third parties for the manufacture of materials for our research programs, preclinical studies and clinical trial and expect to continue to do so for at least a portion of the manufacturing process for our research programs, preclinical studies, clinical trials and for commercialization of any product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
•
Because we are developing product candidates in the field of genetics medicines, a field that includes gene therapy and gene editing, in which there is little clinical experience, there is increased risk that the U.S. Food and Drug Administration, the European Medicines Agency or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze.
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
•
The intellectual property landscape around gene editing technology, including base editing and delivery technology, is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent, delay or otherwise interfere with our product discovery and development efforts.
•
Our activities rely on information technology in our own systems and those of our business partners. These systems are subject to a wide and growing variety of cybersecurity risks that may adversely impact our business activities or our ability to engage in various transactions to support our business activities.
•
Our clinical research activities depend on the use and disclosure of personal data related to individuals participating in our clinical trials. The rules addressing this data are changing across the world, and these rules may adversely impact our ability to identify individuals for clinical trials or conduct our trials.
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

Our suite of gene editing technologies is anchored by our proprietary base editing technology, which potentially enables a differentiated class of precision genetic medicines that target a single base in the genome without making a double-stranded break in the DNA. This approach uses a chemical reaction designed to create precise, predictable and efficient genetic outcomes at the targeted sequence. Our proprietary base editors have two principal components: (i) a clustered regularly interspaced short palindromic repeats, or CRISPR, protein, bound to a guide RNA, that leverages the established DNA-targeting ability of CRISPR, but is modified to not cause a double-stranded break, and (ii) a base editing enzyme, such as a deaminase, which carries out the desired chemical modification of the target DNA base. We believe this design contributes to a more precise and efficient edit compared to traditional gene editing methods, which operate by creating targeted double-stranded breaks in the DNA that can result in unwanted DNA modifications. We believe that the precision of our editors will dramatically increase the impact of gene editing for a broad range of therapeutic applications.

To unlock the full potential of our base editing technology across a wide range of therapeutic applications, we are pursuing a broad suite of both clinically validated and novel delivery modalities, depending on tissue type, including: (1) electroporation for efficient delivery to blood cells and immune cells ex vivo; (2) lipid nanoparticles, or LNPs, for non-viral in vivo delivery to the liver and potentially other organs in the future; and (3) adeno-associated viral vectors, or AAV, for in vivo viral delivery to the eye and potentially other organs.

The elegance of the base editing approach combined with a tissue specific delivery modality provides the basis for a targeted efficient, precise, and highly versatile gene editing system, capable of gene correction, gene modification, gene silencing or gene activation, and/or multiplex editing of several genes simultaneously. We are currently advancing a broad, diversified portfolio of base editing programs against distinct editing targets, utilizing the full range of our development capabilities. Furthermore, in addition to our portfolio, we are also pursuing an innovative, platform-based business model with the goal of further expanding our access to new technologies in genetic medicine and increasing the reach of our programs to more patients. Overall, we are seeking to build the leading integrated platform for precision genetic medicine, which may have broad therapeutic applicability and the potential to transform the field of precision genetic medicines.

We continue to make meaningful advancements across our programs. We have identified four development candidates to date: three from our ex vivo platform, with two candidates targeting hemoglobinopathies and one candidate targeting T-cell leukemia, and one from our in vivo platform targeting glycogen storage disease:

•
BEAM-101, our patient-specific, autologous hematopoietic investigational cell therapy, is designed to reproduce single base changes seen in individuals with Hereditary Persistence of Fetal Hemoglobin, or HPFH, to potentially protect them from the effects of mutations causing sickle cell disease or beta thalassemia by increasing their levels of fetal hemoglobin. We have achieved proof-of-concept in vivo with long-term engraftment of base edited human CD34 cells in mice administered BEAM-101. Persistence of engraftment and high levels of editing have been confirmed in several other preclinical studies, including in studies using material generated at a clinically relevant scale. In November 2021, we announced that our Investigational New Drug application, or IND, for BEAM-101 for the treatment of sickle cell disease was cleared by the U.S. Food and Drug Administration, or FDA. We are currently preparing to initiate our BEACON-101 trial, a Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease. We have begun site selection and the institutional review board approval processes for this trial and plan to enroll the first subject in the second half of 2022.
•
BEAM-102, our second investigational base editing approach for sickle cell disease, is designed to directly correct the causative mutation in sickle cell disease by recreating a naturally-occurring normal human hemoglobin variant, HbG-Makassar. In preclinical studies of BEAM-102, we have demonstrated that our adenine base editors, or ABEs, can efficiently convert the causative Hemoglobin S, or HbS, point mutation, to HbG-Makassar, with high editing efficiency (more than 80%). In these studies, the Makassar variant did not cause hemoglobin to polymerize and red blood cells to sickle under hypoxic conditions and, therefore, edited cells behaved similarly to normal red blood cells with elimination of the disease-causing HbS. The results from these studies support the conclusion that the Makassar variant is able to protect cells from sickling, even in the context of mono-allelic editing (with one sickle allele and one corrected allele). We initiated IND-enabling studies for BEAM-102 during 2021 and expect to submit an IND to the FDA for the treatment of sickle cell disease during the second half of 2022.

•
BEAM-201 is a potent and specific anti-CD7, multiplex-edited, allogeneic chimeric antigen receptor T cell, or CAR-T, development candidate for the treatment of relapsed/refractory T-cell acute lymphoblastic leukemia/T cell lymphoblastic lymphoma, or T-ALL/T-LL, a severe disease affecting children and adults with a five-year overall survival rate of less than 25%. BEAM-201 is produced using a Good Manufacturing Practice, or GMP, compliant, clinical-scale process in which T-cells derived from healthy donors are simultaneously base edited at four genomic loci, then transduced with a lentivirus coding for an anti-CD7 CAR. The resulting cells are designed to be universally-compatible, allogeneic (“off the shelf”) CD7-targeting CAR-T cells, resistant to both fratricide and immunosuppression. We initiated IND-enabling studies for BEAM-201 during 2021 and expect to submit an IND to the FDA for the treatment of relapsed, refractory T-ALL/T-LL during the second half of 2022.
•
BEAM-301, our first liver-targeted development candidate, is designed to apply base editing via LNP delivery to repair the R83C mutation of the G6PC gene, one of the most prevalent causes of Glycogen Storage Disease Type Ia, or GSDIa. In October 2021, we presented preclinical data demonstrating that administration of our LNP-delivered ABEs in a newborn humanized GSDIa R83C mouse model resulted in normal growth to the end of the study at three weeks of age and normalization of these subjects' metabolic profile (glucose and lipids). In contrast, homozygous animals died shortly after birth in the absence of glucose supplementation. In addition, we observed editing efficiencies up to approximately 60% by next generation sequencing of DNA isolated from the whole liver. Published third party studies suggest that normal G6Pase activity of approximately 11% in the liver is sufficient to mitigate fasting hypoglycemia in animal models of GSDIa. In December 2021, we nominated BEAM-301 as our first development candidate for in vivo base editing in the liver using LNP delivery for the treatment of patients with GSDIa (R83C mutation), and anticipate initiating IND-enabling studies for BEAM-301 in 2022.

We also continue to advance numerous other programs in a range of therapeutic areas. We have shown the ability to directly correct the mutation causing alpha-1 antitrypsin deficiency, providing both in vitro and in vivo preclinical proof-of-concept for base editing to address this disease. We have also achieved editing levels in vivo, in preclinical models, for the correction of the Q347X mutation, which is the other most prevalent mutation causing GSDIa, that could be clinically relevant if reproduced in humans. We anticipate nominating a second liver-targeted development candidate in 2022. In addition, in preclinical studies in our multiplex-edited allogeneic CAR-T research program, we have demonstrated knockout of CD5 expression to be a general mechanism to enhance potency and potentially improve durability of highly multiplexed CAR-T cells. We plan to nominate a second CAR-T development candidate, in addition to BEAM-201, in 2022.

The modularity of our platform means that establishing preclinical proof-of-concept of base editing using a particular delivery modality will potentially reduce risk and accelerate the timeline for the development of additional product candidates targeting the same tissue. In some cases, a new product candidate may only require changing the guide RNA. Subsequent programs using the same delivery modality can also take advantage of shared capabilities and resources of earlier programs.

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

We believe we are well-positioned to accelerate progression of our base editing programs to clinical trials and through potential approval by leveraging the clinical, regulatory, and manufacturing advancements made to date in the field of genetic medicine as well as the significant internal development capabilities we have established. In addition, we believe the combination of our base editing technology and our proprietary delivery technologies has the potential to provide life-long cures after a single treatment by overcoming challenges associated with current methods in gene editing.

Current challenges in gene editing

Gene editing works by disrupting, inserting, or modifying genes in the natural context of the genome. The vast majority of established gene editing methods rely on a class of enzymes, called nucleases, to make a double-stranded break in the DNA at a targeted location. These enzymes include CRISPR, Zinc Fingers, Arcuses, and TAL Nucleases, and, while these approaches have distinct technical features relative to each other, they each make the same type of edit and, therefore, share several similar limitations.

First, there is a lack of predictability in genetic outcomes when altering gene sequences with nucleases. The dominant, naturally-occurring DNA repair system that corrects double-stranded breaks within cells is called Non-Homologous End Joining, or NHEJ. This system can patch the broken ends of the chromosomes back together but will simultaneously insert or delete sequences at random near the location where the break occurs. While this NHEJ approach can be effective if the desired outcome is to knock out or switch off the whole gene, it does not allow for precise control of the specific genetic outcome at the target site and its effects may vary from individual to individual.

Second, there are potential toxicities associated with double-stranded breaks, such as activating the cell death response and/or genomic instability. In addition, if the double-stranded break occurs in the wrong place, the break can also lead to unwanted gene disruptions. Multiple edits using NHEJ, and thus multiple double-stranded breaks, can compound this issue and lead to large-scale genomic translocations and rearrangements, potentially limiting the applicability of nuclease-based approaches in multiplex editing.

Third, while gene disruption with nucleases is efficient, making specific sequence changes to correct or modify genes remains largely inefficient. To change a gene sequence, gene editing using nucleases relies on a DNA repair pathway called Homology Directed Repair, or HDR. HDR is a low-efficiency DNA repair pathway, typically yielding single digit percentage editing. This pathway also requires the simultaneous delivery of an additional DNA template containing the desired, corrected gene sequence, which needs to be positioned at the precise location where the double-stranded break has occurred. The requirement of an additional DNA template significantly increases the complexity of delivery. More recently, approaches have been developed to insert sequences into certain highly expressed genes, such as the albumin locus in liver cells. These editing approaches currently can only be used to address diseases that are associated with circulating proteins, and the efficiency of these approaches remains low.

Finally, gene editing through HDR does not allow for the correction of genes in non-dividing cells, since this DNA repair machinery is only expressed in dividing cells, further limiting their applications, given that the majority of cells in the adult body are non-dividing.

Base editors: A potential differentiated class of medicines that perform precision chemistry on genes

Errors of a single base, known as point mutations, are the most common class of genetic mutations, representing approximately 58% of all the known genetic errors associated with disease. Other natural genetic variations of a single base among human populations, revealed by population-level genomic studies, are known to protect against certain diseases. Established gene editing technologies, including CRISPR, Zinc Fingers, Arcuses and TAL Nucleases, typically do not edit at the single base level, due to the low efficiency of HDR. Instead, these technologies operate by creating a targeted double-stranded break in the DNA, and then rely on cellular mechanisms to complete the editing process. Such approaches can be effective in the disruption of gene expression; however, they have limited control of the editing outcome and low efficiency of precise gene correction, and can result in unwanted DNA modifications.

Our base editing technology is a differentiated therapeutic approach, potentially capable of altering the human genome at the foundational level of genetic information – a single base – without making a double-stranded break in the DNA. Base editing involves the enzymatic modification of a single type of base, at a targeted location directly on the gene, specifically C-to-T or A-to-G. The elegance and simplicity of this approach can be thought of as a “pencil,” where the error is erased and the correct letter is written. This approach is designed to create precise, predictable and efficient genetic outcomes at a targeted sequence, which can be used in a variety of editing strategies, including the correction of single mutations or the engineering of advanced cell therapies, aimed at providing a compelling therapeutic benefit. We believe, therefore, that base editors may have broad therapeutic applicability and transformational potential for the field of precision genetic medicines.

Advantages of base editing

We believe our base editing platform offers meaningful advantages over established approaches in gene editing, including:

•
Highly precise and predictable gene editing, designed to make only one type of base edit at the desired target location;
•
Highly efficient and therapeutically relevant levels of gene correction, which are generally unachievable by nuclease-based editing methods;
•
Broad applicability in a wide range of cell types, including both dividing and non-dividing cells;
•
Direct chemical modification of DNA with no requirement for delivery of the corrected DNA sequence;
•
Avoidance of unwanted DNA modifications associated with double-stranded breaks, including gene disruptions and chromosomal rearrangements, such as translocations or deletions;
•
The potential for permanent editing of genes, creating the opportunity for a life-long therapeutic outcome, including the ability to treat infants or young children since the edit will be passed on by dividing cells as the child grows;

•
Preservation of natural regulation and a normal number of copies of the gene in the cell by modification of genes in their native genomic setting; and
•
A versatile and modular product engine that can target a different gene sequence with the same base editor and a different guide RNA.

Our base editing platform

Our proprietary DNA base editors have two principal components that may be fused together or incorporated into one another to form a single protein: (i) a CRISPR protein, bound to a guide RNA, that leverages the established DNA-targeting ability of CRISPR, but modified to not cause a double-stranded break, and (ii) a base editing enzyme, such as a deaminase, which carries out the desired chemical modification of the target DNA base. This proprietary combination enables the precise and targeted editing of a single base pair of DNA, which has not been previously possible with established gene editing technologies.

CRISPR proteins enable precise targeting of genomic DNA sequences. These proteins have been adapted and engineered over the years to target specific genomic locations with high specificity in human cells. CRISPR proteins incorporate a programmable component called a guide RNA. The guide RNA includes a region of approximately 20 bases, which allows the CRISPR protein to recognize any DNA sequence that is complementary to the guide RNA. This complementary sequence on DNA, also approximately 20 bases, is known as a protospacer. The short sequence of about three bases immediately following the protospacer on the genomic DNA is referred to as the protospacer adjacent motif, or PAM. The presence of the PAM is necessary for RNA-DNA pairing to occur when a matching protospacer sequence is present.

In our base editors, the first component is the CRISPR protein. We currently use a CRISPR associated protein 9, or Cas9, protein for our DNA base editors. We also have ongoing efforts to create base editors with other CRISPR associated, or Cas, proteins, including Cas protein 12b, or Cas12b, a nuclease that is proprietary to Beam. The targeting ability of the CRISPR protein has been preserved, but the cutting ability has been modified such that the CRISPR protein does not make a double-stranded break in the DNA. Our base editors benefit from an additional feature of the CRISPR protein, which, upon binding to its double-stranded DNA target, opens a four to five base single-stranded segment, known as the editing window.

The second component of our base editors is a deaminase, a class of naturally occurring enzymes. For our Cytosine Base Editors, or CBEs, we use a deaminase that is designed to act only on single-stranded DNA. This helps to minimize edits in other parts of the genome, where DNA is predominantly double-stranded. Similarly, for our Adenine Base Editors, or ABEs, we use a different, engineered deaminase that is also designed to act only on single-stranded DNA.

The deaminase makes a predictable chemical modification, called deamination, of the amine group on either adenine or cytosine. The deaminase in a CBE will convert an amine group of C, resulting in the formation of uracil, which is read by the DNA polymerase as a T. Once this strand has been edited, the intermediate DNA consists of an edited strand, containing a U at the target locus, and an unedited strand with a G. The U:G is a mismatch, which the cell will normally attempt to repair in a process that can potentially lose the edit. In order to preserve the editing, we modify the CRISPR in our base editors to cleave the unedited single strand of the DNA, referred to as nicking, rather than creating double-stranded breaks. Nicking is intended to increase the efficiency of editing by inducing the cell to use the newly edited strand, and not the unedited strand, as the template for repair, resulting in a U:A pair without any translocations. Upon DNA repair or replication, the U is read as a T, resulting in a T:A pair, thereby completing the permanent conversion of a C:G base pair to a T:A base pair.

Analogously, when an ABE is used instead of a CBE, the conversion of an amine group of A results in the formation of inosine, which is read by the DNA polymerase as a G, which subsequently leads to an A-to-G change. As a result, an A:T pair is converted to a G:C pair. Because the DNA is double-stranded, by targeting the non-coding strand, we can also convert a T:A pair to a C:G and a G:C pair to a A:T pair in the coding strand. For example, using ABE to install an A-to-G edit on the non-coding strand of the DNA will cause a T-to-C change in the coding sequence of the gene once the base pair has been fully modified.

The modular and individual components of our base editors have the potential to be rapidly customized for specific diseases, potentially allowing us to create new programs with significant efficiencies in development. By changing the guide RNA portions of the CRISPR protein, we believe we can quickly and precisely retarget base editors to different genomic locations based on their gene sequences. By changing the deaminase, for example, we can quickly and precisely retarget which base is edited (e.g., C or A). As a result, we believe our base editing platform is highly versatile, efficient, and scalable for the discovery of drug candidates.

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
•
Gene Modification - In addition to repairing point mutations, base editors are also capable of making other kinds of precise modifications to genes that could be used to treat disease. Natural genetic variations of a single base among human populations, revealed by population-level genomic studies, are now known to protect against or modify risk for many diseases, including Alzheimer’s disease, cardiovascular disease and liver disease. We believe base editors could potentially prevent or modify risk of disease by making these kinds of precise single-base modifications to genes, informed by human clinical genetics.
•
Gene Silencing or Activation - Upregulation or downregulation, including silencing and activation, of gene expression is a desirable therapeutic approach to cure many diseases. The high level of precision of base editors is ideally suited to alter regulatory regions of genes, ensuring that only a few bases at precise locations are altered to achieve the desired effect without causing broader disruptions to adjacent regions that may still have important regulatory functions. For example, we have demonstrated in preclinical studies re-activation of expression of fetal hemoglobin by precisely changing the regulatory region of the relevant genes, thus preventing one or more repressor proteins, including B-cell lymphoma/leukemia 11A, from binding. Both our CBEs and ABEs can also be used to silence the expression of genes, with editing rates that are highly comparable to those achieved with nuclease-based editors but without requiring a double-stranded break. Gene silencing, such as targeting surface proteins in a CAR-T cell, can be achieved either by the conversion of certain short gene sequences, called codons, into STOP codons or by the disruption of splice donor-acceptor sites, in each case with a single base conversion.
•
Multiplex base editing - By avoiding the creation of double-stranded breaks, base editors are particularly advantageous in situations where multiple sequences in the genome must be simultaneously edited. This could include targeting duplicated or repetitive sequences in the genome, as is the case with the identical regulatory regions of the two neighboring genes for fetal hemoglobin, or targeting several genes at once, such as in the creation of advanced cell therapies like CAR-T cells with a combination of features that could dramatically enhance their therapeutic potential. Base editors are designed to not create double-stranded breaks, and we have demonstrated in preclinical cell line studies that they can edit multiple locations simultaneously without causing any detectable chromosomal rearrangements. Additionally, there are manufacturing benefits as cells that have three or more nuclease edits appear to have a significant growth deficit compared to cells that have been edited the same number of times with a base editor. We believe that our base editors can provide a significant and meaningful advancement in therapies where more complex gene editing is required, such as targeting multiple sequences across the genome or creating highly engineered cellular therapies.

Delivery of genetic medicines

To complement our next-generation gene editing technologies, we are also making significant investments in a broad suite of delivery technologies designed to deliver gene editing or other nucleic acid payloads to the right cells and enable potentially curative therapy. These delivery technologies include ex vivo electroporation, nonviral vectors such as LNPs, and viral vectors such as AAVs. In our pipeline, we have initially focused on applications of these technologies where their delivery capabilities have already been clinically-validated by third parties, such as ex vivo editing of blood stem cells and LNP delivery to the liver. Longer term, we are also investing in more innovative delivery options, such as LNPs that could target other organs beyond the liver, or novel viral vectors beyond AAV. We have also developed critical enabling capabilities such as mRNA manufacturing and cell processing for autologous and allogeneic cell therapy.

Consistent with this approach, our acquisition of Guide Therapeutics, Inc., or Guide, expanded our ability to explore new tissues and disease indications with our editing technologies. With Guide’s proprietary screening technology, which utilizes DNA barcodes to enable high throughput in vivo LNP screening, we have a broad library of lipids and lipid formulations, and we have generated additional novel LNPs that we believe can accelerate novel nonviral delivery of gene editing or other nucleic acid payloads to tissues beyond the liver. For example, we have used our DNA barcoding technology to identify a family of LNPs for delivery of base editors to hematopoietic stem and progenitor cells, or HSPCs, in mice, and we have screened more than 1,000 LNPs to identify LNPs that achieve durable, dose-dependent mRNA transfection in HSPCs in mice and non-human primates, or NHPs, in preclinical studies.

Manufacturing of genetic medicines

To realize the full potential of base editors as a differentiated class of medicines and to enable our parallel investment strategy in multiple delivery modalities, we are building customized and integrated capabilities across discovery, manufacturing, and preclinical and clinical development. Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we have taken steps toward establishing our own manufacturing facility, which will provide us the flexibility to manufacture a variety of different product modalities. We believe this investment will maximize the value of our portfolio and capabilities, the probability of technical success of our programs, and the speed at which we can provide potentially life-long cures to patients.

In August 2020, we entered into a lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot current cGMP compliant manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. We anticipate that the facility will be operational in the first quarter of 2023. The facility is designed to support manufacturing for our ex vivo cell therapy programs in hematology and oncology and in vivo non-viral delivery programs for liver diseases, with flexibility to support manufacturing of our viral delivery programs, and ultimately, scale-up to support potential commercial supply. For our initial waves of clinical trials, we expect to use CMOs with relevant manufacturing experience in genetic medicines.

Our platform

In summary, we believe that building an integrated platform combining our gene editing capabilities with advanced delivery and manufacturing capabilities will give us the flexibility to develop a sustainable portfolio, featuring rapid development of new programs and lifecycle improvements in our core programs. For example, for the treatment of sickle cell disease, we are pursuing both an ex vivo, autologous transplant-based approach with BEAM-101 and BEAM-102, but also are investing in a potential in vivo, LNP-based treatment to reach even more patients – all because we have consolidated both cell-based and novel HSC-targeting LNP technologies internally.

In addition to our internal pipeline, the breadth and depth of our integrated technology platform gives us the opportunity to create a hub for partnering with other companies, which is an important part of our business model. We believe this model will help us to unlock the full potential of precision genetic medicine across a wider array of possible applications.

In some cases, we have established collaborations that advance new programs in “whitespace” areas by giving a collaborator broad access to our various editing and delivery technologies, such as in our Verve collaboration in cardiovascular disease, our Apellis collaboration in complement-mediated disorders, and our Pfizer collaboration in rare diseases of the liver, muscle and central nervous system. In other cases, we have leveraged our team, capabilities and technologies to access other emerging technologies or capabilities, such as in our relationship with Prime Medicine. Our overall goal with these platform activities is to continue expanding our access to the technologies and teams in genetic medicine that will maximize our long-term value creation and impact on patients.

Our base editing portfolio

We believe building a diversified portfolio leveraging the full breadth of our editing and delivery technologies in parallel will maximize our ability to provide life-long curative therapies to patients over the broadest possible range of diseases. We plan to advance multiple programs through clinical development in parallel, with each one potentially capable of delivering proof-of-concept in Phase 1 clinical trials in genetically defined patient populations and potentially reaching approval on an accelerated pathway. Our portfolio is purposefully built around a mix of strategic and technical profiles, creating significant optionality and risk diversification. We prioritize and advance programs based on a number of criteria, including significant unmet medical need, editing feasibility, clinically validated delivery modalities, favorable clinical and regulatory development pathways, and evidence that base editing offers potentially compelling advantages for patients over available standards-of-care and novel therapeutic modalities in development.

Our programs are organized by delivery modality: ex vivo hematopoietic stem cells, or HSCs, ex vivo T cells and in vivo using both LNP and AAV delivery technologies. The following table summarizes the status of certain of our programs:

Ex Vivo HSCs: Sickle cell disease and beta-thalassemia

We are advancing ex vivo base editing programs in which HSCs are collected from a patient, edited using electroporation, a clinically validated technology for the delivery of therapeutic constructs into harvested cells, and then infused back into the patient following a myeloablative conditioning regimen, such as treatment with busulfan, the standard of care in HSC transplantation today. Once reinfused, the HSCs begin repopulating a portion of the bone marrow in a process known as engraftment. The engrafted, edited HSCs give rise to progenitor cell types with the corrected gene sequences. We plan to deploy this ex vivo approach in our BEAM-101 (sickle cell disease and beta thalassemia) and BEAM-102 (sickle cell disease) base editing programs.

Sickle cell disease, a severe inherited blood disease, is caused by a single point mutation, E6V, in the beta globin gene. This mutation causes the mutated form of HbS to aggregate into long, rigid molecules that bend red blood cells into a sickle shape under conditions of low oxygen. Sickled cells obstruct blood vessels and die prematurely, ultimately resulting in anemia, severe pain (crises), infections, stroke, organ failure, and early death. Sickle cell disease is the most common inherited blood disorder in the United States, affecting an estimated 100,000 individuals, of which a significant proportion are of African-American descent (1:365 births). Beta-thalassemia is another inherited blood disorder characterized by severe anemia caused by reduced production of functional hemoglobin due to insufficient expression of the beta globin protein. Transfusion-dependent beta-thalassemia, or TDBT, is the most severe form of this disease, often requiring multiple transfusions per year. Patients with TDBT suffer from failure to thrive, persistent infections, and life-threatening anemia. The incidence of symptomatic beta-thalassemia is estimated to be 1:100,000 worldwide, including 1:10,000 in Europe. In the United States, based on affected birth incidence of 0.7 in 100,000 births, and increasing survival rates, we expect the population of individuals affected by this disease to be more than 1,400 and rising. The only potentially curative therapy currently available for patients with sickle cell disease or beta-thalassemia is allogeneic HSC transplantation, or HSCT; however, this procedure holds a high level of risk, particularly Graft-versus-Host Disease resulting in a low number of patients opting for this treatment.

We are pursuing a long-term, staged development strategy for our base editing approach to treat sickle cell disease that consists of advancing our ex vivo programs, BEAM-101 and BEAM-102, in Wave 1, improving patient conditioning regimens in Wave 2, and enabling in vivo base editing with delivery directly into HSCs of patients via LNPs in Wave 3. We believe this suite of technologies – base editing, improved conditioning and in vivo delivery for editing HSCs – can maximize the potential applicability of our sickle cell disease programs to patients as well as create a platform for the treatment of many other severe genetic blood disorders.

Wave 1: Ex Vivo Base Editing via Autologous Transplant with BEAM-101 and BEAM-102

We are using base editing to pursue the development of two complementary approaches to treating sickle cell disease (BEAM-101 and BEAM-102), and one approach to treat beta-thalassemia (BEAM-101).

BEAM-101: Recreating naturally-occurring protective mutations to activate fetal hemoglobin

BEAM-101 is an investigational, patient-specific, autologous hematopoietic investigational cell therapy which is designed to incorporate ex vivo base edits that mimic single nucleotide polymorphisms seen in individuals with HPFH to potentially alleviate the effects of mutations causing sickle cell disease or beta thalassemia. In November 2021, we announced that our IND for BEAM-101 for the treatment of sickle cell disease was cleared by the FDA. We are preparing to initiate our BEACON-101 trial, a Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease. The BEACON-101 trial is expected to include an initial “sentinel” cohort of three patients, treated one at a time to confirm successful engraftment, followed by dosing in up to a total of 45 patients. The clinical trial is designed to initially include patients between ages 18 and 35 with sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and HSC transplant with BEAM-101, patients will be assessed for safety, with safety endpoints including the proportion of patients with successful neutrophil engraftment by day 42 and safety and tolerability assessments, as well as for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, hemoglobin F levels, and quality of life and ability to function. We have begun site selection and the institutional review board approval processes for the BEACON-101 trial and plan to enroll the first subject in the second half of 2022.

The beneficial effects of the fetal form of hemoglobin, or HbF, to compensate for mutations in adult hemoglobin were first identified in individuals with HPFH. Individuals who carry mutations that would have typically caused them to be beta-thalassemia or sickle cell disease patients, but who also have HPFH, are asymptomatic or experience a much milder form of their disease. HPFH is caused by single base changes in the regulatory region of the genes, HBG1 and HBG2, which prevents binding of one or more repressor proteins and increases the expression of gamma globin, which forms part of the HbF tetramer.

Using base editing, we are attempting to reproduce these specific, naturally occurring base changes in the regulatory elements of the gamma globin genes, preventing binding of repressor proteins and leading to re-activation of gamma globin expression, and thus the increase in gamma globin levels. Our preclinical in vitro and in vivo characterization of BEAM-101 using ex vivo delivery achieved precise and efficient editing of human CD34+ HSPCs, resulting in long-term engraftment and therapeutically-relevant increases in target gene expression in mice. Additionally, there have been no observed guide-dependent or guide-independent off-target events for this program.

Preclinical in vitro characterization of BEAM-101:

•
We demonstrated greater than 90% editing in healthy donor CD34 cells in vitro.
•
We demonstrated gamma globin upregulation following erythroid differentiation is highly correlated (R2=0.993) with editing rates, where, at greater than 90% editing, we achieved a greater than 60% increase in gamma globin in healthy donor CD34+ cells.
•
We observed successful editing of CD34+ cells from a homozygous sickle cell disease patient, demonstrating a greater than 60% increase in gamma globin levels with a concomitant decrease to less than 40% sickle beta globin levels in vitro after in vitro differentiation.

Preclinical in vivo performance of BEAM-101:

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

BEAM-102: Direct correction of the sickle cell mutation

Our second base editing approach for sickle cell disease, BEAM-102, is designed to directly correct the causative sickle mutation at position 6 of the beta globin gene. By making a single A-to-G edit, we have demonstrated in primary human CD34+ cells isolated from sickle cell disease patients the ability to create the naturally occurring HbG or “Makassar” variant of hemoglobin. This variant, which was identified in humans and first published in 1970, has the same function as the wild-type variant and does not cause sickle cell disease. Distinct from other approaches, cells that are successfully edited in this way are fully corrected, no longer containing the sickle protein. We have initiated IND-enabling studies for BEAM-102 and expect to submit an IND to the FDA for the treatment of sickle cell disease during the second half of 2022.

BEAM-102 uses ex vivo delivery of our ABEs to edit CD34+ HSPCs. In cells isolated from donors with sickle cell disease, we achieved greater than 80% correction of the sickle point mutation to the HbG-Makassar variant, following in vitro erythroid differentiation. Importantly, we observed a simultaneous reduction of HbS to less than 20% of control levels, a level that is lower than that typically observed in sickle trait individuals, who are asymptomatic. More than 70% of erythroid colonies derived from edited patient cells showed biallelic editing (yielding cells that are potentially cured, no longer producing any sickle protein at all), and another 20% of cells had monoallelic editing (with one sickle allele and one corrected allele, conferring a level of protection expected to be similar to patients with “sickle cell trait” who do not show significant symptoms of disease). On a combined basis, we observed up to 93% of cells with potential elimination of sickle cell disease. Further, the correction of the HbS protein to the HbG-Makassar variant was shown to significantly reduce the propensity of in vitro differentiated erythroid cells to sickle when subjected to hypoxia. These findings represent therapeutic levels of correction if translated into clinic trials and support advancement of this program to potentially address the underlying genetic cause of sickle cell disease.

Long-term in vivo data generated using an early version of the Makassar base editor yielded approximately 50% conversion of the sickle allele to a Makassar allele. At 16 weeks post-transplant of CD34+ cells containing the sickle trait, we observed equivalent human chimerism between unedited and edited cells and evidence of multi-lineage reconstitution in mouse models. Levels of editing were sustained after long-term hematopoietic engraftment. Further, editing of the sickle allele led to the expression of the Makassar globin protein in vivo.

In December 2021, we presented data from preclinical studies further characterizing the Makassar hemoglobin created by BEAM-102 and demonstrating biophysical and biochemical properties consistent with normal hemoglobin. In these preclinical studies:

•
BEAM-102 Makassar globin did not polymerize in vitro;
•
Cells co-expressing BEAM-102 Makassar globin and sickle globin had properties similar to sickle trait cells, which are cells with one normal globin gene and one sickle globin gene and which do not sickle;
•
Oxygen binding of BEAM-102 Makassar globin was comparable to the most abundant normal adult hemoglobin (HbA); and
•
The crystal structures of BEAM-102 Makassar globin and of HbA were superimposable, suggesting no meaningful structural differences.

Published third party modeling studies suggest that at least 20% of cells no longer having the propensity to sickle, either by expressing HbF or because of the elimination of HbS, may be sufficient to cure sickle cell disease. With upregulation levels of more than 60% of gamma globin in the case of BEAM-101 or by generating more than 90% of cells having at least one HbS allele corrected in the case of BEAM-102, we have shown, in preclinical models, correction levels significantly above those expected to be disease modifying.

Wave 2: Improved Conditioning

In parallel with Wave 1 development, we also aim to improve the transplant conditioning regimen for sickle cell disease patients undergoing HSCT, reducing toxicity challenges associated with HSCT standard of care. Conditioning is a critical component necessary to prepare a patient’s body to receive the ex vivo edited cells that must engraft in the patient’s bone marrow in order to be effective. Today’s conditioning regimens rely on nonspecific chemotherapy or radiation, which are associated with significant toxicities. We are collaborating with Magenta Therapeutics, Inc., or Magenta, to evaluate the potential utility of MGTA-117, Magenta’s novel antibody drug conjugate, in combination with BEAM-101 and BEAM-102, as well as other base editing programs in hematology. MGTA-117 is designed to spare immune cells and precisely target HSPCs, and has demonstrated high selectivity, potent efficacy, wide safety margins and broad tolerability in NHP models. We are also conducting our own research into novel conditioning strategies. Improved conditioning regimens could potentially be paired with BEAM-101 and BEAM-102, as well as other base editing programs in hematology.

Wave 3: In Vivo Base Editing via HSC-targeted LNPs

We are also exploring the potential for in vivo base editing programs for sickle cell disease, in which base editors would be delivered to the patient through an infusion of LNPs targeted to HSCs, eliminating the need for transplantation altogether. This approach could provide a more accessible option for patients, particularly in regions where ex vivo treatment is challenging. Building on our acquisition of Guide, we are using our proprietary DNA-barcoded LNP screening technology to enable high-throughput in vivo identification of LNPs with novel biodistribution and selectivity for target organs beyond the liver. In December 2021, we announced we had screened more than 1,000 LNPs using this technology for potential to deliver to HSCs and had identified LNP-HSC1 as the most potent, with efficient transfection in both mice and NHPs. In preclinical studies, we demonstrated that:

•
LNP-HSC1 was validated in vivo, leading to durable, dose-dependent mRNA transfection in HSCs and resulting in fluorescent reporter expression in more than 40% of cells, maintained out to 16 weeks post-delivery;
•
LNP-HSC1 efficiently transfected human CD34+ cells in vitro; and
•
LNP-HSC1 efficiently transfected nearly 20% of CD34+ HSCs in humanized mice and NHPs at a dose of 1.0 mg/kg.

Ex vivo T cell therapies

The starting material for our multiplex-edited allogeneic CAR-T cell products is white blood cells from a healthy donor, which are collected using a standard blood bank procedure known as leukapheresis. Using a single electroporation, we introduce the base editor as mRNA, and the guides encoding the target sequences. The edited cells are subsequently transduced with a lentivirus expressing the CAR. Once the T cells have been engineered, they are expanded and frozen. After the patient is lymphodepleted, the multiplex-edited, allogenic cell product is infused.

We believe base editing is a powerful tool to simultaneously multiplex edit many genes without the unintended on-target effects that can result from simultaneous editing with nucleases through the creation of double-stranded breaks. The ability to create a large number of multiplex edits in T cells could endow CAR-T cells and other cell therapies with combinations of features that have the potential to dramatically enhance their therapeutic potential in treating hematological or solid tumors. The initial indications that we plan to target with these product candidates are relapsed, refractory T-ALL/T-LL, and Acute Myeloid Leukemia, or AML. We believe that our approach has the potential to produce higher response rates and deeper remissions than existing approaches. Our proof-of-concept preclinical studies have demonstrated the ability of base editors to efficiently modify up to eight genomic loci simultaneously in primary human T cells with efficiencies ranging from 85-95% as measured by flow cytometry of target protein knockdown. Importantly, these results have been achieved without the generation of observed chromosomal rearrangements, as evaluated by sensitive methods such as UDiTaSTM or G-banded Karyotyping and with no observed loss of cell viability from editing. The proof-of-concept preclinical studies have also demonstrated robust T cell killing of target tumor cells both in vitro and in vivo. We plan to nominate a second CAR-T development candidate, in addition to BEAM-201, in 2022.

BEAM-201: Universal CD7-targeting CAR-T cells

BEAM-201 is a development candidate comprised of T cells derived from healthy donors that are simultaneously edited at TRAC, CD7, CD52 and PDCD1 and then transduced with a lentivirus encoding for an anti-CD7 CAR that is designed to create allogenic CD7 targeting CAR-T cells, resistant to both fratricide and immunosuppression. To our knowledge, BEAM-201 is the first investigational cell therapy featuring four simultaneous edits. We have initiated IND-enabling studies for BEAM-201 and expect to submit an IND to the FDA for the treatment of relapsed, refractory T-ALL/T-LL and potentially other CD7+ malignancies during the second half of 2022.

In our BEAM-201 program, we edit cells using our CBEs with the aim of conferring the following benefits:

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
•
CD7: Prevent fratricide by eliminating antigens that are shared between malignant cells and CAR-T cells.

Preclinical in vitro characterization of BEAM-201 and comparison to nuclease editing:

•
Simultaneous base editing at four target loci in primary human T cells using a clinical-scale process demonstrated 96-99% on-target editing of each of the four genes as measured by next-generation sequencing.
•
Simultaneous quad base editing of T cells resulted in no detected genomic rearrangements; Cas9 nuclease editing with the same four guide RNAs produced chromosomal aberrations in 22 of 100 cells evaluated in G-banded karyotyping.
•
Multiplex base editing did not demonstrate negative effects on cell expansion during manufacturing, while nuclease editing was observed to induce significant loss of cell expansion.
•
CBE-edited cells demonstrated decreased expression of the four target genes with minimal effect on other genes, including key members of the p53 pathway that are upregulated in response to DNA double-stranded breaks produced by multiplex editing with nucleases.

Further preclinical characterization of BEAM-201 in vitro and in a tumor mouse model:

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

CD5-targeting CAR-T cells

In October 2021, we announced preclinical data from our multiplex edited allogeneic CAR-T research program targeting CD5-positive hematologic malignancies. These data demonstrated knockout of CD5 expression to be a general mechanism to enhance potency and potentially improve durability of highly multiplexed CAR-T cells.

In vivo LNP

LNPs are a clinically validated technology for delivery of nucleic acid payloads to the liver. LNPs are multi-component particles that encapsulate the base editor mRNA and one or more guides and protect them from degradation while in an external environment, enabling the transient delivery of the base editor in vivo. Multiple third-party clinical trials have demonstrated the effective delivery of silencing RNA to the liver using LNPs. Because only one dose of a base editing therapy may be needed in a course of treatment, LNPs are a suitable delivery modality that we believe is unlikely to face the complications seen with chronic use of LNPs, such as those observed when delivering oligonucleotides or mRNA for gene therapy. All of the components of the LNP, as well as the mRNA encoding the base editor, are well-defined and can be manufactured synthetically, providing the opportunity for scalable manufacturing.

We have developed several proprietary LNP formulations. In May 2021, we announced initial data from our evaluation of various LNP formulations and mRNA production processes using an mRNA-encoding ABE and guide RNA to target the ALAS1 gene, a surrogate payload for genetic liver diseases. These data showed improved in vivo editing in the livers of NHPs from less than 10% initially to 52% at a total RNA dose of 1.5 mg/kg. Continued optimization of our LNP formulations has demonstrated further increases in liver editing potency in NHPs. In September 2021, we presented data demonstrating up to 60% editing in NHPs at a total RNA dose of 1.0 mg/kg. Data from our preclinical studies demonstrated that these formulations were well tolerated by NHPs treated with doses up to 1.5 mg/kg. Minimal to mild and transient liver enzyme elevations were observed and resolved by day 15 post-treatment. Additionally, the formulations showed promising interim stability, maintaining potency after three months at -20⁰C and -80⁰C.

We are currently using LNP formulations to advance our programs for genetic liver diseases, including GSDIa, also known as Von Gierke disease, and Alpha-1 Antitrypsin Deficiency, or Alpha-1. In December 2021, we nominated BEAM-301, a liver-targeting LNP formulation of base editing reagents designed to correct the R83C mutation, the most common disease-causing mutation of GSDIa, as our first in vivo development candidate. We anticipate initiating IND-enabling studies for BEAM-301 and nominating a second liver-targeted development candidate in 2022.

Liver diseases: glycogen storage disorder 1a, alpha-1 antitrypsin deficiency and chronic hepatitis B infection

GSDIa

GSDIa is an inborn disorder of glucose metabolism caused by mutations in the G6PC gene, which results in low blood glucose levels that can be fatal if patients do not adhere to a strict regimen of slow-release forms of glucose, administered every one to four hours (including overnight). There are no disease-modifying therapies available for patients with GSDIa.

Our approach to treating patients with GSDIa is to apply base editing via LNP delivery to repair the two most prevalent mutations that cause the disease, R83C and Q347X. It is estimated that these two point mutations account for 900 and 500 patients, respectively, in the United States, representing approximately 59% of all GSDIa patients in the United States. Third party animal studies have shown that as little as 11% of normal G6Pase activity in liver cells is sufficient to restore fasting glucose; however, this level must be maintained in order to preserve glucose control and alleviate other serious, and potentially fatal, GSDIa sequelae.

In October 2021, we reported data from preclinical studies that support the potential of base editing to durably correct disease-causing mutations of GSDIa. We created a novel, humanized R83C knockout mouse model (huR83C), mimicking the abnormal metabolic phenotype of human GSDIa, and collaborated with the National Institutes of Health, or NIH, to characterize the phenotype of these animals. The results demonstrated that newborn huR83C mice treated with our LNP-delivered ABE exhibited normal growth to the end of the study at three weeks of age without any hypoglycemia-induced seizures. In contrast, homozygous animals were unable to survive soon after birth in the absence of glucose supplementation. In addition, we observed editing efficiencies up to approximately 60% by next-generation sequencing of DNA isolated from the whole liver. Of note, we believe even narrow gains in base editing efficiency have the potential to provide significant restoration of G6Pase activity and normal metabolic function.

The findings presented in October 2021 were consistent with the results from prior preclinical models, which have shown up to 80% correction of the alleles in cells harboring the Q347X point mutation and approximately 60% of the alleles in cells harboring the R83C mutation. Significant, potentially disease-modifying levels of in vivo correction of both mutations by ABEs was observed in the livers of two strains of transgenic mice, each carrying one of the two relevant G6PC mutations. Next-generation sequencing data from whole liver extracts revealed approximately 40% and 70% A-to-G correction of R83C and Q347X, respectively. These significant levels of mutation correction observed greatly surpass those expected to restore glucose homeostasis, and functional preclinical studies are ongoing to correlate pathophysiology to the extent of mutation correction by base editing. Further, these levels of in vivo correction for GSDIa by base editing were achieved without the creation of double-stranded breaks. In total, these data support base editing technology as a promising approach for precise correction of two of the most prevalent causative mutations in GSDIa.

Alpha-1

Alpha-1 is a severe inherited genetic disorder that can cause progressive lung and liver disease. The most severe form of Alpha-1 arises when a patient has a point mutation in both copies of the SERPINA1 gene at amino acid 342 position (E342K, also known as the PiZ mutation or the “Z” allele). This point mutation causes Alpha-1 antitrypsin, or AAT, to misfold, accumulating inside liver cells rather than being secreted, resulting in very low levels (10%-15%) of circulating AAT. As a consequence, the lung is left unprotected from neutrophil elastase, resulting in progressive, destructive changes in the lung, such as emphysema, which can result in the need for lung transplants. The mutant AAT protein also accumulates in the liver, causing liver inflammation and cirrhosis, which can ultimately cause liver failure or cancer requiring patients to undergo a liver transplant. It is estimated that approximately 60,000 individuals in the United States have two copies of the Z allele. There are currently no curative treatments for patients with Alpha-1.

With the high efficiency and precision of our base editors, we aim to utilize our ABEs to precisely correct the E342K point mutation back to the wild type sequence.

In a preclinical study, we engineered novel ABEs and guide RNAs capable of correcting the PiZ mutation, and then used a proprietary non-viral LNP formulation to deliver the optimized reagents to the livers of a PiZ transgenic mouse model. This direct editing approach resulted in an average of 16.9% correction of beneficial alleles at seven days and 28.8% at three months. This significant increase over the period suggests that corrected hepatocytes may have a survival advantage relative to uncorrected cells. In addition, treated mice demonstrate decreased Alpha-1-antitrypsin-mediated globule burden within the liver and a durable, significant increase in serum AAT active protein at three months, approximately 4.9-fold higher than in controls at the end of the study, levels which we believe would be clinically relevant if achieved in clinical trials. These data indicate the potential for base editing as a one-time therapy to treat both lung and liver manifestations of Alpha-1.

Hepatitis B Virus

Hepatitis B virus, or HBV, causes serious liver infection that can become chronic, increasing the risk of developing life-threatening health issues like cirrhosis, liver failure or liver cancer. Chronic HBV infection is characterized by the persistence of covalently closed circular DNA, or cccDNA, a unique DNA structure that forms in response to HBV infection in the nuclei of liver cells. Additionally, the HBV DNA can integrate into the human genome becoming a source of hepatitis B surface antigen, or HBsAg. While currently available treatments can manage HBV replication, they do not clear cccDNA from the infected liver cells. This inability to prevent HBV infection rebound from cccDNA is a key challenge to curing HBV. In September 2021, we presented preclinical data that demonstrated the potential of our CBEs to reduce viral markers, including HBsAg expression, and prevent viral rebound of HBV in in vitro models.

In vivo AAV

AAV is a clinically validated technology that has been extensively used for gene delivery to a variety of tissues. AAV is a small, non-pathogenic virus that can be repurposed to carry a therapeutic payload, making it a suitable vector for delivery of gene editing therapies. Several clinical trials have been conducted or are in progress with different AAV variants for multiple diseases, including diseases of the eye, liver, muscle, lung and central nervous system. We have an option to in-license a variety of AAV variants that could be selected for optimal distribution to multiple organs. Because our DNA base editors are larger than the approximate 4.5kb packaging limit of AAV vectors, we use a novel split intein technology that is designed to deliver the base editor and guide RNA by co-infection with two viruses, where each virus contains approximately one half of the editor.

Ocular disorders: Stargardt disease

We are currently evaluating this technology to correct one of the most prevalent mutations in the ABCA4 gene causing Stargardt disease, a progressive macular degeneration disease. This mutation is known as the G1961E point mutation and approximately 5,500 individuals in the United States are affected. Disease modeling using tiny light stimuli through holes that are equivalent in size to a single photoreceptor cell suggests that only 12%-20% of these cells are necessary to preserve vision. We anticipate, therefore, that editing percentages in the range of 12%-20% of these cells would be disease-modifying, since each edited cell will be fully corrected and protected from the biochemical defect associated with Stargardt disease.

In a human retinal pigment epithelial cell line (ARPE-19 cells) in which we have knocked in the ABCA4 G1961E point mutation, we have demonstrated the precise correction of approximately 75% of the disease alleles at five weeks after dual infection with the split AAV system. In November 2021, we announced that we have initiated preclinical studies in NHPs for our Stargardt program.

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

Our license agreement with The Broad Institute, Inc., or Broad Institute, gives us access to RNA base editing technology, a two-part modular system using an RNA-directed CRISPR protein for targeting RNA strands and a deaminase for editing. This CRISPR protein, known as Cas13, is modified so that it cannot break the RNA strand, and is fused to a deaminase capable of making a single base edit at a specific target location within the RNA strand. This enables us to change protein expression, potentially correcting or altering the function of the resulting protein and correcting disease. Our RNA base editing technologies include the REPAIR™ system for A-to-I editing, as well as the RESCUE™ system for C-to-U editing. When delivered through a long-lasting viral vector, RNA base editing may provide a complementary approach to DNA base editing for permanent correction of gene expression. Additionally, RNA editing could potentially be beneficial in situations where a transient change is desirable, such as in regenerative medicine.

Our Broad Institute license also gives us access to the Cas12b nuclease family, which provides several potential strategic advantages for our portfolio. First, the distinct PAM sequence and conformation of Cas12b allows us to create DNA base editors that can bind to different target sites in the genome, further expanding the range of sites that we can edit. Second, having a nuclease allows us to make “cut” edits, which may be appropriate for some applications that require a double stranded break, or to use the general gene targeting ability of Cas12b for other gene editing applications.

We also have a license to technology referred to as “prime editing,” that is controlled by Prime Medicine, Inc. Prime editing may be able to achieve the “rewriting” of short sequences of DNA at a target location. Prime editing utilizes a CRISPR protein to target a mutation site in DNA and to nick a single strand of the target DNA. The guide RNA allows the CRISPR protein to recognize a DNA sequence that is complementary to the guide RNA and also carries a primer for reverse transcription and a replacement template. The reverse transcriptase copies the template sequence in the nicked site, installing the edit. As with base editing, prime editing does not cause double-stranded breaks in the target DNA, resulting in lower insertion and deletion rates than gene editing technologies that rely on double stranded breaks.

We have the exclusive right to develop prime editing technology for the creation or modification of any single base transition mutations, as well as any edits made for the treatment of sickle cell disease. Transition mutations (i.e., A-to-G, G-to-A, C-to-T, or T-to-C) are the largest single class of disease-associated genetic mutations and include all of our current targets for base editing programs.

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

Collaborations

We believe our collection of base editing, gene editing and delivery technologies has significant potential across a broad array of genetic diseases. To fully realize this potential, we have established and will continue to seek out innovative collaborations, licenses, and strategic alliances with pioneering companies and with leading academic and research institutions. Additionally, we have and will continue to pursue relationships that potentially allow us to accelerate our preclinical research and development efforts. These relationships will allow us to aggressively pursue our vision of maximizing the potential of base editing to provide life-long cures for patients suffering from serious diseases.

In vivo collaborations

Pfizer

In December 2021, we entered into a four-year research collaboration agreement with Pfizer Inc., or Pfizer, focused on in vivo base editing programs for three targets for rare genetic diseases of the liver, muscle and central nervous system. Under the terms of the agreement, we will conduct all research activities through development candidate selection for three pre-specified, undisclosed targets, which are not included in our existing programs. Pfizer may opt in to exclusive, worldwide licenses to each development candidate, after which it will be responsible for all development activities, as well as potential regulatory approvals and commercialization, for each such development candidate. We have a right to opt in, at the end of Phase 1/2 clinical trials, upon the payment of an option exercise fee, to a global co-development and co-commercialization agreement with respect to one program licensed under the collaboration pursuant to which we and Pfizer would share net profits as well as development and commercialization costs in a 35%/65% ratio (Beam/Pfizer).

Apellis Pharmaceuticals

In June 2021, we entered into a research collaboration agreement with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of our base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the agreement, we will conduct preclinical research on up to six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis has an exclusive option to license any or all of the six programs and will assume responsibility for subsequent development. We may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to one program licensed under the collaboration.

Verve Therapeutics

In April 2019, we entered into a collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, a company focused on gene editing for cardiovascular disease treatments. This collaboration allows us to more fully realize the potential of base editing in treating cardiovascular disease, a disease area outside of our core focus and where Verve has significant expertise. Under the terms of the Verve Agreement, Verve received exclusive worldwide licenses to use our base editing technology and certain gene editing and delivery technologies for human therapeutic applications against certain cardiovascular targets. In exchange, we received shares of Verve common stock. Additionally, we are eligible to receive milestone payments for certain clinical and regulatory events for licensed products, and we retain the option, after the completion of Phase 1 clinical trials, to participate in future development and commercialization, and share 50 percent of U.S. profits and losses, for any licensed product directed against these targets.

In January 2021, Verve announced it had selected VERVE-101 as its lead product to be developed initially for the treatment of heterozygous familial hypercholesterolemia, or HeFH, a potentially fatal genetic heart disease. Individuals with HeFH have a genetic mutation causing high LDL-C levels in the blood. Over time, high LDL-C builds up in the heart’s arteries, resulting in reduced blood flow or blockage, and ultimately heart attack or stroke. Inactivation of the proprotein convertase subtilisin/kexin type 9, or PCSK9, gene has been shown to up-regulate LDL receptor expression, which leads to lower LDL-C levels. By making a single A-to-G change in the DNA genetic sequence of PCSK9, VERVE-101 aims to inactivate the target gene. In January 2021, Verve also reported preclinical proof-of-concept data in NHPs that demonstrated the successful use of ABEs to turn off PCSK9, and in January 2022, Verve announced it expects to submit an IND application for VERVE-101 in the second half of 2022.

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

Additionally, researchers at IOB have developed living models of the retina, known as organoids, which can be used to test novel therapies. Under the terms of the agreement with IOB, the parties will leverage IOB’s unique expertise in the field of ophthalmology along with our novel base editing technology to advance programs directed to the treatment of certain ocular diseases, including Stargardt disease.

Ex vivo collaborations

Sana Biotechnology

In October 2021, we entered into an option and license agreement, or the Sana Agreement, with Sana Biotechnology, Inc., or Sana, pursuant to which we granted Sana non-exclusive research and development and commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. Under the terms of the Sana Agreement, licensed products include certain specified allogeneic T cell and stem cell-derived products directed at specified genetic targets, with certain limited rights for Sana to add and substitute such products and targets. The Sana Agreement excludes the grant of any Beam-controlled rights to perform base editing.

Boston Children’s Hospital

In July 2020, we entered into an alliance agreement, or the BCH Agreement, with Boston Children’s Hospital, or Boston Children’s. Under the terms of the BCH Agreement, we will identify and sponsor research programs to be performed at Boston Children’s either solely by Boston Children’s or by both Boston Children’s and us, to facilitate the development of certain disease-specific therapies using our proprietary base editing technology. Boston Children’s will also serve as a clinical site to advance bench-to-bedside translation of our pipeline across certain therapeutic areas of interest, including programs in sickle cell disease and pediatric leukemias and exploration of new programs targeting other diseases.

Magenta Therapeutics

In June 2020, we announced a non-exclusive research and clinical trial collaboration agreement with Magenta Therapeutics Inc., or Magenta, to evaluate the potential utility of MGTA-117, Magenta’s novel targeted antibody-drug conjugate, for conditioning of patients with sickle cell disease and beta-thalassemia receiving our base editing therapies. Conditioning is a critical component necessary to prepare a patient’s body to receive the edited cells, which carry the corrected gene and must engraft in the patient’s bone marrow in order to be effective. Today’s conditioning regimens rely on nonspecific chemotherapy or radiation, which are associated with significant toxicities. MGTA-117 is designed to precisely target only hematopoietic stem and progenitor cells, to spare immune cells, and has shown high selectivity, potent efficacy, wide safety margins and broad tolerability in non-human primate models. MGTA-117 may be capable of clearing space in bone marrow to support long-term engraftment and rapid recovery in patients. Combining the precision of our base editing technology with the more targeted conditioning regimen enabled by MGTA-117 has the potential to further improve therapeutic outcomes for patients suffering from these severe diseases.

Competition

The pharmaceutical and biotechnology industries, including the gene editing field, are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property. While we believe that our differentiated technology, scientific expertise, and intellectual property position provide us with competitive advantages, we face potential competition from a variety of companies in these fields. Within these industries, we will compete with existing large pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies.

There are several other companies utilizing CRISPR/Cas9 nuclease technology, including Caribou Biosciences, Editas Medicine, CRISPR Therapeutics, Intellia Therapeutics, Arbor Biotechnologies, Metagenomi, and Mammoth Biosciences. Several additional companies utilize other nuclease-based gene editing technologies, including Zinc Fingers, Arcuses, and TAL Nucleases, including Sangamo Biosciences, Precision BioSciences, bluebird bio, Allogene Therapeutics and Cellectis. Additionally, newer gene editing modalities are emerging, including from Prime Medicine, Tessera Therapeutics, Shape Therapeutics, Scribe Therapeutics, Korro Bio, PerkinElmer (formerly Horizon Discovery) and Intellia Therapeutics. PerkinElmer and Intellia Therapeutics are developing base editing technology and Tessera Therapeutics is utilizing mobile genetic elements for gene editing. In addition, we face competition from companies utilizing various gene therapy, oligonucleotides, and CAR-T therapeutic approaches.

We are also aware of companies with products in development in our disease areas where we will compete with approved therapies, those in development today, and those emerging in the future. For hemoglobinopathies, these companies include Global Blood Therapeutics, CRISPR Therapeutics, Novartis Pharmaceuticals, Sangamo Therapeutics, Editas Medicine, Homology Medicines, Graphite Bio and Vera Therapeutics (formerly Trucode Gene Repair). For T-cell malignancies, these include Gracell Bio, iCell Gene Therapeutics, PersonGen and Wugen. More broadly in the immuno-oncology cell therapy space, these include Allogene Therapeutics, Cellectis, 2seventy bio, Bristol Myers Squibb, Fate Therapeutics, Gilead Sciences, Novartis Pharmaceuticals, Poseida Therapeutics, Precision Bio, Legend Biotech and Autolus Therapeutics. For our liver targeted therapies, these include Intellia Therapeutics, Editas Medicines, CRISPR Therapeutics, Ultragenyx, Apic Bio, Arrowhead Pharmaceuticals, LogicBio Therapeutics, Generation Bio and Vertex.

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for our product candidates. This may include other types of therapies, such as small molecule, antibody, and/or protein therapies.

In addition, many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, conducting preclinical studies and clinical trials and seeking approval for products than we do today. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We also compete with these companies in recruiting, hiring and retaining qualified scientific and management talent, establishing clinical trial sites and patient registration for clinical trials, obtaining manufacturing slots at CMOs, and in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, particularly if they represent cures, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience, and availability of reimbursement.

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

As of December 31, 2021, we owned approximately two U.S. patents, 42 pending U.S. provisional patent applications, 24 pending U.S. patent applications, 14 pending international patent applications, or PCT applications, and 128 pending ex-U.S. patent applications. The patent applications outside of the United States were filed in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Singapore and South Africa. Our owned patent applications are related to our DNA base editing technology, as further described below, including claims to base editor variants with enhanced activities (e.g., nucleobase deaminating activity) or novel properties (e.g., PAM recognition), methods of using such base editors, methods of using such base editors for therapeutic indications, multiplex base editing in immune cells ex vivo, guide RNAs that target base editors to therapeutically relevant DNA sequences, and methods for evaluating base editing specificity. Some aspects of our owned patent applications are related to viral and non-viral delivery technologies, as further detailed below. One of the PCT applications is co-owned with Broad Institute and President and Fellows of Harvard College, or Harvard. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patents would be expected to expire between 2039 and 2043, excluding any additional term for patent term adjustments or patent term extensions.

DNA base editing

Beam’s owned portfolio includes approximately two U.S. patents, 21 pending U.S. patent applications, 13 pending U.S. provisional patent applications, 116 pending ex-U.S. patent applications and five pending PCT applications directed to DNA base editing. As of December 31, 2021, we in-licensed approximately 11 U.S. patents, 16 pending U.S. patent applications, 30 ex-U.S. patents, and 96 pending ex-U.S. patent applications, related to DNA base editing from Broad Institute, Harvard, Editas Medicine Inc., or Editas, and Bio Palette Co., Ltd., or Bio Palette. The patents and patent applications outside of the United States were filed in jurisdictions including Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan and Korea. The patents and applications from our in-licensed portfolio for DNA base editing include claims to novel base editors, claims to engineered deaminase enzymes (e.g., evolved TadA) used in the base editors, compositions including the base editor or engineered deaminase as a component, methods of using such base editors, including methods of using such base editors for therapeutic indications, guide RNAs that target base editors to therapeutically relevant DNA sequences. The in-licensed patents and applications also cover various aspects related to the platform technology, including base editing systems that employ S. pyogenes Cas9, S. aureus Cas9, Cas9 PAM variants, inactive forms of Cas9, and/or Cas9 nickases, and systems for delivery of base editors. Our current in-licensed patents and patent applications on DNA base editing, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2038, excluding any additional term for patent term adjustments or patent term extensions (or the corresponding foreign equivalent).

RNA Base Editing

As of December 31, 2021, we in-licensed approximately one U.S. patent, 17 pending U.S. patent applications, five ex-U.S. patents, and 66 pending ex-U.S. patent applications, related to RNA base editing from Broad Institute. The patents and patent applications outside of the United States were filed in jurisdictions including Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea and Russia. The patents and applications from our in-licensed portfolio for RNA base editing include claims to novel base editors, compositions including the base editor as a component, guide RNAs that target base editors to therapeutically relevant RNA sequences, and methods of using such base editors, including methods of using such base editors for therapeutic indications. Our current in-licensed patents and patent applications on RNA base editing, if the appropriate maintenance fees are paid, are expected to expire between 2036 and 2038, excluding any additional term for patent term adjustments or patent term extensions (or the corresponding foreign equivalent).

CRISPR/Cas12b

As of December 31, 2021, we in-licensed approximately one U.S. patent, six pending U.S. patent applications, and 15 pending ex-U.S. patent applications, related to editing using Cas12b from Broad Institute. The patents and patent applications outside of the United States were filed in jurisdictions including Australia, Canada, China, Europe, Hong Kong, Japan, Korea and Russia. The patents and applications from our in-licensed portfolio for Cas12b editing include claims to methods of using Cas12b to modify DNA (e.g., nuclease cleavage of DNA) and engineered and/or non-naturally occurring compositions including Cas12b as a component. Our current in-licensed patents and patent applications on Cas12b base editing, if the appropriate maintenance fees are paid, are expected to expire between 2036 and 2039, excluding any additional term for patent term adjustments or patent term extensions (or the corresponding foreign equivalent).

Delivery technologies

Beam’s owned portfolio includes approximately four pending U.S. patent applications, 18 pending U.S. provisional patent applications, 11 pending ex-U.S. patent applications and five pending PCT applications directed to delivery technologies. As of December 31, 2021, we in-licensed approximately six U.S. patents, five pending U.S. patent applications, 11 ex-U.S. patents, 31 pending ex-U.S. patent applications and three pending PCT applications related to viral and non-viral based delivery technologies. The patents and patent applications outside of the United States were filed in jurisdictions including Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, New Zealand and Singapore. The patents and applications from our in-licensed portfolio for delivery technologies include claims to novel lipid-based delivery systems and compositions, viral-based delivery systems and compositions, and methods of using such systems and compositions to deliver base editors. Our current in-licensed patents and patent applications on delivery technologies, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2040, excluding any additional term for patent term adjustments or patent term extensions (or the corresponding foreign equivalent).

Rest of platform

As of December 31, 2021, we in-licensed approximately 12 U.S. patents, eight pending U.S. patent applications, 22 ex-U.S. patents, and 26 pending ex-U.S. patent applications, related to the balance of our platform from universities and institutions. The patents and patent applications outside of the United States were filed in jurisdictions including Australia, Canada, China, Europe, Hong Kong, Japan, Korea and New Zealand. The patents and applications from our in-licensed portfolio for the balance of our platform include claims to compositions and methods for delivery of charged base editor proteins into cells, modification and improvements to the base editing systems including improvements to the nucleotide binding protein component, guide RNA component and base editing enzyme component of the base editing complex, methods for evaluating gene targeting and base editing efficiency and compositions and methods for prime editing. Our current in-licensed patents and patent applications on the balance of our platform, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2039, excluding any additional term for patent term adjustments or patent term extensions (or the corresponding foreign equivalent).

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

Trademarks

As of December 31, 2021, we owned approximately two pending U.S. trademarks applications with the Patent and Trademark Office for BEAM THERAPEUTICS and BEAM THERAPEUTICS and design, twelve ex-U.S. registered trademarks for BEAM THERAPEUTICS and BEAM THERAPEUTICS and design, and five ex-U.S. pending trademark applications for BEAM THERAPEUTICS and BEAM THERAPEUTICS and design.

As of December 31, 2021, we in-licensed approximately two pending U.S. trademarks, ten allowed/registered ex-U.S. trademarks, and seven pending ex-U.S. trademark applications, for the use of REPAIR™ and RESCUE™ from Broad Institute.

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

License Agreement with The President and Fellows of Harvard College

In June 2017, we entered into a license agreement with Harvard, as amended, or the Harvard License Agreement, pursuant to which we received an exclusive, worldwide, royalty-bearing, sublicensable license under certain patent rights owned or controlled by Harvard to make, have made, offer for sale, sell, have sold and import licensed products in the field of the prevention or treatment of any and all human diseases and conditions, excluding human germline modification and products for non-human animal and plant applications. We also received a non-exclusive, worldwide, royalty-bearing, sublicensable license to research, have researched, develop and have developed “enabled” products related to the Harvard patent rights which are not licensed products.

The licensed patents are directed, among other things, to C-to-T, A-to-G, and C-to-G base editors, for the treatment of certain diseases and conditions and to base editing, more generally.

Under the Harvard License Agreement, we are required to use commercially reasonable efforts to develop products incorporating the base editing technology covered in the licensed patents, in accordance with a development plan that we prepared and submitted to Harvard. The development plan includes certain development milestones that we are required to meet, as well as the timelines for the completion thereof, and we may update the development plan from time to time as we believe necessary, in our good faith judgment, for us to meet such milestones. If we are successfully able to gain regulatory approval in any country to introduce a licensed product into the commercial market in such country, then we are also required to use commercially reasonable efforts to commercialize such licensed product and make such licensed product reasonably available to the public. If we fail to meet any of the deadlines for the development milestones, then Harvard may, depending on the nature of the failure and the impacted milestones, either terminate the Harvard License Agreement or our licenses with respect to the applicable licensed product(s), subject to certain exceptions and opportunities for us to cure such failure. Additionally, we are required to initiate a discovery program in accordance with the development plan and development milestones for the development of a licensed product covered by certain sub-categories of licensed patents. Failure to achieve milestones with respect to such sub-categories gives Harvard the right to grant third parties non-exclusive licenses under such failed sub-categories.

The licenses granted to us under the Harvard License Agreement are expressly subject to certain preexisting rights held by Harvard and certain third parties. For example, certain of the licensed patents were developed by employees of the Howard Hughes Medical Institute and were subsequently assigned to Harvard but remain subject to a non-exclusive license between Harvard and Howard Hughes, pursuant to which Howard Hughes received a license from Harvard under certain of the licensed patents for research purposes with the right to sublicense to non-profit and governmental entities. In addition, certain of the licensed patents claim or cover inventions resulting from research that was sponsored by the U.S. government, and the U.S. government retains certain rights with respect to such licensed patents under applicable U.S. law. Harvard additionally retains limited rights for itself and for other non-profit research organizations to practice the licensed patents for research, educational, and scholarly purposes. Furthermore, Harvard retains the right, beginning a certain period of time after regulatory approval of any licensed product in the U.S. or certain European countries, to grant third parties the non-exclusive right to develop, manufacture, have manufactured, import, have imported, offer for sale, sell, have sold or otherwise distribute or have distributed such licensed product or an equivalent thereof solely for sale on a locally-affordable basis in certain specified developing countries in which we do not have plans to seek regulatory approval.

Although the licenses granted to us under the Harvard License Agreement are exclusive, Harvard may grant a license to a third party under the licensed patents to research, develop, and commercialize a product directed to one or more particular targets, or a proposed product, in the field under limited circumstances. If a third party that is not a specified competitor of ours inquires with Harvard for such a license, and then attempts to enter into a sublicense agreement with us after being referred to us by Harvard and fails to do so after a certain period of time and presents to Harvard a proposal including certain information describing the proposed development and commercialization of such product, then Harvard may notify us of such proposal. If we are not researching, developing or commercializing such a proposed product, then we can notify Harvard as to whether we are interested in developing such proposed product, entering into a sublicense agreement with such third party to develop such proposed product, or entering into a sublicense with another third party to develop the same proposed product. If we inform Harvard that we are interested in developing such proposed product, then we will prepare a development plan, similar in scope to the development plan under the Harvard License Agreement, to develop such proposed product. If we inform Harvard that we are interested in entering into a sublicense agreement pursuant to which a third party would receive a sublicense from us under the licensed patents to develop such proposed product, then we will have a specified period of time to enter into such a sublicense agreement and provide reasonable evidence thereof. If we are not researching, developing, or commercializing such a proposed product, fail to provide a development plan, or fail to enter into a sublicense agreement with respect to such proposed product, in each case, within specified time periods, then Harvard may grant a license to the applicable third party under the licensed patents to research, develop, and commercialize such proposed product.

We are permitted to further sublicense our rights under the Harvard License Agreement to third parties, provided that any such sublicense agreement with a third party must remain in compliance with and be consistent with the terms of the Harvard License Agreement, and certain rights granted to us under the Harvard License Agreement can only be sublicensed to bona fide collaboration partners who are working with us to develop one or more licensed products. In addition, any such sublicense agreement must include certain provisions to ensure our ability to comply with the Harvard License Agreement. We are also responsible for any breaches of a sublicense agreement by the applicable sublicensee, if such breach results in a material breach of the Harvard License Agreement, provided that if we cure the breach or diligently enforce our rights to terminate the sublicense, we will not be subject to termination by Harvard for the sublicensee’s breach, even if it resulted in a material breach of the Harvard Agreement.

In exchange for the licenses granted to us under the Harvard License Agreement, we initially issued to Harvard 101,363 shares of our common stock and subsequently issued 765,549 shares of our common stock pursuant to anti-dilution rights in the Harvard License Agreement. We are also required to pay to Harvard an annual license maintenance fee ranging from low-to-mid five figures to low six figures, depending on the particular calendar year. Harvard is also entitled to receive potential clinical and regulatory milestones in the mid-to-high eight figure range. If we undergo a change of control during the term of the Harvard License Agreement, then certain of the milestone payments would be increased. We paid Harvard a total of $9.0 million upon the completion of our Series A and Series B financings.

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. We elected to make the payment in shares of our common stock and issued 174,825 shares of our common stock to settle this liability on June 10, 2021. We may additionally owe Harvard success payments of up to an additional $90.0 million.

With respect to the sale of licensed products by us, our affiliates or our sublicensees, Harvard is entitled to receive low single digit royalties on net sales of licensed products until, on a country-by-country basis, the latest of the expiration of (i) the last to expire valid claim of a licensed patent covering the applicable licensed product, (ii) the period of exclusivity associated with such licensed product in such country or (iii) a certain number of years after the first commercial sale of such licensed product in such country. We are entitled to certain reductions and offsets on these royalties with respect to a licensed product in a given country and certain increases in the event we, our affiliates or sublicensees bring patent challenges relating to any licensed patents (subject to an ability to delay and/or avoid such increases by diligently seeking to terminate and/or terminating the sublicense that has taken the applicable action). If we sublicense our rights to develop or commercialize a licensed product under the Harvard License Agreement to a third party and we receive non-royalty sublicense income, then Harvard is entitled to a percentage of such consideration, ranging from the high single digits to an amount in the first decile depending on the date in which such sublicense agreement is executed and the stage of development our licensed products at such time.

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

Unless earlier terminated, the Harvard License Agreement will remain in effect until the later of the last-to-expire valid claim of the licensed patents or the end of the last to expire royalty term. We may terminate the Harvard License Agreement at our convenience following written notice to Harvard. Either party may terminate the Harvard License Agreement for a material breach of the other party, subject to a notice and cure period. Harvard may also terminate the Harvard License Agreement in the event of our bankruptcy or insolvency or if we fail to procure and maintain insurance. Upon expiration or termination of the Harvard License Agreement, the licenses granted to us will terminate and all rights under the licensed patent rights will revert to Harvard.

License Agreement with Editas Medicine, Inc.

In May 2018, we entered into a license agreement, or the Editas License Agreement, with Editas pursuant to which we received an exclusive (even as to Editas), royalty-bearing, sublicensable, worldwide license under certain patent rights owned or controlled by Editas related to certain base editing technologies and CRISPR technology to develop, commercialize, make, have made, use, offer for sale, sell and import certain base editing products for the treatment of human diseases or conditions. The license we received is non-exclusive with respect to certain specified targets. Our licensed field excludes the treatment of certain diseases and certain fields of use that have already been licensed to other partners of Editas, provided that our licensed field may expand if the fields licensed to other Editas partners are reduced or are otherwise modified as a result of any termination, expiration, or amendment to Editas’ agreements with such partners. In addition, we received a royalty-free, non-sublicensable, non-exclusive license under a separate set of patent rights owned or controlled by Editas to conduct research activities in our licensed field and for which we have an option to obtain an exclusive license from Editas.

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

As between the parties, Editas is responsible for the prosecution and maintenance of all licensed patents, provided that we have certain information, comment, and review rights for certain of the licensed patents.

Unless earlier terminated, the Editas License Agreement will expire on a licensed product-by-licensed product and country-by-country basis on the expiration of the applicable royalty term with respect to such licensed product in such country. We may terminate the Editas License Agreement on written notice to Editas subject to a specified notice period. Either party may terminate the Editas License Agreement for a material breach of the other party, subject to a notice and cure period. Editas may also terminate the Editas License Agreement if we challenge the validity of any of the licensed patents, subject to customary carveouts. Upon expiration or termination of the Editas License Agreement in its entirety or with respect to a family of patents, the licenses granted to us will immediately terminate in its entirety or solely with respect to the expired or terminated patent family, as the case may be; however, if we have the right to terminate the Editas License Agreement due to Editas’ material breach of the Editas License Agreement, then in lieu of so terminating the Editas License Agreement, we can elect to reduce our royalty payment obligations under the Editas License Agreement by certain specified percentages.

License Agreement with The Broad Institute, Inc.

In May 2018, our affiliate, Blink Therapeutics Inc., or Blink, entered into a license agreement, as amended, or the Broad License Agreement, with Broad Institute. In September 2021, Blink merged with and into Beam, such that Blink’s separate corporate existence ceased and Beam continued as the surviving corporation and the successor by merger to the Broad License Agreement with respect to Blink. Under the Broad License Agreement, and as further detailed below, we received certain rights to RNA base editing technology, including the RNA editor platforms RESCUE™ and REPAIR™, which use Cas13 linked to a deaminase to deliver single base A-to-I or C-to-U editing of RNA transcripts, respectively, as well as the Cas12b nuclease family of gene editing enzymes.

More specifically, under the Broad License Agreement, Broad Institute granted us an exclusive, worldwide, royalty-bearing and sublicensable license under certain patent rights to the extent owned or controlled by Broad Institute (including via an interinstitutional agreement with the Massachusetts Institute of Technology, or MIT, and Harvard) comprising (i) certain patent rights claiming or disclosing novel CRISPR enzymes and systems (including those related to DNA cleaving) or systems, methods and compositions for targeted nucleic acid editing, in each case to exploit products covered by such patents, (ii) certain product-specific patent rights claiming or disclosing novel CRISPR enzymes and systems, methods and compositions for targeted nucleic acid editing, in each case to exploit base editor products covered by such patents and (iii) certain patent rights generally related to gene targeting to exploit base editor products covered by such patents, in each case to make, have made, offer for sale, sell, have sold and import certain licensed products.

Under the Broad License Agreement, we have also been granted (i) a non-exclusive, royalty-bearing and sublicensable license under all patents exclusively licensed to us under the Broad License Agreement to make, have made, offer for sale, sell, have sold and import certain products in our field that were made, discovered, developed or determined to have utility through the use of such patents in a research or discovery program commencing before May 2021 or through the use of transferred materials from Broad Institute but that are not covered by the licensed patents and (ii) a non-exclusive, worldwide, royalty-bearing and sublicensable internal research license under all patents exclusively licensed to us. All licenses granted to us by Broad Institute exclude human germline modification, the stimulation of biased inheritance of particular genes or, with certain exceptions, traits within a plant or animal population and certain modifications of the tobacco plant and are subject to certain retained rights of Broad Institute, Harvard and MIT and the U.S. federal government. Broad Institute additionally retains limited rights for itself, Harvard and MIT and for other non-profit research organizations to practice the licensed patents for research, educational, and scholarly purposes.

Under the Broad License Agreement, we are required to use commercially reasonable efforts to develop licensed products in accordance with a development plan that Blink prepared and submitted to Broad Institute. The development plan includes certain development milestones that we are required to meet, as well as the timelines for the completion thereof, and we may update the development plan from time to time if we believe, in our good faith judgment, that such update is needed in order to improve our ability to meet such development milestones. We will not be able to delay such development milestone timelines without providing a reasonable explanation and plan to Broad Institute and provided further that Broad Institute’s approval of the explanation and plan in its reasonable discretion is required for any milestone timeline extension of more than a specified number of years. If we are successfully able to gain regulatory approval in any country to introduce a licensed product into the commercial market in such country, then we are also required to use commercially reasonable efforts to commercialize such licensed product and make such licensed product reasonably available to the public.

Additionally, we are required to use commercially reasonable efforts to pursue the viability of the technology covered, claimed or disclosed in certain sub-categories of licensed patents and must initiate a discovery program for the development of a licensed product covered by a valid claim, or otherwise generally enabled, by the use of such sub-category of the licensed patents during a certain period of time following the execution of the Broad License Agreement and submit an updated development plan and development milestones reasonably acceptable to Broad Institute for such sub-category of the licensed patents within such period of time. If we fail to use commercially reasonable efforts to pursue the viability of such technology or to initiate a discovery program or to submit an updated development plan in the specified time period then the license under such sub-category of the licensed patents will terminate and, if such sub-category of the licensed patents consists of base editor patent rights, our rights with respect to gene targeting licensed patents shall convert to non-exclusive so that such rights may be licensed for use to such terminated base editor licensed patents.

Broad Institute, MIT, and Harvard also retain the right to grant further licenses under specified circumstances to third parties, other than specified entities, that wish to research, develop, and commercialize a product that would otherwise fall within the scope of our exclusive license grant from Broad Institute and Harvard pursuant to Broad Institute, Harvard and MIT’s inclusive innovation model. If, after a specified period of time, such a third party inquires with Broad Institute for such a license and presents to Broad Institute a proposal including information describing the proposed development and commercialization of such a proposed product, then Broad Institute may notify us of the request and the requester’s identity, and the nature of the specific proposed product, including the applicable gene to which the proposed product is directed. Broad Institute is not required to share any other information provided by the requester to us in connection with the inclusive innovation model. If we are not researching, developing or commercializing such a proposed product, then we can notify Broad Institute as to whether in good faith we are interested in developing such proposed product, entering into a sublicense agreement with such requesting third party to develop such proposed product, entering into a sublicense with another third party to develop such proposed product, or that we are not interested in any of the foregoing. If we inform Broad Institute that we are interested in developing such proposed product, then we will prepare a development plan, similar in scope to the development plan under the Broad License Agreement, to develop such proposed product and must commence the development program for such proposed product within a specified period. If we inform Broad Institute that we are interested in entering into a sublicense agreement pursuant to which the inquiring third party or another third party would receive a sublicense from us under the licensed patents to develop such proposed product, then we may enter into such a sublicense agreement and provide reasonable evidence thereof during the period. If we decline to conduct the foregoing activities or do not complete such activities within the specified period, which period is reduced by the period of time the requesting third party has previously negotiated with us, then Broad Institute may grant a license to the applicable third party under the licensed patents to research, develop, and commercialize such proposed product, and our license to such the applicable patent rights will, at Broad Institute’s election, terminate with respect to the gene that is the subject of the proposed third party product.

We are permitted to sublicense the licensed patents to affiliates and third parties, provided that any such sublicense agreement must remain in compliance with and be consistent with the terms of the Broad License Agreement. In addition, any such sublicense agreement must include certain customary provisions to ensure our ability to comply with the Broad License Agreement. We are also responsible for any breaches of a sublicense agreement by the applicable sublicensee and are responsible for all payments due under the Broad License Agreement by operation of any such sublicense.

As partial consideration for the rights granted under the Broad License Agreement, Broad Institute received 1,940,000 shares of Blink’s common stock. The shares issued to Broad Institute were exchanged into 865,240 shares of our common stock in connection with our acquisition of Blink on September 25, 2018.

Under the Broad License Agreement, we are also required to pay Broad Institute an annual license maintenance fee ranging from the low- to mid-five figures to the low-six figures, depending on the particular calendar year. Broad Institute is also entitled to receive clinical and regulatory milestones totaling in the mid-to-high eight figure range. We paid Broad Institute a total of $9.0 million upon the completion of our Series A and Series B financings.

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. We elected to make the payment in shares of our common stock and issued 174,825 shares of our common stock to settle this liability on June 10, 2021. We may additionally owe Broad Institute success payments of up to an additional $90.0 million.

We are also required to pay royalties in the low single digits for products covered by the licensed patents with such royalty reduced by a certain percentage for products enabled by the licensed patents or transferred materials, but not covered by the licensed patents. The royalty rate payable by us is subject to customary reductions and offsets on these royalties with respect to a product in a given country. The royalty term for a product in a country will terminate on the later of the expiration of (i) the last to expire licensed patent covering the applicable product, (ii) the period of exclusivity associated with such product in such country or (iii) a certain period of time after the first commercial sale of such product in such country. If we sublicense our rights to develop or commercialize a licensed product under the Broad License Agreement to a third party and receive non-royalty sublicense income, then Broad Institute is entitled to a percentage of such consideration, ranging from the high single digits to an amount in the low first decile, dependent on the development stage of products under the Broad License Agreement at the time of sublicense execution.

Broad Institute is responsible for the prosecution and maintenance of all licensed patents, provided that we have certain consultation, comment, and review rights with respect to such prosecution and maintenance activities of exclusively licensed patent rights.

Unless earlier terminated, the Broad License Agreement will remain in effect until the later of the last-to-expire valid claim of a licensed patent covering our licensed products or the end of the last to expire royalty term. We may terminate the Broad License Agreement for its convenience following written notice to Broad Institute subject to a specified notice period. Either party may terminate the Broad License Agreement for a material breach of the other party, subject to a notice and cure period. Broad Institute may also terminate the Broad License Agreement in the event of our bankruptcy or insolvency, if we fail to procure and maintain insurance or if we, our affiliates or sublicensees bringing patent challenges relating to any licensed patents (subject to a cure period for us to terminate the sublicensee that has taken the applicable action).

License Agreement with Bio Palette Co., Ltd.

On March 27, 2019, we entered into a license agreement, or the Bio Palette License Agreement, with Bio Palette Co., Ltd., or Bio Palette, pursuant to which we received an exclusive (even as to Bio Palette and its affiliates), sublicensable license under certain patent rights related to base editing owned or controlled by Bio Palette to research, make, have made, import, export, distribute, use, have used, sell, have sold or offer for sale, and otherwise exploit products for the treatment of human disease throughout the world, but excluding products in the microbiome field in Asia. In addition, we granted Bio Palette an exclusive (even as to us and our affiliates) license under certain patent rights related to base editing and gene editing owned or controlled by us to research, make, have made, import, export, distribute, use, have used, sell, have sold or offer for sale, and otherwise exploit products in the microbiome field in Asia, subject to our right, in its sole discretion, to expand Bio Palette’s license (and the applicable royalty obligations) to the entire territory. Each party to the Bio Palette Agreement retains non-exclusive rights to develop and manufacture products in the microbiome field worldwide for the sole purpose of exploiting those products in its own territory. Each party agrees to certain coordination obligations in the microbiome field in the event that either party determines not to exploit their rights in such field.

If Bio Palette comes into the control of any other patent right that is useful for the treatment, diagnosis or prevention of any human diseases or conditions and intends to grant a license under that patent right in certain defined fields and in certain defined territories, we have the exclusive right of first negotiation for an exclusive license under that patent right in those fields and territories. If we come into the control of any other patent right that is useful in certain defined fields and intend to grant a license under that patent right in those fields in certain defined territories, Bio Palette has the exclusive right of first negotiation for an exclusive license under that patent right in those fields and territories.

As part of the Bio Palette License Agreement, if we form a Scientific Advisory Board, then Bio Palette will have the right to appoint two representatives to such board until the conclusion of the period ending five years after the effective date of the Bio Palette License Agreement. Additionally, we and Bio Palette agree to communicate with each other regarding potential base editing collaborations in Japan.

We are required to use commercially reasonable efforts to develop a licensed product in the United States, Japan, the U.K., France, Germany, Italy and Spain. For any licensed product in our licensed field and territory that receives regulatory approval, we are required to use commercially reasonable efforts to commercialize that licensed product in the relevant country. Bio Palette is required to use commercially reasonable efforts to develop a licensed product in Japan. For any licensed product that receives regulatory approval, Bio Palette is required to use commercially reasonable efforts to commercialize such licensed product in the relevant country.

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

We and Bio Palette are both permitted to sublicense the licensed patents to affiliates and third parties, provided that the applicable terms of the Bio Palette License Agreement and the Kobe Head License would apply to such affiliates and third parties. The sublicensing party is also responsible for any breaches of such terms by the applicable sublicensee and is responsible for all payments due under the Bio Palette License Agreement by operation of any such sublicense.

Upon the execution of the Bio Palette License Agreement, we paid Bio Palette an upfront fee of $0.5 million. In connection with the execution of the Bio Palette License Agreement, we issued to Bio Palette 16,725 shares of our common stock, with an agreement to issue additional shares of our common stock in the low six figures in the event that the referenced Bio Palette patent issues in the United States. Upon the issuance of a certain Bio Palette patent in the United States in June 2020, we made a milestone payment to Bio Palette of $2.0 million and, in July 2020, issued to Bio Palette 175,000 shares of our common stock valued at $0.3 million. We also agreed to pay a royalty at a fraction of a percent on net sales of products that are covered by the patents licensed by Bio Palette to us, and Bio Palette agreed to pay a royalty at a fraction of a percent on net sales of products that are covered by the patents licensed by us to Bio Palette. The royalty term for a product in a country will terminate on the later of the expiration of (i) patent-based exclusivity with respect to such licensed product in such country or (ii) regulatory exclusivity with respect to such licensed product in such country.

Any intellectual property arising out of activities under the Bio Palette License Agreement will be owned by the party inventing such intellectual property. Bio Palette is responsible for the prosecution and maintenance of all patents licensed by Bio Palette to us, provided that we have customary consultation, comment and review rights with respect to such prosecution and maintenance activities solely with respect to national entries of a certain specified PCT application. We have the sole right to prosecute and maintain patents licensed by us to Bio Palette.

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

The FDA must approve a product candidate for a therapeutic indication before it may be marketed in the United States. An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•
preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•
completion of the manufacture, under cGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•
design of a clinical protocol and submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
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

Preclinical studies and investigational new drug application

Before testing any investigational biological product in humans, including a gene editing product candidate, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

An IND is an exemption from the FDCA that allows an unapproved drug or biological product to be shipped in interstate commerce for use in an investigational clinical trial. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved new drug application, or NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin. Preclinical or nonclinical testing typically continues even after the IND is submitted.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a partial clinical hold might state that a specific protocol or part of a protocol may not proceed, while other parts of a protocol or other protocols may do so. No more than 30 days after the imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following the issuance of a clinical hold or partial clinical hold, a clinical investigation may only resume once the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed or recommence. Occasionally, clinical holds are imposed due to manufacturing issues that may present safety issues for the clinical study subjects.

Additionally, genetic medicine clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH also are potentially subject to review by a committee within the U.S. National Institutes of Health’s, or NIH’s, Office of Science Policy called the Novel and Exceptional Technology and Research Advisory, or the NExTRAC. As of 2019, the charter of this review group has evolved to focus public review on clinical trials that cannot be evaluated by standard oversight bodies and pose unusual risks. With certain genetic medicine protocols, FDA review of or clearance to allow the IND to proceed could be delayed if the NExTRAC decides that full public review of the protocol is warranted.

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
•
A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

In some cases, the FDA may approve a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety or effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products. The FDA generally recommends that sponsors observe subjects for potential gene-therapy related delayed adverse events in a long-term follow-up study of fifteen years for integrating vectors, up to fifteen years for herpes virus vectors capable of establishing latency, up to fifteen years for microbial vectors known to establish persistent infection, up to fifteen years for gene editing products, and up to five years for AAV vectors. FDA recommends that these long-term follow-up studies include, at a minimum, five years of annual physical examinations followed by annual queries, either in-person or by phone or written questionnaire, for the remaining observation period.

Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and has updated it periodically since that time to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study, among other things. The FDA has indicated that it will continue to provide any necessary guidance to sponsors, clinical investigators, and research institutions as the public health emergency evolves.

During the development of a new product candidate, sponsors are given opportunities to meet with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before an application is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of the new product.

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public registry maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both the NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must submit a pediatric study plan, or PSP, within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The PSP outlines the proposed pediatric study or studies they plan to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The FDA must then review the information submitted, consult with the sponsor, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after FDA’s receipt of the study plan. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements, under specified circumstances. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

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

Although the FDA’s guidance documents are not legally binding, we believe that our compliance with certain aspects of them is likely necessary to gain approval for any product candidate we may develop. The guidance documents provide recommendations and additional clarity as to factors that the FDA will consider at each stage of gene therapy development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and controls, or CMC, information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies; and gene therapy products for the treatment of rare diseases. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire.

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

Compliance with cGMP and cGTP requirements

The FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies and are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently.

Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the NDA sponsor and any third-party manufacturers involved in producing the approved product.

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

Review and approval of a BLA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, potency and purity of the investigational product to the satisfaction of the FDA. The fee required for the submission of a BLA under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for FY2022 this application fee is approximately $3.1 million), and the sponsor of an approved NDA is also subject to an annual program fee, currently more than $369,000 per eligible prescription drug product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of the BLA within 60 days of receipt and must inform the sponsor by that time whether the application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations for applications state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety, purity and potency or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept a BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA may inform the applicant of certain requirements for information when it accepts the BLA or by the 74th day of the receipt of the BLA. Thereafter, the FDA may submit “information requests” to the applicant in the course of the agency’s review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application for an investigational product that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of a BLA to extend beyond the PDUFA goal date.

Before approving a BLA, the FDA may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. Additionally, the FDA may refer the BLA, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the NDA sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process.

The FDA reviews a BLA to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the drug involved, on the basis of which it could fairly and responsibly be concluded by such experts that the drug will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [the FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It has not yet finalized that guidance.

In addition, before approving an application, the FDA will determine whether the facility in which the product is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety. The approval process is lengthy and often difficult, and the FDA may refuse to approve a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA may issue either an approval letter or a Complete Response Letter, or CRL.

An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA addressing all of the deficiencies identified in the letter or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Post-approval regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA has imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about a product;
•
mandated modification of promotional materials and labeling and issuance of corrective information;
•
fines, warning letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•
product recall, seizure or detention, or refusal to permit the import or export of products;
•
injunctions or the imposition of civil or criminal penalties; and
•
consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs.

The FDA strictly regulates the advertising and labeling of prescription drug products, including biological products. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. In addition, the sponsor of an approved drug in the United States may not promote that drug for unapproved, or off-label, uses, although a physician may prescribe a drug for an off-label use in accordance with the practice of medicine. If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Finally, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled clinical trials to demonstrate the product’s safety and efficacy in the new indication. Even if such trials are conducted, the FDA may not approve any expansion of the labeled indications for use in a timely fashion, or at all. There also are continuing, annual user fee requirements that are now assessed as program fees for certain approved drugs.

Orphan drug designation and exclusivity

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

Gene therapy products present novel issues for assessing when two products are the “same” for orphan exclusivity purposes. In September 2021, the FDA issued a final guidance document describing its current thinking on when a gene therapy product is the “same” as another product for the purpose of orphan exclusivity. Under the guidance, if either the transgene or vector differs between two gene therapy products in a manner that does not reflect “minor” differences, the two products would be considered different drugs for orphan drug exclusivity purposes. FDA will determine whether two vectors from the same viral class are the same on a case-by-case basis and may consider additional key features in assessing sameness. While the guidance provides some additional clarity on FDA’s approach to assessing “sameness,” significant ambiguity and uncertainty remain as to how FDA will assess viral vectors in the same class, what differences in vector or transgene are considered minor, and what additional features may be considered.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or provide a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed in December 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of the FDA Reauthorization Act of 2017, or FDARA, in 2017, but have not yet been approved or licensed by the FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the agency to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

Pediatric exclusivity

Pediatric exclusivity is another type of non-patent regulatory exclusivity in the United States. Specifically, the Best Pharmaceuticals for Children Act provides for the attachment of an additional six months of exclusivity, which is added on to the term of any remaining regulatory exclusivity at the time the pediatric exclusivity is granted. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data, even if the data do not show the product to be effective in the pediatric population studied.

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

Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state-regulated, to regulate the use of biosimilars.

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

Further, in April 2020, the FDA issued additional guidance which describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate. This guidance builds upon existing policy regarding the labeling of companion diagnostics. In its 2014 guidance, the FDA stated that if evidence is sufficient to conclude that the companion diagnostic is appropriate for use with a specific group of therapeutic products, the companion diagnostic’s intended use/indications for use should name the specific group of therapeutic products, rather than specific products. The 2020 guidance expands on the policy statement in the 2014 guidance by recommending that companion diagnostic developers consider a number of factors when determining whether their test could be developed, or the labeling for approved companion diagnostics could be revised through a supplement, to support a broader labeling claim such as use with a specific group of oncology therapeutic products (rather than listing an individual therapeutic product(s)).

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs; for federal fiscal year 2022, the standard fee for review of a PMA is $374,858 and the small business fee is $93,714.

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

Federal and state data privacy and security laws

There are multiple privacy and data security laws that may impact our business activities in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Any clinical trials we conduct will be regulated by Subpart A of 45 CFR 46, also known as the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. Moreover, new laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, in 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information. Compliance with the CCPA is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which will expand the CCPA to incorporate additional provisions, including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA will also expand personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties. Most CPRA provisions will take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws. Other states will be considering these laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of any products for which we or our collaborators obtain regulatory and marketing approval.

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

Clinical trial approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, but it has not yet become effective. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

On January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system. The EMA has indicated that the system will go live in January 2022.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

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

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the Committee for Medicinal Products for Human Use, or CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Conditional approval

In specific circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive; and (5) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Regulatory data exclusivity in the EU

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

Pediatric studies

Prior to obtaining a marketing authorization in the EU, applicants must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are provided in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

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

Pediatric Exclusivity

If an applicant obtains a marketing authorization in all EU member states, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC.

Patent term extensions in the EU and other jurisdictions

The EU also provides for patent term extension through SPCs. The rules and requirements for obtaining an SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the EU, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.

General data protection regulation

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or the EEA, and the processing of personal data that takes place in the EEA, is subject to the EU’s General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, or Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EU to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

On June 23, 2016, the electorate in the U.K. voted in favor of leaving the EU, commonly referred to as Brexit. As with other issues related to Brexit, there are open questions about how personal data will be protected in the U.K. and whether personal information can transfer from the EU to the U.K. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the U.K. that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the U.K., it is unclear whether transfer of data from the EEA to the U.K. will remain lawful under the GDPR. The U.K. government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the U.K. as being “essentially adequate” for purposes of data transfer from the EU to the U.K., although this decision may be re-evaluated in the future.

Beyond the GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow the GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.

Brexit and the regulatory framework in the U.K.

Following protracted negotiations, the U.K. left the EU on January 31, 2020. Under the withdrawal agreement, there was a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the EU entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K., as the U.K. legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the U.K. in the long term. The Medicines and Healthcare Regulatory Agency published detailed guidance for industry and organizations to follow from January 1, 2021 at the completion of the transition period, which the Agency will update as the U.K.’s regulatory position on medicinal products evolves over time.

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
•
the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers and teaching hospitals to the Center for Medicare & Medicaid Services within the U.S. Department of Health and Human Services for re-disclosure to the public, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members;
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

Health care and other reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, which, among other things, includes changes to the coverage and payment for drug products under government healthcare programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, , Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

In January 2021, a new executive order directed federal agencies to reconsider rules and other policies that limit Americans’ access to healthcare and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID‑19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. In prior presidential administrations, several executive orders intended to lower the costs of prescription drug products were issued. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing a most favored nation model, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries effective January 1, 2021, but such final rule is subject to a nationwide preliminary injunction for its failure to comply with notice and comment rulemaking requirements. The current administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review. Further, Executive Order 14063, signed on July 9, 2021, focuses on, among other things, the price of pharmaceuticals. To address these costs, the Order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription drugs and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such drugs, and to address the recurrent problem of price gouging.”

On September 9, 2021, HHS released its plan to reduce drug prices. The key features of that plan are to: (a) make drug prices more affordable and equitable for all consumers and throughout the health care system by supporting drug price negotiations with manufacturers; (b) improve and promote competition throughout the prescription drug industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments. Further, on August 21, 2021, in response to the litigation challenging the most favored nation model, CMS issued a proposed rule to rescind the interim final rule, following public notice and comment. With issuance of this proposal, CMS stated that it will carefully consider the comments it received on the November 2020 interim final rule as it explores all options to incorporate value into payments for Medicare Part B drugs and improve beneficiaries' access to evidence-based care.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Human Capital Resources

Team members

As of December 31, 2021, we had 341 team members employed with us full-time, of which 107 had a M.D. or Ph.D. degree. Of these team members, 234 were engaged in research and development activities, 13 were engaged in clinical activities, 32 were in technical operations and 62 were in general and administrative roles. None of our team members are represented by a labor union or covered by a collective bargaining agreement.

Human capital strategy

Our human capital strategy starts with our values:

•
A community of fearless innovators
•
Rigorous and honest in our research
•
Listening with open minds
•
Committed to each other

These values have helped us build a team that is focused on achieving our vision of providing life-long cures for patients suffering from serious diseases.

We believe the following priorities are key to realizing this vision:

Engagement

We have a highly engaged team, and we regularly collect feedback to ensure their voices are heard. We do this through a combination of engagement surveys, weekly team meetings, one-on-one interactions, and open forums. In 2021, 98% of our team members participated in the Boston Globe’s Top Places to Work survey. We have received this industry recognition for each of the last three years.

Total rewards (compensation and benefits)

We are committed to rewarding our team members in order to continue to attract and retain talent. We do this by regularly conducting market assessments to ensure our compensation program is competitively positioned. We also engage our team members on a regular basis to understand what benefits they value. This feedback has allowed us to evolve our total rewards to respond proactively to the needs of our team.

Wellness

In order to execute on our human capital strategy, the wellbeing of our team members comes first. To that end, we provide several benefits focused on the various physical, mental, and financial aspects of wellness. For example, in response to the COVID-19 pandemic, we implemented changes in our business to protect our team members and their families. These changes include flexible working schedules, weekly on-site testing, technology support and mandatory vaccination for all team members. As of December 31, 2021, all of our team members were in compliance with our COVID-19 vaccination policy.

Inclusion, diversity & belonging

We continue to build an inclusive and diverse culture that allows for unique perspectives, creates an opportunity for all to grow and develop, and reflects the needs of relevant patient communities. Our Inclusion, Diversity and Belonging team develops monthly programs for our team members to engage with, hosts external speakers and panels, supports diverse local businesses, and creates communications for events that we honor throughout the year. In addition to our monthly programming, we are undertaking initiatives to accomplish the following goals, which were established with direct input from a company-wide listening tour and are linked to our values:

•
Inclusion, Diversity and Belonging at Beam is a cultural priority with a clear vision, intentional commitment, and transparent accountability.
•
We incorporate an Inclusion, Diversity and Belonging lens into our programs, policies, and processes, ensuring Beam team members understand how inclusion, diversity and belonging can have a positive effect on the employee experience.
•
We take meaningful action to increase and support underrepresented talent, with specific emphasis on Black and Latinx team members.
•
We honor and acknowledge various groups throughout the year, observing National Hispanic Heritage Month, Black History Month, International Women’s Day, Global Diversity Awareness Month, and Indigenous People’s Day.

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

Investors and others should note that we announce material information to our investors using one or more of the following: SEC filings, press releases and our corporate website, including without limitation the “Investors Center” section of our website. We use these channels, as well as social media channels such as Twitter and LinkedIn, in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. It is possible that the information we post on our corporate website or other social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the “Investor Center” section of our corporate website and on our social media channels. The contents of our corporate website and social media channels are not, however, a part of this Annual Report on Form 10-K.

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

Since inception, we have incurred significant operating losses. Our net loss was $370.6 million, $194.6 million and $78.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $768.3 million. We have financed our operations primarily through private placements of our preferred stock and proceeds from sales of our common stock. We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
initiate clinical trials, including our BEACON-101 trial;
•
continue our research programs and our preclinical development of other product candidates from our research programs;
•
seek to identify additional research programs and additional product candidates;
•
initiate preclinical testing and clinical trials for any other product candidates we identify and develop;
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
further develop our platform;
•
hire additional personnel, including research and development, clinical, and commercial personnel;
•
add operational, financial, and management information systems and personnel, including personnel to support our product development;
•
acquire or in-license products, intellectual property, medicines, and technologies;
•
continue building and then maintain a commercial-scale cGMP manufacturing facility; and
•
continue to operate as a public company.

We have not completed any clinical trials of any product candidates and expect that it will be many years, if ever, before we have a product candidate approved for commercialization. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical studies and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Because of the numerous risks and uncertainties associated with developing base editing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate and continue clinical trials of, and seek marketing approval for, product candidates. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.

At December 31, 2021, our cash, cash equivalents, and marketable securities were $965.6 million. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funding sooner than planned. Our future capital requirements will depend on many factors, including:

•
the cost of continuing to build our platform;
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
•
the costs of future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for any product candidates for which we receive regulatory approval to commercialize;
•
the success of our license agreements and our collaborations;
•
our ability to establish and maintain additional license agreements and collaborations on favorable terms, if at all;
•
the achievement of milestones or occurrence of other developments that trigger payments under any additional license agreements or collaboration agreements we obtain;
•
the extent to which we acquire or in-license products, intellectual property and technologies;
•
the costs of operating as a public company; and
•
the costs of obtaining, building and expanding our internal manufacturing capacity.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully identify and develop product candidates and those product candidates are approved, we may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Any additional fundraising efforts may divert the attention of our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our product candidates. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. We have no committed source of additional capital and, if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us on a timely basis, we may have to significantly delay, scale back or discontinue the development or, if approved, commercialization of our product candidates or other research and development initiatives. Our current and any future license agreements and collaboration agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements. We could be required to seek collaborators for product candidates we may develop at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates we may develop in markets where we otherwise would seek to pursue development or commercialization ourselves.

If we are unable to obtain funding on a timely basis, we may also be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our stockholders restrict our operations or require us to relinquish rights to our technologies or product candidates we may develop.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted. The terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, and possibly other restrictions.

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

We are an early-stage company. We were founded in January 2017 and began operations in July 2017. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying potential product candidates, undertaking preclinical studies and preparing for the initiation of clinical trials. Nearly all of our product development programs are still in the preclinical or research stage of development, and their risk of failure is high. We have not yet demonstrated an ability to initiate or successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Our limited operating history, particularly in light of the rapidly evolving base editing and gene editing field, may make it difficult to evaluate our technology and industry and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

In addition, as a new business, we may encounter other unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will eventually need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We have never generated revenue from product sales and may never become profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates we may identify for development. We do not anticipate generating revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

•
identify product candidates and complete research and preclinical and clinical development of the product candidates we or our collaborators may identify;
•
seek and obtain regulatory and marketing approvals for any of our product candidates for which we or our collaborators successfully complete clinical trials;
•
launch and commercialize any of our product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing, and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
•
qualify for adequate coverage and reimbursement by government and third-party payors for our product candidates for which we or our collaborators obtain regulatory and marketing approval;
•
develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for the product candidates we or our collaborators may develop;
•
manufacture materials in compliance with cGMP and establish the infrastructure necessary to support and develop large-scale manufacturing capabilities;
•
establish and maintain supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products, and services to support clinical development and the market demand for our product candidates for which we or our collaborators obtain regulatory and marketing approval;
•
obtain market acceptance of any product candidates we or our collaborators may develop as viable treatment options;
•
address competing technological and market developments;
•
implement internal systems and infrastructure, as needed;
•
negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations, licensing or other arrangements;
•
maintain, protect, enforce, defend, and expand our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
•
avoid and defend against third-party interference, infringement, and other intellectual property claims; and
•
attract, hire, and retain qualified personnel.

Even if one or more of the product candidates we or our collaborators may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

We have incurred substantial losses during our history, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, subject to expiration of such carryforwards in the case of carryforwards generated prior to 2018. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as one or more shareholders or groups of shareholders who own at least 5% of the corporation’s equity increasing their ownership in the aggregate by a greater than 50 percentage point change (by value) in their equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. The amount of the annual limitation is determined based on the value of the corporation immediately prior to the ownership change. Our prior equity offerings and other changes in our stock ownership may have resulted in such ownership changes. In addition, we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additional limitations on our ability to utilize our NOLs to offset future taxable income may arise as a result of our corporate structure, whereby NOLs generated by certain of our subsidiaries or controlled entities may not be available to offset taxable income earned by our subsidiaries or other controlled entities. In addition, under legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the amount of post-2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year. The Tax Act generally eliminates the ability to carry back any NOLs to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

Risks related to discovery, development, and commercialization

Base editing is a novel technology that is not yet clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.

We are focused on developing potentially curative medicines utilizing base editing technology. Although there have been significant advances in the field of gene therapy, which typically involves introducing a copy of a gene into a patient’s cell, and gene editing in recent years, base editing technologies are new and largely unproven. The technologies that we have licensed and that we intend to develop and intend to license have not yet completed any clinical trials, nor are we aware of any clinical trials for safety or efficacy having been completed by third parties using our base editing or similar technologies. The scientific evidence to support the feasibility of developing product candidates based on these technologies is both preliminary and limited, and base editing and delivery modalities for it are novel. Successful development of product candidates by us will require solving a number of issues, including safely delivering a therapeutic into target cells within the human body or in an ex vivo setting, optimizing the efficiency and specificity of such product candidates, and ensuring the therapeutic selectivity of such product candidates. Several biological steps are required for delivery of base editing medicines to translate into therapeutically active medicines. These processing steps may differ between individuals and differ based on the targeted tissue. These differences could lead to variable levels of therapeutic protein, variable activity, immunogenicity, or variable distribution to tissues further increasing the risk inherent in the development of base editing medicines. There can be no assurance we will be successful in solving any or all of these issues, or that we will be able to progress our preclinical studies or clinical trials in accordance with anticipated timelines.

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

Development activities in the field of base editing are currently subject to a number of risks related to the ownership and use of certain intellectual property rights that are subject to patent interference proceedings in the United States and opposition proceedings in Europe. For additional information regarding the risks that may apply to our and our licensors’ intellectual property rights, see the section entitled “—Risks related to our intellectual property”.

We may not be successful in our efforts to identify and develop potential product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates based on our gene editing platform. Nearly all of our product development programs are still in the research or preclinical stage of development. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval.

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

The gene editing field is relatively new and is evolving rapidly. We are focusing our research and development efforts primarily on gene editing using base editing technology, but other gene editing technologies may be discovered that provide significant advantages over base editing, which could materially harm our business.

We focus our research and development efforts primarily on gene editing technologies using base editing. Other companies have previously undertaken research and development of gene editing technologies using zinc finger nucleases, engineered meganucleases, and transcription activator-like effector nucleases, or TALENs, but to date no company has obtained marketing approval for a product candidate developed using those technologies. There can be no certainty that base editing technology will lead to the development of genetic medicines or that other gene editing technologies will not be considered better or more attractive for the development of medicines. For example, Feng Zhang’s group at MIT and Broad Institute, and, separately, Samuel Sternberg’s group at Columbia University announced the discovery of the use of transposons, or jumping genes, in June 2019. Transposons can insert themselves into different places in the genome and can be programmed to carry specific DNA sequences to specific sites, without the need for making double-stranded breaks in DNA. In addition, one of our founders, David Liu, and his group at Broad Institute developed a novel gene editing technology. We have secured an exclusive license from Prime Medicine, a company founded by David Liu, to pursue this new technology in certain fields and for certain applications similar to those we are already pursuing with base editing. Our license does not cover all fields and applications of this new technology for gene editing and Prime Medicine retains broad rights to use this technology outside of the fields licensed to us. It is possible that this gene editing technology developed by David Liu’s group is competitive with our business, and it is also possible that such gene editing technology may potentially be considered more attractive than base editing. Therefore, Prime Medicine may pursue this technology in other fields and for other applications and may develop competing products using such technology. David Liu has reported results from his lab related to base editing in mitochondria; this is accomplished by splitting the deaminase into two halves, which are reassembled at the desired regions of the mitochondrial DNA. This new technology could be used to treat mitochondrial diseases. Our current technology cannot edit within the mitochondria. In addition, Geoffrey von Maltzahn and others have launched a company called Tessera Therapeutics, Inc., which is focused on a technology they call “Gene Writing.” This technology, which utilizes mobile genetic elements, can alter the genome by inserting genes and exons, introducing small insertions and deletions, or by changing single or multiple DNA base pairs. Similarly, another new gene editing technology that has not been discovered yet may be determined to be more attractive than base editing. Moreover, if we decide to focus primarily on gene editing technologies other than those involving base editing, we cannot be certain we will be able to obtain rights to such technologies. Although all of our founders who currently provide consulting and advisory services to us in the area of base editing technologies have assignment of inventions obligations to us with respect to the services they perform for us, these assignment of inventions obligations are subject to limitations and do not extend to their work in other fields or to the intellectual property arising from their employment with their respective academic and research institutions. To obtain intellectual property rights assigned by these founders to such institutions, we would need to enter into license agreements with such institutions, which may not be available on commercially reasonable terms or at all. Further, while our three founders have non-competition clauses in their respective consulting agreements, the non-competition obligation is limited to the field of base editing for human therapeutics, and our founders have developed and may in the future develop new technologies that are outside of the field of their non-competition obligations but may be competitive to our business. For example, as discussed above, David Liu and his group at Broad Institute have developed novel gene editing technology outside of the field of his non-competition obligations that may be used to develop products that compete with our business. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We are very early in our development efforts. Nearly all of our product candidates are still in preclinical development or earlier stages and it will be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates to and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have focused our research and development efforts to date on base editing and delivery technology, identifying our initial targeted disease indications and product candidates in these indications. Our future success depends heavily on the successful development of our base editing product candidates. With the exception of our BEACON-101 clinical trial to evaluate the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, all of our product candidates are in preclinical development or in discovery. We have invested substantially all of our efforts and financial resources in building our base editing and delivery technologies, and the identification and preclinical development of our current product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and, if approved, eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to acceptance by the FDA of our INDs and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests for our BEACON-101 trial or other clinical trials we may seek to conduct, the start or progress of such trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trial or change their position on the acceptability of our data, trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter requirements for approval than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including in Europe.

Commercialization of our product candidates we may develop will require additional preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; obtaining manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. The success of product candidates we identify and develop will depend on many factors, including the following:

•
sufficiency of our financial and other resources to complete the necessary preclinical studies, IND-enabling studies, and clinical trials;
•
regulatory clearance of IND applications or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
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

If any of the product candidates we may develop, or the delivery modalities we rely on to administer them, cause serious adverse events, undesirable side effects, or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidates, limit the commercial potential, or result in significant negative consequences following any potential marketing approval.

We have not evaluated any product candidates in human clinical trials. Moreover, there have been only a limited number of clinical trials involving the use of gene editing technologies and none involving base editing technology similar to our technology. It is impossible to predict when or if any product candidates we develop will prove safe in humans. In the genetic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia, serious blood disorders and death. There can be no assurance that base editing technologies, or components of our product candidates or methods of delivery, will not cause undesirable side effects, as improper editing of a patient’s DNA and other effects could lead to lymphoma, leukemia, or other cancers, other serious conditions or syndromes or other aberrantly functioning cells.

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

Our viral vectors that we plan to use in certain of our base editing programs, including AAV or lentiviruses, which are relatively new approaches used for disease treatment, also have known side effects, and for which additional risks could develop in the future. In past clinical trials that were conducted by others with non-AAV viral vectors, several significant side effects were caused by gene therapy treatments, including reported cases of leukemia and death. For example, in February 2021, bluebird bio reported a suspected unexpected serious adverse reaction, or SUSAR, of acute myeloid leukemia, and a SUSAR of myelodysplastic syndrome in its Phase 1/2 clinical trial of LentiGlobin, a gene therapy using a lentiviral vector for the treatment of sickle cell disease, which resulted in the FDA placing a clinical hold on the trial and the suspension of the conditional marketing authorization by the EMA of ZYNTEGLO (beti-cel), which also uses a lentiviral vector, for patients 12 years and older with transfusion-dependent beta thalassemia who do not have a β0/β0 genotype, for whom HSC transplantation is appropriate, but HLA related HSC donor is not available. Other potential side effects of viral vectors could include an immunologic reaction and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. If the vectors we use demonstrate a similar side effect, or other adverse events, we may be required to halt or delay further clinical development of any potential product candidates using such technology. Furthermore, the FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events. Such delayed adverse events may occur in other viral vectors, including AAV vectors, at a lower rate.

In addition to side effects and adverse events caused by our product candidates, the conditioning administration process or related procedures which may be used in our electroporation pipeline also can cause adverse side effects and adverse events. Additionally, we have and may continue to collaborate with third parties to develop alternative conditioning regimes, including, for example, our collaboration with Magenta, and we are conducting our own research into novel conditioning strategies. We cannot predict if alternative conditioning regimes will be compatible with our product candidates. If in the future we are unable to demonstrate that such adverse events were not caused by the conditioning regimens used, or administration process or related procedure, the FDA, the European Commission, EMA or other regulatory authorities could order us to cease further development of, or deny or limit approval of, our product candidates using such regimens, processes or procedures for any or all target indications. Even if we are able to demonstrate that adverse events are not related to the product candidate or the administration of such product candidate, such occurrences could affect patient recruitment, the ability of enrolled patients to complete the clinical trial, or the commercial viability of any product candidates that obtain regulatory approval.

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

Additionally, if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any product candidate that we develop, several potentially significant negative consequences could result, including:

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

We have not tested any of our proposed delivery modalities in clinical trials. For example, in certain of our base editing programs we intend to use novel split intein technology for AAV gene therapy that we believe will allow us to deliver the base editor and guide RNA construct by co-infection with two viruses, where each virus contains one half of the editor. The scientific evidence to support the feasibility of developing product candidates based on this technology is both preliminary and limited. We also intend to use LNPs to deliver some of our base editors. While LNPs have been used to deliver smaller molecules, such as RNAi, they have not been clinically proven to deliver larger RNA molecules, such as the ones we intend to use for our base editors. Furthermore, as with many AAV-mediated gene therapy approaches, certain clinical trial patients’ immune systems might prohibit the successful delivery, thereby potentially limiting treatment outcomes of these patients. Even if initial clinical trials in any of our product candidates are successful, these product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials.

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

In addition, the results of preclinical studies or clinical trials may not be predictive of the results of later preclinical studies or clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We or our collaborators may not be able to initiate or continue clinical trials for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be particularly challenging for some of the rare genetically defined diseases we are targeting in our most advanced programs, as well as for some of our product candidates for pediatric populations, and delays related to the COVID-19 pandemic could exacerbate delays in enrolling for new clinical trials. In addition, if patients are unwilling to participate in our base editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy, or gene editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products, or for other reasons, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of any product candidates we may develop may be delayed. Moreover, some of our competitors currently and may in the future have ongoing clinical trials for product candidates that treat the same indications as product candidates we are developing and may develop in the future, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

Clinical trial patient enrollment is also affected by other factors, including:

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

Our ability to successfully initiate, enroll, and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•
difficulty in establishing or managing relationships with contract research organizations, or CROs, and physicians;
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

If clinical trials of any product candidates we identify and develop fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidates we identify and develop, we must complete preclinical development and then conduct extensive clinical trials to demonstrate their safety and efficacy in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

We and our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates we identify and develop, including:

•
delays in reaching a consensus with regulators on trial design and endpoints;
•
regulators, institutional review boards, or IRBs, or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective CROs and clinical trial sites;
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

•
the number of patients required for clinical trials of any product candidates we develop may be larger than we anticipate; enrollment of suitable participants in these clinical trials, which may be particularly challenging for some of the rare genetically defined diseases we are targeting in our most advanced programs, may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
regulators, IRBs, or independent ethics committees may require that we or our investigators suspend or terminate clinical research or clinical trials of any product candidates we develop for various reasons, including noncompliance with regulatory requirements, a finding of undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks or after an inspection of our clinical trial operations or trial sites;
•
the cost of clinical trials of any product candidates we may develop may be greater than we anticipate;
•
the supply or quality of any product candidates we may develop or other materials necessary to conduct clinical trials of any product candidates we develop may be insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing, and delivery of any product candidates we may develop to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;
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

If we or our collaborators are required to conduct additional clinical trials or other testing of any product candidates we develop beyond those that we currently contemplate, if we or our collaborators are unable to successfully complete clinical trials or other testing of any product candidates we develop, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we or our collaborators may:

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

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate we develop in the United States or any other jurisdiction, and any such approval may be for a more narrow indication than we seek.

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

We do not have a sales or marketing infrastructure and do not have experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any approved medicine for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing, and commercial support infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates we develop if and when they are approved.

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

The development and commercialization of new drug products is highly competitive. Moreover, the base editing and delivery technology fields are characterized by rapidly changing technologies, significant competition, and a strong emphasis on intellectual property. We will face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

There are several other companies utilizing CRISPR/Cas9 nuclease technology, including Caribou Biosciences, Editas Medicine, CRISPR Therapeutics, Intellia Therapeutics, Arbor Biotechnologies, Metagenomi, and Mammoth Biosciences. Several additional companies utilize other nuclease-based gene editing technologies, including Zinc Fingers, Arcuses, and TAL Nucleases, which includes Sangamo Biosciences, Precision BioSciences, bluebird bio, Allogene Therapeutics, and Cellectis. Additionally, newer gene editing modalities are emerging, including from Prime Medicine, Tessera Therapeutics, Shape Therapeutics, Scribe Therapeutics, Korro Bio, PerkinElmer (formerly Horizon Discovery) and Intellia Therapeutics. PerkinElmer and Intellia Therapeutics are developing base editing technology and Tessera Therapeutics is utilizing mobile genetic elements for gene editing. In addition, we face competition from companies utilizing various gene therapy, oligonucleotides, and CAR-T therapeutic approaches.

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

Our potential therapeutic products involve editing the human genome. The clinical and commercial success of our potential products will depend in part on public understanding and acceptance of the use of gene editing therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene editing is unsafe, unethical, or immoral, and, consequently, our product candidates may not gain the acceptance of the public or the medical community. For example, a public backlash developed against gene therapy following the death of a patient in 1999 during a gene therapy clinical trial. The death of the clinical trial subject was due to complications related to AAV vector administration. In addition, in 2020, three patients in Audentes Therapeutics’ clinical trial investigating AT132 (a gene therapy product candidate which was being delivered via AAV administration) for X-linked myotubular myopathy (XLMTM) died. The immediate cause of death in two cases was sepsis and in a third case was gastrointestinal bleeding, each of which followed progressive liver dysfunction that occurred within the first 4-6 weeks following AT132 dosing, and which did not respond to standard treatment. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

In addition, gene editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of gene editing technology to human embryos or the human germline. For example, academic scientists in several countries, including the United States, have reported on their attempts to edit the gene of human embryos as part of basic research. In addition, in November 2018, Dr. Jiankui He, a Chinese biophysics researcher who was an associate professor in the Department of Biology of the Southern University of Science and Technology in Shenzhen, China, reportedly claimed he had created the first human genetically edited babies, twin girls. This claim, and another that Dr. He had helped create a second gene-edited pregnancy, was subsequently confirmed by Chinese authorities and was negatively received by the public, in particular those in the scientific community. News reports indicate that Dr. He was sentenced to three years in prison and fined $430,000 in December 2019 by the Chinese government for illegal medical practice in connection with such activities. In the wake of the claim, the World Health Organization established a new advisory committee to create global governance and oversight standards for human gene editing and announced plans for a new global registry to track research on human gene editing. The Alliance for Regenerative Medicine also released principles for the use of gene editing in therapeutic applications endorsed by a number of companies that use gene editing technologies.

Regulation of gene editing technology varies across jurisdictions. In the United States, germline editing for clinical application has been expressly prohibited since enactment of a December 2015 FDA ban on such activity. Prohibitions are also in place in the U.K., across most of Europe, in China, and many other countries around the world. In the United States, the NIH has announced that the agency would not fund any use of gene editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the U.K. prohibit genetically modified embryos from being implanted into women, except that mitochondrial replacement therapy has been permitted in the U.K. since 2016. Separately, embryos can be altered in the U.K. in research labs under license from the Human Fertilisation and Embryology Authority. Research on embryos is more tightly controlled in some other European countries.

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

If we or any CMOs and suppliers we engage fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We and any CMOs and suppliers we engage are subject to numerous federal, state, and local environmental, health, and safety laws, regulations, and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air, and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Any product candidates we may develop will likely require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as the product candidates we intend to develop generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory, or potentially delay progression of our potential IND filings. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. For example, the current approach of manufacturing AAV vectors may fall short of supplying required number of doses needed for advanced stages of preclinical studies or clinical trials, and the FDA may ask us to demonstrate that we have the appropriate manufacturing processes in place to support the higher-dose group in our future preclinical studies or clinical trials. In addition, our product candidates we may develop will require complicated delivery modalities, such as electroporation, LNPs, or viral vectors, each of which will introduce additional complexities in the manufacturing process.

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

We contract with third parties for the manufacture of materials for our research programs, preclinical studies and clinical trial and expect to continue to do so for at least a portion of the manufacturing process for our research programs, preclinical studies, clinical trials and for commercialization of any product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We do not have any manufacturing facilities at the present time. We currently rely on third-party manufacturers for the manufacture of our materials for preclinical studies and clinical trial, and may continue to do so for at least a portion of the manufacturing process for our research programs, preclinical studies, clinical testing and for commercial supply of any product candidates that we may develop and for which we or our collaborators obtain marketing approval. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on an order-by-order basis.

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
•
reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and
•
the possible inability of third-party suppliers to supply and/or transport materials, components and products to us in a timely manner as a result of disruptions to the global supply chain in connection with the COVID-19 pandemic or other factors, or as a result of supply shortages in connection with large-scale production of COVID-19 vaccines.

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

Any medicines that we develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing drug components and drug product necessary for gene editing. In addition, multiple third parties have contracted with commercial manufacturers to manufacture materials required for large-scale production of COVID-19 vaccines, including mRNA. If supply of mRNA is limited, we may not be able to obtain mRNA for use in our preclinical studies and clinical trials, which may result in research and development delays.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply of all drug components and drug products necessary for our gene editing product candidates. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture any product candidates we may develop, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of any product candidates we may develop may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

As our drug development pipeline increases and matures, the increased demand for clinical supplies from our facilities and third parties may impact our ability to operate. We will require increased capacity across our entire supply chain. Furthermore, we rely on many service providers, including those that provide manufacturing or testing services, all of whom have inherent risks in their operations that may adversely impact our operations.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture our product candidates at sufficient yields and, if approved, at commercial-scale. We have limited experience manufacturing any of our product candidates in the volumes that are necessary to support clinical trials or and no experience manufacturing at volumes that are necessary to support commercial sales. Efforts to establish these capabilities may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency or quality. In addition, other companies, many with substantial resources, compete with us for access to the materials needed to manufacture our product candidates.

We currently utilize, and expect to continue to utilize, third parties to, among other things, manufacture raw materials, components, parts, and consumables, and to perform quality testing. If the field of base editing and other genetic medicines continues to expand, we may encounter increasing competition for these materials and services. Demand for third-party manufacturing or testing facilities may grow at a faster rate than their existing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of such raw materials, components, parts, and consumables required to manufacture our product candidates. The use of service providers and suppliers could expose us to risks, including, but not limited to:

•
termination or non-renewal of supply and service agreements with third parties in a manner or at a time that is costly or damaging to us;
•
disruptions to the operations of these suppliers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the supplier or service provider; and
•
inspections of third-party facilities by regulatory authorities that could have a negative outcome and result in delays to or termination of their ability to supply our requirements.

Our reliance on third-party manufacturers may adversely affect our operations or result in unforeseen delays or other problems beyond our control. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture our product candidates on a clinical and, if approved, a commercial scale, replacement of a manufacturer may be expensive and time-consuming and may cause interruptions in the production of our product candidates. A third-party manufacturer may also encounter difficulties in production. These problems may include:

•
difficulties with production costs, scale up and yields;
•
availability of raw materials and supplies;
•
quality control and assurance;
•
shortages of qualified personnel;
•
compliance with strictly enforced federal, state and foreign regulations that vary in each country where products might be sold; and
•
lack of capital funding.

As a result, any delay or interruption could have a material adverse effect on our business, financial condition, or results of operations.

We have and may in the future enter into collaborations with third parties for the research, development, and commercialization of certain of the product candidates we develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

We have and may in the future seek third-party collaborators for the research, development, and commercialization of certain of the product candidates we develop. Under the agreements we have entered into and any agreements we may enter into in the future with any third parties, we have and will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations involving our research programs or any product candidates we may develop pose numerous risks to us, including the following:

•
Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations.
•
Collaborators may not pursue development and commercialization of any product candidates we develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities.
•
Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing.
•
Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates we develop if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
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

If our collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. Furthermore, even if we receive such payments, they will likely result in payment obligations under license agreements with our licensors, which could be substantial. If we do not receive the funding we expect under these collaboration agreements, or if the funding is substantially offset by payment obligations to our licensors, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described in this Annual Report on Form 10-K apply to the activities of our collaborators.

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

If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Some of our collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the product candidates we may develop that are the subject of these collaborations with us. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates we may develop.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, if approved, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or, if approved, commercialization activities at our own expense. If we elect to increase our expenditures to fund development or, if approved, commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to develop product candidates or bring them to market and generate product revenue.

Risks related to our intellectual property

If we are unable to obtain and maintain patent and other intellectual property protection for any product candidates we develop and for our platform technologies, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our platform technologies may be adversely affected.

Our commercial success will depend in large part on our ability to obtain and maintain patent, trademark, trade secret and other intellectual property protection of our base editing platform technology, product candidates and other technology, including delivery platform technology methods used to manufacture them and methods of treatment, as well as successfully defending our patent and other intellectual property rights against third-party challenges. It is difficult and costly to protect our base editing platform technology and protect candidates, and we may not be able to ensure their protection. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates we may develop is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We seek to protect our proprietary position by in-licensing intellectual property relating to our platform technology and filing patent applications in the United States and abroad related to our base editing platform technology, delivery platform technology and product candidates that are important to our business. If we or our licensors are unable to obtain or maintain patent protection with respect to our base editing platform technology, delivery platform technology and product candidates we may develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours and our ability to commercialize any product candidates we may develop may be adversely affected.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. The field of gene editing, especially in the area of base editing technology, has been the subject of extensive patenting activity and litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain, and we may become involved in complex and costly litigation. Our pending and future patent applications may not result in patents being issued which protect our base editing platform technology, delivery platform technology and product candidates we may develop, or which effectively prevent others from commercializing competitive technologies and product candidates.

No consistent policy regarding the scope of claims allowable in the field of gene editing, including base editing technology, has emerged in the United States. The scope of patent protection outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, enforce and defend our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patent rights. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will be valid and enforceable and provide sufficient protection from competitors.

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

We have licensed and are dependent on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our base editing technology and product candidates. For example, we are a party to license agreements with Broad Institute, Editas, Harvard, and Bio Palette, and others, pursuant to which we in-license key patents and patent applications for our base editing platform technology and product candidates (the Broad License Agreement, the Editas License Agreement, the Harvard License Agreement and the Bio Palette License Agreement, respectively). These license agreements impose various diligence, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate our license, in which event we would not be able to develop or market our base editing platform or any other technology or product candidates covered by the intellectual property licensed under these agreements. For example, under the Harvard License Agreement, we are required to initiate a discovery program in accordance with the development plan and development milestones for the development of a licensed product covered by certain sub-categories of licensed patents. If we fail to initiate such a discovery program, our rights with respect to the sub-category of licensed patents will terminate.

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

In the event any of our third-party licensors determine that, in spite of our efforts, we have materially breached a license agreement or have failed to meet certain obligations thereunder, it may elect to terminate the applicable license agreement or, in some cases, one or more licenses under the applicable license agreement and such termination would result in us no longer having the ability to develop and commercialize product candidates and technology covered by that license agreement or license. In the event of such termination of a third-party in-license, or if the underlying patents under a third-party in-license fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Our owned and in-licensed patents and patent applications may not provide sufficient protection of our platform technologies, our product candidates and our future product candidates or result in any competitive advantage.

We have in-licensed a number of issued U.S. patents and patent applications that cover base editing and gene targeting technologies, as well as our delivery platform technology. We have applied for provisional patent applications or Patent Cooperation Treaty, or PCT, applications intended to specifically cover our base editing platform technology and uses with respect to treatment of particular diseases and conditions, and currently own two issued U.S. patents. We have applied for provisional patent applications or PCT applications intended to specifically cover our delivery platform technology but do not currently own any issued U.S. patents. Each U.S. provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the intentions disclosed in the associated provisional patent applications. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect our base editing platform technology, delivery platform technology or our product candidates, or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable. Any failure to obtain or maintain patent protection with respect to our base editing platform technology, delivery platform technology and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our owned patents and patent applications and our in-licensed patents and patent applications contain claims directed to compositions of matter on our base editing product candidates, as well as methods directed to the use of such product candidates for gene therapy treatment. Method-of-use patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own, or in-license, may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our patent applications are pending, we may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in interference or derivation proceedings, or equivalent proceedings in foreign jurisdictions. Even if patents do successfully issue, third parties may challenge their inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we own or the patents and patent applications we in-license with respect to our base editing platform technology, delivery platform technology and product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing, and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced.

Given that patent applications in the United States and other countries are confidential for a period of time after filing, at any moment in time, we cannot be certain that we or our licensors were in the past or will be in the future the first to file any patent application related to our base editing technology, delivery platform technology or product candidates. In addition, some patent applications in the United States may be maintained in secrecy until the patents are issued. As a result, there may be prior art of which we or our licensors are not aware that may affect the validity or enforceability of a patent claim, and we or our licensors may be subject to priority disputes. For our in-licensed patent portfolios, we rely on our licensors to determine inventorship, and obtain and file inventor assignments of priority applications before their conversion as PCT applications. A failure to do so in a timely fashion may give rise to a challenge to entitlement of priority for foreign applications nationalized from such PCT applications. For example, the European Patent Office, or the EPO, Opposition Division, or the EPO Opposition Division, has revoked our optioned Broad Institute patent European Patent No. EP2771468 following a third-party challenge to its priority rights. The patent was revoked due to loss of priority. We or our licensors are subject to and may in the future become a party to proceedings or priority disputes in Europe or other foreign jurisdictions. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business.

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

Likewise, our currently owned patents and patent applications, if issued as patents, and in-licensed patents and patent applications, if issued as patents, directed to our proprietary base editing technologies and our product candidates are expected to expire from 2034 through 2043, without taking into account any possible patent term adjustments or extensions. Our owned or in-licensed patents may expire before, or soon after, our first product candidate achieves marketing approval in the United States or foreign jurisdictions. Additionally, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current in-licensed patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

Our owned patents and patent applications and in-licensed patents and patent applications and other intellectual property may be subject to priority disputes or to inventorship disputes and similar proceedings. If we or our licensors are unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop, which could have a material adverse impact on our business.

Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain of the U.S. patents and one U.S. patent application to which we hold an option are co-owned by Broad Institute and MIT, and in some cases co-owned by Broad Institute, MIT, and Harvard, which we refer to together as the Boston Licensing Parties, and were involved in U.S. interference No. 106,048 with one U.S. patent application co-owned by the University of California, the University of Vienna, and Emmanuelle Charpentier, which we refer to together as the University of California. On September 10, 2018, the Court of Appeals for the Federal Circuit, or the CAFC, affirmed the Patent Trial and Appeal Board of the USPTO’s, or PTAB’s, holding that there was no interference-in-fact. An interference is a proceeding within the USPTO to determine priority of invention of the subject matter of patent claims filed by different parties.

On June 24, 2019, the PTAB declared an interference (U.S. Interference No. 106,115) between ten U.S. patent applications ((U.S. Serial Nos. 15/947,680; 15/947,700; 15/947,718; 15/981,807; 15/981,808; 15/981,809; 16/136,159; 16/136,165; 16/136,168; and 16/136,175) that are co-owned by the University of California, and 13 U.S. patents and one U.S. patent application (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; and 9,840,713, and U.S. Serial No. 14/704,551)) that are co-owned by the Boston Licensing Parties, which we have an option to under the Editas License Agreement. In the declared interference, the University of California has been designated as the junior party and the Boston Licensing Parties have been designated as the senior party.

As a result of the declaration of interference, an adversarial proceeding in the USPTO before the PTAB has been initiated, which is declared to ultimately determine priority, specifically and which party was first to invent the claimed subject matter. Following oral arguments on the parties’ motions in May 2020, the PTAB issued a decision in September 2020, which included, in part, denying the Boston Licensing Parties motion that the University of California should be estopped in the current proceeding by the PTAB’s decision in the prior interference proceeding between the parties (No. 106,048), finding that the Boston Licensing Parties remain the senior party in the proceeding, and holding that the interference will proceed to the second, priority phase. An interference is typically divided into two phases. The first phase is referred to as the motions or preliminary motions phase while the second is referred to as the priority phase. In the first phase, each party may raise issues including but not limited to those relating to the patentability of a party’s claims based on prior art, written description, and enablement. A party also may seek an earlier priority benefit or may challenge whether the declaration of interference was proper in the first place. Priority, or a determination of who first invented the commonly claimed invention, is determined in the second phase of an interference. We cannot predict with any certainty how long the priority phase will actually take, and it may take approximately a year or longer before a decision is made by the PTAB. On February 4, 2022 an oral hearing was held in the priority phase of U.S. Interference No. 106,048. Although the hearing typically precedes a decision by the PTAB, we cannot predict with any certainty when a decision will be made. The ten University of California patent applications and the 13 U.S. patents and one U.S. patent application co-owned by the Boston Licensing Parties involved in U.S. Interference No. 106,115 generally relate to CRISPR/Cas9 systems or eukaryotic cells comprising CRISPR/Cas9 systems having fused or covalently linked RNA and the use thereof in eukaryotic cells. There can be no assurance that the U.S. interference will be resolved in favor of the Boston Licensing Parties. If the U.S. interference resolves in favor of University of California, or if the Boston Licensing Parties’ patents and patent application are narrowed, invalidated, or held unenforceable, we may lose the ability to license the optioned patents and patent application and our ability to commercialize our product candidates may be adversely affected if we cannot obtain a license to relevant third party patents that cover our product candidates. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

We or our licensors may also be subject to claims that former employees, collaborators, or other third parties have an interest in our owned patents or patent applications or in-licensed patents or patent applications or other intellectual property as an inventor or co-inventor. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors. In addition, we may need the cooperation of any such co-owners to enforce any patents that issue from such patent applications against third parties, and such cooperation may not be provided to us.

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

We have entered into license agreements with third parties and may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including base editing technology, delivery platform technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

In each of our license agreements, we are generally responsible for bringing any actions against any third party for infringing on the patents we have licensed. Certain of our license agreements, also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of or base editing platform technology, delivery platform technology or product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and growth prospects. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or broaden what we believe to be the scope of the licensor’s rights to our intellectual property and technology, or increase what we believe to be our financial or other obligations under the relevant agreement, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. As a result, any termination of or disputes over our intellectual property licenses could result in the loss of our ability to develop and commercialize our base editing platform, delivery platform, or other product candidates or we could lose other significant rights, any of which could have a material adverse effect on our business, financial conditions, results of operations, and prospects. It is also possible that a third party could be granted limited licenses to some of the same technology, in certain circumstances.

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

Furthermore, there has been extensive patenting activity in the fields of gene editing and delivery technologies, and pharmaceutical companies, biotechnology companies, and academic institutions are competing with us or are expected to compete with us in the fields of gene editing and delivery technologies and filing patent applications potentially relevant to our business and we are aware of certain third-party patent applications that, if issued, may allow the third party to circumvent our patent rights. For example, we are aware of several third-party patents, and patent applications, that if issued, may be construed to cover our base editing technology, delivery technology and product candidates. In order to market our product candidates, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for product candidates we may develop and base editing and delivery technologies. We may also require licenses from third parties for additional non-base editing technologies, including additional delivery methods that we are evaluating for use with product candidates we are developing and may develop in the future. In addition, some of our owned patents and patent applications and in-licensed patents and patent applications are co-owned with third parties. With respect to any patents co-owned with third parties, we may require licenses to such co-owners’ interest to such patents. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us.

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

The intellectual property landscape around gene editing technology, including base editing and delivery technology, is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent, delay or otherwise interfere with our product discovery and development efforts.

The field of gene editing, especially in the area of base editing technology, is still in its infancy, and no such product candidates have reached the market. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field and in the field of delivery technology, the intellectual property landscape is evolving and in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.

Our commercial success depends upon our ability and the ability of our collaborators and licensors to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our base editing platform technology, delivery platform technology and any product candidates we may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the EPO. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates and they may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our base editing platform technology, delivery platform technology and product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of therapies, products or their methods of use or manufacture. We are aware of certain third-party patents and patent applications that, if issued, may be construed to cover our base editing technology, delivery technology and product candidates. There may also be third-party patents of which we are currently unaware with claims to technologies, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. The extensive patent filings related to CRISPR and Cas make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our base editing platform technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our base editing platform technology and product candidates. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, or the University of California Portfolio, which contains multiple patents and pending applications directed to gene editing. The University of California portfolio includes, for example, U.S. Patent Nos. 10,266,850; 10,227,611; 10,000,772; 10,113,167; 10,301,651; 10,308,961; 10,337,029; 10,351,878; 10,407,697; 10,358,659; 10,358,658; 10,385,360; 10,400,253; 10,421,980; 10,415,061; 10,428,352; 10,443,076; 10,487,341; 10,513,712; 10,519,467; 10,526,619; 10,533,190; 10,550,407; 10,563,227; 10,570,419; 10,577,631; 10,597,680; 10,612,045; 10,626,419; 10,640,791; 10,669,560; 10,676,759; 10,752,920; 10,774,344; 10,793,878; 10,900,054; 10,982,230; 10,982,231; 10,988,780; 10,988,782; 11,001,863; 11,008,589; 11,008,590; 11,028,412; 11,186,849; 11,242,543, which are expected to expire around March 2033, excluding any additional term for patent term adjustment, or PTA, or patent term extension, or PTE, and any disclaimed term for terminal disclaimers. The University of California portfolio also includes numerous additional pending patent applications. If these patent applications issue as patents, they are expected to expire around March 2033, excluding any PTA, PTE, and any disclaimed term for terminal disclaimers. As discussed above, certain applications in the University of California Portfolio are currently subject to U.S. Interference No. 106,115 with certain U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties to which we have an option under the Editas License Agreement. Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain members of the University of California Portfolio are being opposed in Europe by multiple parties. For example, the EPO Opposition Division has initiated opposition proceedings against European Patent Nos. EP2,800,811 B1, and EP3,241,902 B1and EP3401400 B1, which are estimated to expire in March 2033 (excluding any patent term adjustments or extensions). The opposition procedure before the EPO allows one or more third parties to challenge the validity of a granted European patent within nine months after grant date of the European patent. Opposition proceedings may involve issues including, but not limited to, priority, patentability of the claims involved, and procedural formalities related to the filing of the patent application. As a result of the opposition proceedings, the Opposition Division can revoke a patent, maintain the patent as granted, or maintain the patent in an amended form. Most of the claims of European patent EP 2,800,811 B1 were maintained without amendment by the Opposition Division, but this decision is being appealed. In April 2021, the claims of European patent EP3,241,902 B1 were revoked in their entirety, and that decision is not being appealed. In February 2022, the claims of European patent EP3,401,400 B1 were maintained in amended form by the Opposition Division, and it is uncertain if this decision will be appealed. If these patents are maintained by the Opposition Division with claims similar to those that are currently opposed, our ability to commercialize our product candidates may be adversely affected if we do not obtain a license to these patents. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Our ability to commercialize our product candidates in the United States and abroad may be adversely affected if we cannot obtain a license on commercially reasonable terms to relevant third-party patents that cover our product candidates, delivery platform technology or base editing platform technology. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing any product candidates we may develop and our technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology, delivery platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

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

We may become involved in lawsuits to protect or enforce our patents, future patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful and could result in a finding that such patents are unenforceable or invalid.

Competitors may infringe our patents, future patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. In addition, our patents, future patents or the patents of our licensing partners also are, and may in the future become, involved in inventorship, priority, validity or enforceability disputes. Countering or defending against such claims can be expensive and time consuming. In an infringement proceeding, a court may decide that a patent owned or in-licensed by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly.

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

Conversely, we may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). We are currently challenging, and in the future may choose to challenge, third party patents in patent opposition proceedings in the EPO or another foreign patent office. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates, base editing platform technology, delivery platform technology or other or proprietary technologies.

For example, as discussed above, elements of the University of California patent portfolio are being opposed in Europe by multiple parties and we are participating in the opposition proceedings. The EPO Opposition Division, or the Opposition Division, has initiated opposition proceedings against European patents estimated to expire in March 2033 (excluding any patent term adjustments or extensions) and co-owned by the University of California. The opposition procedure before the EPO allows one or more third parties to challenge the validity of a granted European patent within nine months after grant date of the European patent. Opposition proceedings may involve issues including, but not limited to, priority, patentability of the claims involved, and procedural formalities related to the filing of the patent application. As a result of the opposition proceedings, the Opposition Division can revoke a patent, maintain the patent as granted, or maintain the patent in an amended form. It is uncertain when or in what manner the Opposition Division will act on the opposition proceedings of these European patents. If these patents are maintained by the Opposition Division with claims similar to those that are currently opposed, our ability to commercialize our product candidates may be adversely affected if we do not obtain a license to these patents. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology, delivery platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Changes in patent law in the United States and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our platform technologies and product candidates.

As is the case with other biotech and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain.

Changes in either the patent laws or interpretation of the patent laws could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, the United States transitioned from a “first to invent” to a “first-to-file” patent system. Under a “first-to-file” system, assuming that other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on an invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our technology or product candidates or invent any of the inventions claimed in our or our licensor’s patents or patent applications. The America Invents Act also includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, allowing third party submission of prior art and establish a new post-grant review system including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The effects of some of these changes are currently unclear as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

In addition to seeking patents for our technology and product candidates, we also rely on know-how and trade secret protection, as well as confidentiality agreements, non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable.

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

Risks related to regulatory and other legal compliance matters

Regulatory requirements governing genetic medicines, and in particular any novel genetic medicines we may develop, have changed frequently and may continue to change in the future.

Regulatory requirements governing genetic and cellular medicines, and in particular any novel genetic medicine products we may develop, have changed frequently and may continue to change in the future. We are aware of a limited number of genetic medicines that have received marketing authorization from the FDA and EMA. Even with respect to more established products in the genetic medicine field, the regulatory landscape is still developing. For example, the FDA has established the Office of Tissues and Advanced Therapies (formerly the Office of Cellular, Tissue and Gene Therapies) within CBER to consolidate the review of genetic medicines and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Genetic medicine clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH also are potentially subject to review by the Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC; however, the NIH announced that the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks.

The same applies in the European Union, or EU. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a genetic medicinal candidate that is submitted to the CHMP before CHMP adopts its final opinion. In the EU, the development and evaluation of a genetic medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for genetic medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to genetic medicines and cell therapy products may be applied to any product candidates we may develop, but that remains uncertain at this point.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of any product candidates we may develop or lead to significant post-approval limitations or restrictions. As we advance any product candidates we may develop, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of these product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

Although the FDA decides whether individual genetic medicine protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s IBC as well as its IRB would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of genetic medicine products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any product candidates we may develop. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for genetic medicine products and require that we comply with these new guidelines.

As we are initially seeking to identify and develop product candidates to treat diseases using novel technologies, there is heightened risk that the FDA, the EMA or other regulatory authority may not consider the clinical trial endpoints that we propose to provide clinically meaningful results. Even if the endpoints are deemed clinically meaningful, we may not achieve these endpoints to a degree of statistical significance, particularly because many of the diseases we are targeting with our platform, including T-cell acute lymphoblastic leukemia, glycogen storage disorder and Stargardt disease, have small patient populations, making development of large and rigorous clinical trials more difficult. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the EU and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No gene editing therapeutic product has been approved in the United States or in Europe.

Adverse developments in post-marketing experience or in clinical trials conducted by others of genetic medicines or cell therapy products may cause the FDA, the EMA, and other regulatory bodies to revise the requirements for development or approval of any product candidates we may develop or limit the use of products utilizing non-viral genetic medicinal technologies, either of which could materially harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as the product candidates we may develop can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing non-viral genetic medicine technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the commercialization of resulting products.

In addition, ethical, social and legal concerns about genetic medicine, genetic testing and genetic research could result in additional regulations or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed their intentions to further regulate biotechnology. More restrictive regulations or claims that any product candidates we may develop are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of any product candidates we may develop under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

As we advance any product candidates we may develop through clinical development, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of any product candidates we may develop or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue.

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

On June 23, 2016, the electorate in the U.K. voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the U.K. left the EU on January 31, 2020 and a transition period to December 31, 2020, was established to allow the U.K. and the EU to negotiate the U.K.’s withdrawal. As a result, effective January 1, 2021, the U.K. is no longer part of the European Single Market and European Union Customs Union. A co-operation agreement was signed between the U.K. and the EU in December 2020 which has been applied provisionally since January 1, 2021 until it is ratified by all parties to that agreement. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. As both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

Since the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the U.K. remains unclear. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.

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

We may seek PRIME Designation in the EU for our product candidates, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

In the EU, we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and where the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed.

In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

The FDA’s standards for granting orphan drug exclusivity in the gene therapy context are unclear and evolving. For example, in September 2021, the FDA issued final guidance describing its current thinking on when a gene therapy product is the “same” as another product for purposes of orphan exclusivity. Under the guidance, if either the transgene or vector differs between two gene therapy products in a manner that does not reflect “minor” differences, the two products would be considered different drugs for orphan drug exclusivity purposes. The FDA will determine whether two vectors from the same viral class are the same on a case-by-case basis and may consider additional key features in assessing sameness. In addition, in order for the FDA to grant orphan drug exclusivity to one of our product candidates, the agency must find that the product candidate is indicated for the treatment of a condition or disease that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product candidate available for the disease or condition will be recovered from sales of the product in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different product candidates can be approved for the same condition. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later product candidate is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared with the product that has orphan exclusivity.

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Further, under Omnibus legislation signed in December 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by the FDA.

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the agency to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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
•
the so-called “federal sunshine” law under the Healthcare Reform Act, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid Services within the U.S. Department of Health and Human Services for re-disclosure to the public, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members;
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

Recently enacted and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of any product candidates we may develop, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

In March 2010, the United States Congress enacted the 2010 Patient Protection and Affordable Care Act, or the PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional Action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

In January 2021, a new executive order directed federal agencies to reconsider rules and other policies that limit Americans’ access to healthcare and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to the COVID‑19 pandemic; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This executive order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID‑19 pandemic.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. For example, on September 24, 2020, a rulemaking was finalized that allows states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

In addition, in prior administrations, several executive orders intended to lower the costs of prescription drug products were issued. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing a most favored nation model, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries effective January 1, 2021, but such final rule is subject to a nationwide preliminary injunction for its failure to comply with notice and comment rulemaking requirements. The current administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review. Further, Executive Order 14063, signed on July 9, 2021, focuses on, among other things, the price of pharmaceuticals. To address these costs, the Order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription drugs and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such drugs, and to address the recurrent problem of price gouging.”

On September 9, 2021, HHS released its plan to reduce drug prices. The key features of that plan are to: (a) make drug prices more affordable and equitable for all consumers and throughout the health care system by supporting drug price negotiations with manufacturers; (b) improve and promote competition throughout the prescription drug industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments. Further, on August 21, 2021, in response to the litigation challenging the most favored nation model, CMS issued a proposed rule to rescind the interim final rule, following public notice and comment. With issuance of this proposal, CMS stated that it will carefully consider the comments it received on the November 2020 interim final rule as it explores all options to incorporate value into payments for Medicare Part B drugs and improve beneficiaries' access to evidence-based care.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

We are subject to a wide variety of data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU and U.K. and other countries around the world. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects. In addition, these laws and regulations may impose additional costs on our business activities, including costs of contracting with vendors and other business partners and the costs of identifying appropriate patients for clinical trials or subsequent treatment.

If we are unable to properly protect the privacy and security of individually identifiable health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties or other enforcement risks related to our business. In addition to these potential penalties, such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

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

Social media platforms present new risks and challenges to our business.

As social media continues to expand, it also presents us with new risks and challenges. Social media is increasingly being used to communicate information about us, our programs and the diseases our product candidates are being developed to treat. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill.

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

We are continuing to seek to acquire businesses or technologies that we believe are a strategic fit with our business strategy. Future acquisitions, however, may entail numerous operational and financial risks, including:

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

Our future success depends on our ability to retain our Chief Executive Officer, President and Chief Scientific Officer, other key executives and to attract, retain, and motivate qualified personnel.

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

In connection with the growth and advancement of our pipeline, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price has been, and in the future, may be, subject to substantial volatility. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your initial purchase price. The market price for our common stock may be influenced by many factors, including:

•
the success of existing or new competitive product candidates or technologies;
•
the timing and results of preclinical studies and clinical trials for any product candidates that we develop;
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
•
expiration of any future market stand-off or lock-up agreements;
•
variations in our financial results or those of companies that are perceived to be similar to us;
•
changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•
changes in the structure of healthcare payment systems;
•
market conditions in the pharmaceutical and biotechnology sectors;
•
the effects of pandemics and public health emergencies, including the ongoing COVID-19 pandemic;
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

Maintaining adequate internal financial and accounting controls and procedures to ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. To comply with the requirements of being a public company, we have undertaken certain actions, such as documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, which requires annual management assessment of the effectiveness of our internal control over financial reporting and an annual report on and attestation to such assessment by our registered public accounting firm. Notwithstanding such actions, we may not be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, or any disagreement with our auditors on whether we have maintained such adequacy, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our common stock price and make it more difficult for us to effectively market and sell our service to new and existing customers.

We have incurred and expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and expect to continue to incur significant legal, accounting, and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, as a public company it is more difficult and more expensive for us to maintain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business operations. The extent to which COVID-19 may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, the effectiveness of actions taken in the U.S. and other countries to contain and treat COVID-19, periodic spikes in infection rates, new strains of the virus that causes outbreaks of COVID-19, and the broad availability of effective vaccines and therapeutics.

The rapid spread of the virus and variant strains has led to the implementation of various responses, including government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, where our primary offices and laboratory spaces are located, across the United States, and in other countries. The extent to which COVID-19 continues to impact our operations and those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, availability of effective vaccines and therapeutics, additional or modified government actions, new virus variants and the actions taken to contain COVID-19 or treat its impact, among others. As interventions to contain the spread of the virus are lifted or reduced, new COVID-19 outbreaks may result in new or heightened restrictions.

To protect the health of our employees and their families, and our communities, in accordance with direction from state and local government authorities, we have in the past restricted access to our facilities to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of personnel that can be present at our facilities at any one time, and requested that some of our personnel work remotely. We may reinstitute similar restrictions in the future in accordance with federal, state and local requirements. In the event that governmental authorities were to increase current restrictions, our employees conducting research and development, or manufacturing activities may not be able to access our laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

The COVID-19 pandemic has also impacted, and may continue to impact, our third-party suppliers, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. While we maintain an inventory of materials necessary to conduct our preclinical studies and upcoming clinical trial, a prolonged outbreak could lead to shortages in these materials.

Additionally, timely completion of preclinical activities and clinical trials is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical activities for our programs and clinical trials in geographies which are currently being affected by COVID-19.

Some factors from the COVID-19 pandemic that could delay or otherwise adversely affect the completion of our preclinical and clinical activities and, depending on the duration of the outbreak, the initiation of any future clinical trials, as well as our business generally, include:

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
•
limitations on our business operations by local, state, or the federal government that could impact our ability to conduct our preclinical and clinical activities, including completing additional IND-enabling studies;
•
limitations on travel that could hinder our timelines;
•
interruption in global shipping affecting the transport of key materials; and
•
interruption of, or delays in receiving, key materials from our CMOs due to staffing shortages, production slowdowns or stoppages, increased demand from third parties for key materials related to COVID-19 research and vaccine development and disruptions in delivery systems.

These and other factors arising from COVID-19 could worsen in countries that are already afflicted with COVID-19 or could continue to spread to additional countries, each of which could further adversely impact our ability to conduct preclinical studies or clinical trials, and, in general, our business, and could have a material adverse impact on our operations and financial condition and results.

Additionally, the future impact of the COVID-19 pandemic on our stock price and other biopharmaceutical companies is uncertain and may make us look less attractive to investors and, as a result, there may be a less active trading market for our common stock, our stock price may be more volatile, and our ability to raise capital could be impaired.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will highly depend on future developments, which are very uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and other actions to contain the outbreak or address its impact, such as social distancing and quarantines or lockdowns in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and address the disease.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this section titled “Item 1A. Risk Factors,” such as risks related to our need to raise additional funding, fluctuation of our quarterly financial results, and our ability to obtain and maintain regulatory approvals.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the Tax Act was signed into law. The Tax Act, as amended by the CARES Act, among other things, contains significant changes to corporate taxation, including (i) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), (iii) limitation of the deduction for NOLs to 80% of current year taxable income in respect of NOLs generated during or after 2018 and elimination of NOL carrybacks for NOLs generated on or after January 1, 2021, (iv) immediate deductions for certain new investments instead of deductions for depreciation expense over time, and (v) modification or repeal of many business deductions and credits. Any federal NOL incurred in 2018 and in future years may now be carried forward indefinitely pursuant to the Tax Act. Similar rules and limitations may apply for state income tax proposes.

In addition to the Tax Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions, including the CARES Act. Regulatory guidance under the Tax Act and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. Also, as a result of the changes in the U.S. presidential administration and control of the U.S. Senate in 2021, additional tax legislation may be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act and additional tax legislation.

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

Our internal computer systems and those of our current and any future third-party vendors, collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, computer hackers, malicious code, employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we seek to protect our information technology systems from system failure, accident and security breach through our information security program and relevant contractual agreements with our business partners, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions, including the possible loss of personal data. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data, as well as subject us to obligations and risks related to the potential loss of personal data. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material, in addition to potential costs related to regulatory investigations in the United States or other countries. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have leased approximately 38,203 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in October 2028 and approximately 130,258 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in 2034. Additionally, we entered into a lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs, which is currently under construction. We expect that the facility will be operational by the first quarter of 2023. Upon completion of construction and our commencement of our occupancy within the space, the lease will expire on the fifteenth anniversary of commencement and we have an option to extend the lease term for two five-year terms. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders

As of February 22, 2022, there were approximately 38 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph set forth below compares the cumulative total stockholder return on our shares of common stock between February 6, 2020 (the date of our initial public offering) and December 31, 2021, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on February 6, 2020 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph uses the closing sales price of our common stock of $18.75 per share on February 6, 2020 as the initial value of our common stock and not the initial offering price to the public of $17.00 per share. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.

Purchases of equity securities by the issuer or affiliated purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2021.

Item 6. [Reserved]

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

Overview

We are a biotechnology company committed to establishing the leading, fully integrated platform for precision genetic medicines. Our vision is to provide life-long cures to patients suffering from serious diseases. To achieve this vision, we have assembled a platform that includes a suite of gene editing and delivery technologies and are in the process of developing internal manufacturing capabilities. Our suite of gene editing technologies is anchored by our proprietary base editing technology, which potentially enables a differentiated class of precision genetic medicines that target a single base in the genome without making a double-stranded break in the DNA. This approach uses a chemical reaction designed to create precise, predictable and efficient genetic outcomes at the targeted sequence. Our proprietary base editors have two principal components: (i) a clustered regularly interspaced short palindromic repeats, or CRISPR, protein, bound to a guide RNA, that leverages the established DNA-targeting ability of CRISPR, but is modified to not cause a double-stranded break, and (ii) a base editing enzyme, such as a deaminase, which carries out the desired chemical modification of the target DNA base. We believe this design contributes to a more precise and efficient edit compared to traditional gene editing methods, which operate by creating targeted double-stranded breaks in the DNA that can result in unwanted DNA modifications. We believe that the precision of our editors will dramatically increase the impact of gene editing for a broad range of therapeutic applications.

To unlock the full potential of our base editing technology across a wide range of therapeutic applications, we are pursuing a broad suite of both clinically validated and novel delivery modalities, depending on tissue type, including: (1) electroporation for efficient delivery to blood cells and immune cells ex vivo; (2) lipid nanoparticles, or LNPs, for non-viral in vivo delivery to the liver and potentially other organs in the future; and (3) adeno-associated viral vectors, or AAV, for in vivo viral delivery to the eye and potentially other organs.

The elegance of the base editing approach combined with a tissue specific delivery modality provides the basis for a targeted efficient, precise, and highly versatile gene editing system, capable of gene correction, gene modification, gene silencing or gene activation, and/or multiplex editing of several genes simultaneously. We are currently advancing a broad, diversified portfolio of base editing programs against distinct editing targets, utilizing the full range of our development capabilities. We believe the flexibility and versatility of our base editors and delivery technologies may have broad therapeutic applicability and have the potential to transform the field of precision genetic medicines.

We believe that building an integrated platform combining our gene editing capabilities with advanced delivery and manufacturing capabilities will give us the flexibility to develop our own sustainable portfolio and to create a hub for partnering with other companies to unlock the full potential of precision genetic medicine across a broad array of possible applications.

Manufacturing

To realize the full potential of base editors as a differentiated class of medicines and to enable our parallel investment strategy in multiple delivery modalities, we are building customized and integrated capabilities across discovery, manufacturing, and preclinical and clinical development. Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we have taken steps toward establishing our own manufacturing facility, which will provide us the flexibility to manufacture a variety of different product modalities. We believe this investment will maximize the value of our portfolio and capabilities, the probability of technical success of our programs, and the speed at which we can provide potentially life-long cures to patients.

In August 2020, we entered into a lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot current cGMP compliant manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $69.0 million. The tabular disclosure of minimum lease payments under Note 7, Leases, to our consolidated financial statements in this Annual Report on Form 10-K does not include payments due under this lease. We anticipate that the facility will be operational in the first quarter of 2023. The project is facilitated, in part, by a Job Development Investment Grant approved by the North Carolina Economic Investment Committee, which authorizes potential reimbursements based on new tax revenues generated through the project. The facility is designed to support manufacturing for our ex vivo cell therapy programs in hematology and oncology and in vivo non-viral delivery programs for liver diseases, with flexibility to support manufacturing of our viral delivery programs, and ultimately, scale-up to support potential commercial supply.

For our initial waves of clinical trials, we expect to use CMOs with relevant manufacturing experience in genetic medicines.

Acquisitions

In February 2021, we acquired Guide Therapeutics, Inc., or Guide, for upfront consideration in an aggregate amount of $120.0 million, excluding customary purchase price adjustments, in shares of our common stock, based upon the volume-weighted average price of the common stock over the ten trading-day period ending on February 19, 2021. In addition, Guide’s former stockholders and optionholders are eligible to receive up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in our common stock.

COVID-19

With the ongoing concerns related to the COVID-19 pandemic, during the year ended December 31, 2021, we maintained and expanded our business continuity plans to address and mitigate the impact of the COVID-19 pandemic on our business. We expect to continue incurring additional costs to ensure we adhere to the guidelines instituted by the Centers for Disease Control and to provide a safe working environment to our onsite employees.

The extent to which the COVID-19 pandemic impacts our business, our corporate development objectives, results of operations and financial condition, including the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the duration, scope and severity of the pandemic, the existence and duration of any travel restrictions or business restrictions in the United States and other countries, business closures and business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, periodic spikes in infection rates, new strains of the virus that cause outbreaks of COVID-19, and the broad availability of effective vaccines and therapeutics.

Disruptions to the global economy and supply chain, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

While the COVID-19 pandemic did not significantly impact our business or results of operations during the year ended December 31, 2021, the length and extent of the pandemic, its consequences, and containment efforts will determine its future impact on our operations and financial condition. For a more detailed discussion of risks related to COVID-19, please see Part II, Item 1A, Risk factors—General risk factors, in this Annual Report on Form 10-K.

Financial operations overview

General

We were founded in January 2017 and began operations in July 2017. Since our inception, we have devoted substantially all of our resources to building our base editing platform and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our redeemable convertible preferred stock, proceeds from offerings of our common stock and payments received under collaboration and license agreements.

We are an early-stage company, and all of our programs are at a preclinical or early clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the years ended December 31, 2021, 2020 and 2019 were $370.6 million, $194.6 million and $78.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $768.3 million. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; build and operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors, including the LNP technology we acquired through our acquisition of Guide; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

As a result of these anticipated expenditures, we will need to raise additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We can give no assurance that we will be able to secure such additional sources of capital to support our operations, or, if such capital is available to us, that such additional capital will be sufficient to meet our needs for the short or long term.

Revenue Recognition

In April 2019, we entered into a collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, a company focused on gene editing for cardiovascular disease treatments. In June 2021, we entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of our base editing technology to discover new treatments for complement system-driven diseases. In October 2021, we entered into an option and license agreement, or the Sana Agreement, with Sana Biotechnology, Inc., or Sana, pursuant to which we granted Sana non-exclusive research and development and commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. In December 2021, we entered into a four-year research collaboration agreement, or the Pfizer Agreement, with Pfizer Inc., or Pfizer, focused on in vivo base editing programs for three targets for rare genetic diseases of the liver, muscle and central nervous system.

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the years ended December 31, 2021, 2020, and 2019, we recognized $51.8 million, $24,000 and $18,000, respectively, of revenue. In 2021, our revenue recorded was related to our collaboration and license agreements with Sana, Apellis and Verve. In 2020 and 2019, our revenue recorded was related to our license agreement with Verve.

For additional information about our revenue recognition policy, see Note 2 and Note 10 of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

•
Expenses incurred in connection with investments in delivery technology for our base editors, including the LNP technology we acquired through our acquisition of Guide;
•
the cost to obtain licenses to intellectual property, such as those with Harvard University, or Harvard, The Broad Institute, Inc., or Broad Institute, Editas Medicine, Inc, or Editas, and Bio Palette Co., Ltd., or Bio Palette, and related future payments should certain success, development and regulatory milestones be achieved;
•
personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation for employees engaged in research and development functions;
•
expenses incurred in connection with the discovery and preclinical development of our research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations;
•
expenses incurred in connection with the initiation of clinical trials, including CRO costs and costs related to study preparation;
•
expenses incurred in connection with regulatory filings;
•
expenses incurred in connection with the building of our base editing platform;
•
the cost of manufacturing for use in our preclinical studies, IND-enabling studies and clinical trials;
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

In the early phases of development, our research and development costs are often devoted to product platform and proof-of-concept preclinical studies that are not necessarily allocable to a specific target.

We expect that our research and development expenses will increase substantially as we advance our programs through their planned preclinical and clinical development.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, intellectual property, business development and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel, and direct and allocated facility related expenses and other operating costs.

We anticipate that our general and administrative expenses will increase in the future to support our increased research and development activities. We also expect to continue to incur costs associated with being a public company and maintaining controls over financial reporting, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Other income and expenses

Other income and expenses consist of the following items:

•
Change in fair value of derivative liabilities consists primarily of remeasurement gains or losses associated with changes in success payment liabilities associated with our license agreement with Harvard, dated as of June 27, 2017, as amended, or the Harvard License Agreement, and the license agreement with The Broad Institute, as amended, dated as of May 9, 2018, or the Broad License Agreement.
•
Change in fair value of non-controlling equity investments consists of mark-to-market adjustments related to our investments in equity securities.
•
Change in fair value of contingent consideration liabilities consists of remeasurement of the fair market value of the technology and product contingent consideration liabilities related to the acquisition of Guide.
•
Interest and other income (expense), net consists primarily of interest income as well as interest expense related to our equipment financings.

Results of operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Years Ended December 31,
	2021	2020	Change
License and collaboration revenue	$51,844	$24	$51,820
Operating expenses:
Research and development	387,087	103,179	283,908
General and administrative	57,222	29,605	27,617
Total operating expenses	444,309	132,784	311,525
Loss from operations	(392,465)	(132,760)	(259,705)
Other income (expense):
Change in fair value of derivative liabilities	(1,000)	(63,400)	62,400
Change in fair value of non-controlling equity investments	17,690	517	17,173
Change in fair value of contingent consideration liabilities	5,146	—	5,146
Interest and other income (expense), net	(9)	1,051	(1,060)
Total other income (expense)	21,827	(61,832)	83,659
Net loss	$(370,638)	$(194,592)	$(176,046)

License and collaboration revenue

License and collaboration revenue was approximately $51.8 million for the year ended December 31, 2021 compared to approximately $24,000 for the year ended December 31, 2020. License and collaboration revenue recorded in 2021 represents revenue recorded under the Sana, Apellis and Verve Agreements. We recorded $50.0 million of license revenue related to the Sana Agreement for the twelve months ended December 31, 2021. License and collaboration revenue recorded in 2020 represents revenue recorded under the Verve Agreement.

Research and development expenses

Research and development expenses were $387.1 million and $103.2 million for the years ended December 31, 2021 and 2020, respectively. The increase of $283.9 million was primarily due to the following:

•
$155.0 million of expense related to in-process research and development asset acquired from Guide as there was determined to be no alternative future use.
•
An increase of $32.7 million in milestone and license expenses. During the year ended December 31, 2021, we recorded $39.9 million in non-royalty sublicense fees and $0.9 million of expense for milestones related to our technology license agreements. During the year ended December 31, 2020, we recognized $5.5 million in expense representing the fair value of the common stock we issued to Prime Medicine Inc., or Prime Medicine, in October 2020 and $2.3 million expense for a milestone payment made to Bio Palette, upon the issuance of a certain patent in the United States becoming probable.

•
Increases of $22.9 million in personnel-related costs and $15.4 million in facility-related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 149 at December 31, 2020 to 279 at December 31, 2021, and their related activities, as well as the expense allocated to research and development related to our leased facilities.
•
An increase of $21.2 million in outsourced services, driven by process development, IND-enabling materials and clinical readiness spend for BEAM-101, BEAM-201 and BEAM-102, assay development and qualification of gRNA and mRNA materials for BEAM-101 and BEAM-201, and toxicology studies and activities for BEAM-101, BEAM-102 and BEAM-201.
•
An increase of $15.5 million in stock-based compensation from additional stock options and restricted stock units granted due to the increase in the number of research and development employees, additional grants given to existing employees, as well as an increase in the value of our common stock.
•
An increase of $15.1 million in lab supplies due to the movement of our lead programs into IND-enabling activities and continued investment in platform and discovery efforts.
•
An increase of $6.1 million in other expenses, primarily related to an increase in research and development specific software costs.

Research and development expenses are expected to continue to increase as we initiate clinical trials for BEAM-101, continue IND-enabling studies for BEAM-102 and BEAM-201, begin IND-enabling studies for BEAM-301, continue our current research programs, initiate new research programs, continue the preclinical and clinical development of our product candidates and conduct any future preclinical studies and begin to enroll patients in and conduct clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $57.2 million and $29.6 million for the years ended December 31, 2021 and 2020, respectively. The increase of $27.6 million was primarily due to the following:

•
An increase of $12.8 million in stock-based compensation from additional stock options and restricted stock units granted due to an increase in the number of general and administrative employees from 32 employees as of December 31, 2020 to 62 employees as of December 31, 2021, additional grants given to existing employees, as well as an increase in the value of our common stock.
•
Increases of $9.3 million in personnel related costs and $1.3 million in facility related costs, including depreciation costs, due to the increase in the number of general and administrative employees, as well as the expense allocated to general and administrative expenses related to our leased facilities.
•
An increase of $3.2 million in legal costs primarily due to legal fees incurred in connection with our acquisition of Guide, as well as the completion of the Apellis, Sana and Pfizer Agreements.
•
An increase of $1.6 million in insurance costs due to increased directors and officers insurance costs as a result of our IPO in February 2020 and insurance costs related to our acquisition of Guide in 2021.

Change in fair value of derivative liabilities

During the year ended December 31, 2021, we recorded a $1.0 million expense related to the change in fair value expense related to the success payment liabilities as compared to a $63.4 million expense for the year ended December 31, 2020. We did not experience a significant change in our closing stock price at the end of 2021, as compared to the closing stock price at the end of 2020. A portion of the success payments was paid in June 2021; the remaining success payment obligations are still outstanding as of December 31, 2021 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the years ended December 31, 2021 and December 31, 2020, we recorded other income of $17.7 million and $0.5 million, respectively, as a result of increases in the value of our investment in Verve's common stock.

Change in contingent consideration liabilities

During the year ended December 31, 2021, we recorded $5.1 million of other income related to the change in fair value of the Guide technology and product contingent consideration liabilities as a result of an update in project timelines and the expected probability of achievement of the milestones.

Interest and other income (expense), net

Interest and other income (expense), net was $9,000 for the year ended December 31, 2021 as compared to $1.1 million of income for the year ended December 31, 2020. The decrease was primarily due to interest expense on our equipment financing, which was greater than interest income driven by a decrease in interest rates earned on our investments.

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our results of operations (in thousands):

	Years Ended December 31,
	2020	2019	Change
License revenue	$24	$18	$6
Operating expenses:
Research and development	$103,179	$54,619	$48,560
General and administrative	29,605	20,553	9,052
Total operating expenses	132,784	75,172	57,612
Loss from operations	(132,760)	(75,154)	(57,606)
Other income (expense):
Change in fair value of derivative liabilities	(63,400)	(5,400)	(58,000)
Change in fair value of non-controlling equity investments	517	—	517
Interest and other income (expense), net	1,051	2,228	(1,177)
Total other income (expense)	(61,832)	(3,172)	(58,660)
Net loss	$(194,592)	$(78,326)	$(116,266)

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

Research and development expenses

Research and development expenses were $103.2 million and $54.6 million for the years ended December 31, 2020 and 2019, respectively. The increase of $48.6 million was primarily due to the following:

•
An increase of $20.8 million in outsourced services and lab supplies, driven primarily by external research services such as CMOs, IND-enabling studies and sponsored research agreements.
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
•
An increase of $7.0 million in stock-based compensation from additional stock options and restricted stock awards granted due to the increase in the number of research and development employees, as well as an increase in the value of our common stock.

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

Change in fair value of non-controlling equity investments

During the year ended December 31, 2020, we recorded other income of $0.5 million as a result of an increase in the value of our investment in Verve's common stock.

Interest and other income (expense), net

Interest and other income (expense), net was $1.1 million for the year ended December 31, 2020 as compared to $2.2 million for the year ended December 31, 2019. The decrease of $1.2 million was primarily due to a decrease in interest income of $1.1 million as a result of decreases in interest rates related to our investment portfolio and an increase in interest expense of $0.4 million due to the occurrence of additional drawdowns on our equipment line in 2020.

Liquidity and capital resources

Since our inception in January 2017, we have not generated any revenue from product sales, have generated only limited license and collaboration revenue from the Verve Agreement, the Apellis Agreement and the Sana Agreement, and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and the clinical development of our product candidates.

To date, we have funded our operations primarily through equity offerings. In February 2020, we completed our IPO in which we issued and sold 12,176,471 shares of our common stock, including 1,588,235 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $17.00 per share. We received net proceeds from our IPO of $188.3 million, after deducting underwriting discounts and offering expenses payable by us. In October 2020, we issued and sold 5,750,000 shares of our common stock, including 750,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $23.50 per share, for aggregate gross proceeds of $135.1 million. We received approximately $126.6 million in net proceeds after deducting applicable underwriting discounts and offering expenses. In January 2021, we issued and sold 2,795,700 shares of our common stock in a private placement at an offering price of $93.00 per share for aggregate gross proceeds of $260.0 million. We received $252.0 million in net proceeds after deducting offering expenses payable by us.

In April 2021, we filed a universal automatic shelf registration statement on Form S-3 with the SEC, or the 2021 Shelf, to register for sale an indeterminate amount of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective upon filing with the SEC (File No. 333-254946).

In April 2021, we entered into an at the market, or ATM, sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we were entitled to offer and sell, from time to time at prevailing market prices, shares of our common stock having aggregate gross proceeds of up to $300.0 million. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of December 31, 2021, we have sold 2,908,009 shares of our common stock under the Sales Agreement at an average price of $103.16 per share for aggregate gross proceeds of $300.0 million, before deducting commissions and offering expenses payable by us.

In July 2021, we and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, we may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of December 31, 2021, we have sold 1,999,186 additional shares of our common stock under the amended Sales Agreement at an average price of $105.65 per share for aggregate gross proceeds of $211.2 million, before deducting commissions and offering expenses payable by us, resulting in an aggregate of $511.2 million in gross proceeds received under the Sales Agreement as of December 31, 2021.

In June 2021, we entered into the Apellis Agreement, which is focused on the use of certain of our base editing technology to discover new treatments for complement system-driven diseases. Pursuant to the Apellis Agreement, we received an upfront payment of $50.0 million in July 2021. We are also eligible to receive an additional payment of $25.0 million on June 30, 2022, the one-year anniversary of the effective date of the Apellis Agreement.

In October 2021, we entered into the Sana Agreement, pursuant to which we granted Sana non-exclusive research and development commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. Pursuant to the Sana Agreement, we received an upfront payment of $50.0 million in October 2021.

In December 2021, we entered into the Pfizer Agreement, which is focused on in vivo base editing programs for three targets for rare genetic diseases of the liver, muscle and central nervous system. Under the terms of the Pfizer Agreement, we will conduct all research activities through development candidate selection for three undisclosed targets, which are not included in our existing programs. Pursuant to the Pfizer Agreement, we received an upfront payment of $300.0 million in January 2022. As we did not receive the $300.0 million upfront fee before December 31, 2021, we recorded a collaboration receivable for $300.0 million with a corresponding deferred revenue liability in our consolidated financial statements for the year ended December 31, 2021

As of December 31, 2021, we had $965.6 million in cash, cash equivalents, and marketable securities.

We are required to make success payments to Harvard and Broad Institute based on increases in the per share fair market value of our Series A-1 Preferred Stock and Series A-2 Preferred Stock or, subsequent to our IPO, our common stock. The amounts due may be settled in cash or shares of our common stock, at our discretion. In May 2021, the first success payment measurements occurred and success payments to Harvard and Broad Institute were calculated to be $15.0 million and $15.0 million, respectively. We elected to make each payment in shares of our common stock and issued 174,825 shares to each of Harvard and Broad Institute to settle these liabilities in June 2021. We may additionally owe Harvard and Broad Institute success payments of up to an additional $90.0 million each.

We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from the sale of our product candidates for the foreseeable future. We anticipate that we may need to raise additional capital in order to continue to fund our research and development, including our planned preclinical studies and clinical trials, building, maintaining and operating a commercial-scale cGMP manufacturing facility, and new product development, as well as to fund our general operations. As necessary, we will seek to raise additional capital through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of capital to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(66,268)	$(95,741)	$(72,003)
Net cash used in investing activities	(294,144)	(100,123)	(66,659)
Net cash provided by financing activities	756,141	322,322	41,279
Net increase (decrease) in cash, cash equivalents and restricted cash	$395,729	$126,458	$(97,383)

Operating activities

Net cash used in operating activities for the year ended December 31, 2021 was $66.3 million, consisting primarily of our net loss of $370.6 million and an increase in collaboration receivable of $300.0 million, primarily related to the Pfizer Agreement, as well as noncash items including an increase in the fair value of a non-controlling equity investment of $17.7 million and a change in the fair value of contingent consideration liabilities of $5.1 million. These uses of cash were offset in part by cash provided by increases in deferred revenue of $348.2 million, primarily related to the Pfizer and Apellis Agreements, other accrued expenses and other liabilities of $43.9 million, operating lease liabilities of $16.0 million and accounts payable and other long-term liabilities of $2.6 million as well as noncash items consisting primarily of in-process research and development of $155.0 million, stock-based compensation expense of $43.6 million, change in operating lease ROU assets of $9.0 million, depreciation and amortization expense of $7.5 million and change in fair value of derivative liabilities of $1.0 million.

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

Investing activities

For the year ended December 31, 2021, cash used in investing activities was primarily the net result of purchases of marketable securities partially offset by maturities of marketable securities of $248.0 million, in addition to purchases of property and equipment of $46.8 million. We also received $0.6 million in net cash from our acquisition of Guide, after the payment of acquisition costs.

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

Financing activities

Net cash provided by financing activities for the year ended December 31, 2021 consisted primarily of proceeds from equity offerings of $757.4 million and proceeds from the exercise of stock options of $9.6 million, offset in part by the payment of equity offering costs of $8.8 million and repayments of equipment financing liabilities of $2.1 million.

Net cash provided by financing activities for the year ended December 31, 2020 consisted primarily of proceeds from our IPO and follow-on public offering of $319.5 million, net of underwriting discounts, net proceeds of $3.3 million from equipment financing, and proceeds from the exercise of stock options of $3.2 million, offset in part by the payment of equity offering costs of $2.1 million and repayments of equipment financing liabilities of $1.6 million.

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

Specifically, our expenses will increase if and as we:

•
initiate clinical trials of our product candidates, including our BEACON-101 trial;
•
continue our research programs and our preclinical development of product candidates from our research programs;
•
seek to identify additional research programs and additional product candidates;
•
initiate preclinical studies and clinical trials for additional product candidates we identify and develop;
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
•
further develop delivery technology for our base editors, including the LNP technology we acquired through our acquisition of Guide;
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

We expect that our cash, cash equivalents at December 31, 2021 will enable us to fund our current and planned operating expenses and capital expenditures for at least the twelve calendar months beginning January 1, 2022 and beyond such twelve-month period. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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
•
the costs, timing, and outcome of regulatory review of the product candidates we develop;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of capital. We have historically relied on equity issuances to fund our capital needs and will likely rely on equity issuances in the future. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

If we raise capital through additional collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or we may have to grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or, if approved, future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We can give no assurance that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional funding will be sufficient to meet our needs.

Contractual obligations

We lease certain assets under noncancelable operating and finance leases, which expire through 2034. The leases relate primarily to office space and laboratory space in addition to equipment. Aggregate future minimum commitments under these office and laboratory leases and equipment leases are $204.6 million and $5.2 million, respectively, as of December 31, 2021, excluding any related common area maintenance charges or real estate taxes.

In August 2021, we executed a lease amendment to our April 2019 lease for office and laboratory space in Cambridge, Massachusetts to occupy additional space. The term of this lease will run concurrent with the term of the April 2019 lease. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $11.1 million which is not included in the aggregate future minimum lease commitments amounts discussed above.

In addition, the aggregate future minimum lease commitments amounts discussed above do not include our lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina. The initial estimate of minimum amount of undiscounted lease payments due under this lease is $69.0 million, which is expected to be paid over a lease term of 15 years.

In May 2021, the first success payment measurements under the Harvard License Agreement and Broad License Agreement occurred and success payments to Harvard and Broad Institute were calculated to be $15.0 million and $15.0 million, respectively. We elected to make each payment in shares of our common stock and issued 174,825 shares of our common stock to each of Harvard and Broad Institute to settle these liabilities in June 2021. The remaining success payment obligations are still outstanding as of December 31, 2021. We may additionally owe Harvard and Broad Institute success payments of up to an additional $90.0 million each.

The aggregate future minimum commitments amounts discussed above also do not include potential milestone and success fees, non-royalty sublicense income fees, royalty fees, licensing maintenance fees, and reimbursement of patent maintenance costs that we may be required to pay under agreements we have entered into with certain institutions to license intellectual property. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial and success payment milestones. We have not included such amounts in the aggregate future minimum commitments amounts discussed above because they are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty.

In addition, we agreed to pay Guide’s former stockholders and optionholders up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in our common stock valued using the volume-weighted average price of our common stock over the ten-day trading period ending two trading days prior to the date on which the applicable milestone is received. The amounts discussed above do not include such payments because they are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty.

Additionally, we enter into contracts in the normal course of business with CROs, CMOs and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the aggregate future minimum commitments amounts discussed above.

Critical accounting policies and significant judgements and estimates

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

Revenue recognition

We recognize revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, or, collectively, ASC 606.

At inception, we determine whether contracts are within the scope of ASC 606 or other topics. For contracts that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. To achieve this core principle, we apply the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the performance obligation is satisfied. We only apply the five-step model to contracts when we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, we apply judgment to determine whether promised goods and services are both capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment and is discussed in further detail for each of our license and collaboration agreements in Note 10, Collaboration and license agreements, to our consolidated financial statements in this Annual Report on Form 10-K, or Note 10.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. Determining the standalone selling price requires significant judgment and is discussed in further detail for each of our license and collaboration agreements in Note 10.

We satisfy performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

The timing of when services are performed and the occurrence of external costs associated with the programs under the collaboration agreements could impact how revenue is recognized in a certain period.

Licenses of intellectual property, or IP: If the license to our IP is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the licenses. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. Determining the revenue recognition of IP licenses requires significant judgment and is discussed in further detail for each of our license and collaboration agreements in Note 10.

Milestone payments: At the inception of each arrangement that includes development or regulatory milestone payments, we evaluate the probability of reaching the milestones and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a reversal of revenue would not be possible. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, we have not recognized any milestone revenue resulting from any of our agreements.

Commercial Milestone Payments and Royalties: For arrangements that include sales-based royalties, including milestone payments based on levels of sales, if the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our agreements.

When no performance obligations are required of us, or following the completion of the performance obligation period, such amounts are recognized as revenue upon transfer of control of the goods or services to the customer. Generally, all amounts received or due other than sales-based milestones and royalties are classified as license and collaboration revenue. Sales-based milestones and royalties will be recognized as royalty revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Contingent Consideration Liabilities

We may be required to make milestone payments to the former stockholders and optionholders of Guide in the form of our common stock based on the achievement of certain product and technology milestones. The payments are accounted for under ASC 480, Distinguishing Liabilities from Equity. These contingent consideration liabilities are carried at fair value which was estimated by applying a probability-based model, which utilized inputs primarily based upon the achievement and related timing of certain product and technology milestones that were unobservable in the market. The estimated fair value of contingent consideration liabilities, initially measured and recorded on the acquisition date, are considered to be a Level 3 measurement and are reviewed quarterly, or whenever events or circumstances occur that indicate a change in fair value. The contingent consideration liabilities are recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in other income (expense) in the consolidated statements of operations and other comprehensive loss.

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

Fair value measurements – Success payments

We are required to make success payments to Harvard and Broad Institute based on increases in the per share fair market value of our Series A-1 Preferred Stock and Series A-2 Preferred Stock or, subsequent to our IPO, our common stock. Any amounts due may be settled in cash or shares of our common stock, at our discretion. The success payments are accounted for under Accounting Standards Codification 815, Derivatives and Hedging and were initially recorded at fair value with a corresponding charge to research and development expense. The liabilities are marked to market at each balance sheet date with all changes in value recognized in interest and other income (expense) in the consolidated statement of operations and other comprehensive loss. We will continue to adjust the liability for changes in fair value until the earlier of the achievement or expiration of the success payment obligation. To determine the estimated fair value of the success payments, we used a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the price per share at the time of success payment. A significant change in our stock price or volatility could have a significant impact on the value of the liability.

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

The majority of our stock-based compensation awards are subject to service-based vesting conditions. We apply the straight-line method of expense recognition to all awards with service-based vesting. We also have performance-based awards, where stock-based compensation expense is recognized over the service period using the accelerated attribution method to the extent achievement of the of performance condition is probable.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $965.6 million, which consisted of cash, money market funds, commercial paper, corporate notes and a corporate equity security. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this Annual Report on Form 10-K. However, our operations may be adversely affected by inflation in the future.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of December 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our senior management has concluded that the internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, Deloitte & Touche LLP, issued an attestation report on our internal control over financial reporting. See below.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the year ended December 31, 2021, we have not experienced any material impact in our internal controls over financial reporting despite our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impacts on our internal controls over financial reporting including changes to their design and operating effectiveness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Beam Therapeutics Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Beam Therapeutics Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 28, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive and Director Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Certain Relationship and Related Person Transactions” and “Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the sections captioned “Principal Accountant Fees and Services” and “Pre-Approval by Audit Committee of Principal Accountant Services” in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3. Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

2.1#	Agreement and Plan of Merger, dated February 22, 2021, among Beam Therapeutics Inc., Galileo Merger Sub I, Inc., Galileo Merger Sub II, LLC, Guide Therapeutics, Inc. (“Guide”), Shareholder Representative Services LLC, and the Guide Holders Signatory thereto	10-K	001-39208	03/15/2021	2.1

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Amended and Restated By-laws of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.2

4.1	Specimen stock certificate evidencing shares of common stock	S-1	333-233985	09/27/2019	4.1

4.2	Amended and Restated Investors’ Rights Agreement, among Beam Therapeutics Inc. and the investors party thereto, dated November 8, 2018	S-1	333-233985	09/27/2019	4.2

4.3	Form of Purchase Agreement, dated as of January 16, 2021, among Beam Therapeutics Inc. and each purchaser party thereto	8-K	001-39208	01/19/2021	10.1

4.4	Description of Registered Securities	S-3	333-254946	4/01/2021	4.11

10.1	Lease, between UP 26 Landsdowne, LLC and Beam Therapeutics Inc., dated February 21, 2018	S-1	333-233985	09/27/2019	10.1

10.2	Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated April 24, 2019	S-1	333-233985	09/27/2019	10.2

10.3	Sales Agreement, dated April 1, 2021, by and between Beam Therapeutics Inc. and Jefferies LLC.	8-K	001-39208	04/01/2021	1.1

10.4#	License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated June 27, 2017	S-1	333-233985	09/27/2019	10.4

10.5#	Amendment No. 1 to License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated December 12, 2017	10-K	001-39208	03/15/2021	10.5

10.6#	Amendment No. 2 to License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated March 27, 2020	10-K	001-39208	03/15/21	10.6

10.7#	License Agreement, between The Broad Institute, Inc. and Blink Therapeutics Inc., dated May 9, 2018	S-1	333-233985	09/27/2019	10.5

10.8#	First Amendment to License Agreement, between The Broad Institute, Inc. and Blink Therapeutics Inc., dated September 4, 2018	10-K	001-39208	03/15/2021	10.8

10.9#	License Agreement, between Editas Medicine, Inc. and Beam Therapeutics Inc., dated May 9, 2018	S-1	333-233985	09/27/2019	10.6

10.10#	Letter Agreement, between Beam Therapeutics Inc., The Broad Institute, Inc., the President and Fellows of Harvard College, and Editas Medicine, Inc., dated September 26, 2018	10-K	001-39208	03/15/2021	10.10

10.11	Letter Agreement, between the President and Fellows of Harvard College, The Broad Institute, Inc., and Beam Therapeutics Inc., dated January 7, 2021.	10-K	001-39208	03/15/22021	10.11

10.12#	License Agreement, between Bio Palette Co., Ltd. and Beam Therapeutics Inc., dated March 27, 2019	S-1	333-233985	09/27/2019	10.7

10.13+	Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1/A	333-233985	01/27/2020	10.8

10.14+	Form of Restricted Stock Agreement under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.9

10.15+	Form of Incentive Stock Option Grant Notice under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.10

10.16+	Form of Non-Qualified Stock Option Grant Notice under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.11

10.17+	Form of Indemnification Agreement between Beam Therapeutics Inc. and its directors and officers	S-1	333-233985	09/27/2019	10.12

10.18+	Amended and Restated Letter Agreement between Beam Therapeutics Inc. and John Evans, dated June 9, 2021	10-Q	333-233985	08/10/2021	10.1

10.19+	Amended and Restated Employment Agreement between Beam Therapeutics Inc. and Giuseppe Ciaramella, dated January 24, 2020	S-1/A	333-233985	01/27/2020	10.14

10.20+	Letter Agreement between Beam Therapeutics Inc. and Terry-Ann Burrell, dated January 24, 2020	S-1/A	333-233985	01/27/2020	10.15

10.21+	Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.16

10.22+	Form of Incentive Stock Option Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.17

10.23+	Form of Non-Statutory Stock Option Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.18

10.24+	Form of Non-Statutory Stock Option Agreement (Non-Employee Directors) under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.19

10.25+	Form of Restricted Stock Unit Award Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	10-K	001-39208	3/15/2021	10.25

10.26+	Form of Restricted Stock Award Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	10-K	001-39208	03/15/2021	10.26

10.27+	Amended and Restated Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan					X

10.28+	Beam Therapeutics Inc. 2019 Cash Incentive Plan	S-1/A	333-233985	01/27/2020	10.21

10.29+	Amended and Restated Beam Therapeutics Inc. Non-Employee Director Compensation Policy, dated June 10, 2021	10-Q	001-39208	08/10/2021	10.2

10.30	Lease Agreement between Beam Therapeutics Inc. and ARE-NC Region No. 14, LLC	10-Q	001-39208	08/12/2020	10.1

10.31	Amendment No. 1 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated April 14, 2020					X

10.32	Amendment No. 2 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated November 17, 2020					X

10.33	Amendment No. 3 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated August 24, 2021					X

10.34	Amendment No. 1 to Sales Agreement, dated July 7, 2021, by and between Beam Therapeutics Inc. and Jefferies LLC	8-K	001-39208	07/07/2021	1.1

21.1	List of Subsidiaries of Beam Therapeutics Inc.					X

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

BEAM THERAPEUTICS INC.

Date: February 28, 2022	By:	/s/ John Evans
John Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Evans	Chief Executive Officer and Director	February 28, 2022
John Evans	(Principal Executive Officer)

/s/ Terry-Ann Burrell	Chief Financial Officer and Treasurer	February 28, 2022
Terry-Ann Burrell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kristina Burow	Director	February 28, 2022
Kristina Burow

/s/ Graham Cooper	Director	February 28, 2022
Graham Cooper

/s/ Mark Fishman	Director	February 28, 2022
Mark Fishman, M.D.

/s/ Carole Ho	Director	February 28, 2022
Carole Ho, M.D.

/s/ John Maraganore	Director	February 28, 2022
John Maraganore, Ph.D.

/s/ Kathleen Walsh	Director	February 28, 2022
Kathleen Walsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Beam Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beam Therapeutics Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and other comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Guide Asset Acquisition – Contingent Consideration Liabilities— Refer to Notes 2, 4, and 8 to the financial statements

Critical Audit Matter Description

In February 2021, the Company completed the acquisition of Guide Therapeutics, Inc. (“Guide”) and the transaction was accounted for as an asset acquisition. The Company may be required to make milestone payments to the former stockholders and optionholders of Guide in the form of the Company’s common stock based on the achievement of certain product and technology milestones. As of December 31, 2021 the Company has recorded a liability for the acquisition-related contingent consideration, which is recorded at fair value using unobservable inputs by applying a probability-based valuation model.

The key assumptions management used in the valuation model are the probability and timing of achievement of the product and technology milestones, which are not observable in the market, thus representing Level 3 measurements within the fair value hierarchy.

Given that the valuation of the Guide contingent consideration liability is based on unobservable inputs and is sensitive to changes in the probability and timing of achievement of the milestones, auditing these key assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Guide contingent consideration liability included the following, among others:

•
We tested the effectiveness of controls over management’s review of the inputs and assumptions used in the valuation of the Guide contingent consideration liability, including the probability and timing of achievement of the product and technology milestones.

•
We inquired of management and the Company’s scientific personnel to understand each milestone and the underlying assumptions, including current progress of development and underlying data associated with development efforts and timing of the related milestones.
•
We read the Guide acquisition agreements to understand the terms of the contingent consideration obligation and compared the contract terms to the valuation model to evaluate consistency.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology.
•
We also evaluated the reasonableness of management’s assumptions of the probability and timing of achievement of the product and technology milestones by reviewing (1) internal communications to management and the board of directors, (2) external communications made by management to analysts and investors, and (3) other external sources.
•
We evaluated whether management’s assumptions used for the technology and product milestones were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 28, 2022

We have served as the Company’s auditor since 2017.

Beam Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$559,994	$162,171
Marketable securities	405,653	137,500
Collaboration receivable	300,000	—
Prepaid expenses and other current assets	7,360	8,650
Total current assets	1,273,007	308,321
Property and equipment, net	84,258	38,513
Restricted cash	12,746	14,840
Operating lease right-of-use assets	102,718	86,859
Other assets	1,724	3,144
Total assets	$1,474,453	$451,677
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,474	$6,314
Accrued expenses and other current liabilities	28,921	18,463
Accrued sub-license fees	38,743	—
Derivative liabilities	42,200	71,200
Current portion of deferred revenue	86,270	24
Current portion of lease liability	7,540	4,218
Current portion of equipment financing liability	2,287	2,118
Total current liabilities	213,435	102,337
Long-term lease liability	134,810	96,014
Long-term equipment financing liability	3,007	5,294
Contingent consideration liabilities	31,367	—
Long-term portion of deferred revenue	262,303	394
Other liabilities	2,793	2,077
Total liabilities	647,715	206,116
Commitments and contingencies (See Note 7, Leases, Note 9, License agreements and Note 10, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 68,581,251 and 58,446,016 issued, and 68,389,425 and 57,254,178 outstanding at December 31, 2021 and 2020, respectively	684	573
Additional paid-in capital	1,594,378	642,633
Accumulated other comprehensive (loss) income	(50)	(9)
Accumulated deficit	(768,274)	(397,636)
Total stockholders’ equity	826,738	245,561
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$1,474,453	$451,677

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
License and collaboration revenue	$51,844	$24	$18
Operating expenses:
Research and development	387,087	103,179	54,619
General and administrative	57,222	29,605	20,553
Total operating expenses	444,309	132,784	75,172
Loss from operations	(392,465)	(132,760)	(75,154)
Other income (expense):
Change in fair value of derivative liabilities	(1,000)	(63,400)	(5,400)
Change in fair value of non-controlling equity investments	17,690	517	—
Change in fair value of contingent consideration liabilities	5,146	—	—
Interest and other income (expense), net	(9)	1,051	2,228
Total other income (expense)	21,827	(61,832)	(3,172)
Net loss	$(370,638)	$(194,592)	$(78,326)
Unrealized (loss) gain on marketable securities	(41)	(25)	16
Comprehensive loss	$(370,679)	$(194,617)	$(78,310)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	(370,638)	(194,592)	(78,326)
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	—	(1,277)	(12,714)
Net loss attributable to common stockholders	$(370,638)	$(195,869)	$(91,040)
Net loss per common share attributable to common stockholders, basic and diluted	$(5.77)	$(4.19)	$(14.05)
Weighted-average common shares used in net loss per share attributable to common stockholders, basic and diluted	64,227,676	46,733,221	6,479,591

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2018	119,308,387	$251,434	5,565,368	$56	$7,256	$—	$(124,718)	$(117,406)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $95	11,308,397	37,901	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	12,714	—	—	(12,714)	—	—	(12,714)
Vesting of restricted common stock	—	—	1,559,126	15	(15)	—	—	—
Exercise of common stock options	—	—	184,966	2	183	—	—	185
Issuance of common stock related to license agreement	—	—	16,725	—	113	—	—	113
Stock-based compensation	—	—	—	—	7,028	—	—	7,028
Other comprehensive income (loss)	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(78,326)	(78,326)
Balance at December 31, 2019	130,616,784	$302,049	7,326,185	$73	$1,851	$16	$(203,044)	$(201,104)
Accretion of redeemable convertible preferred stock to redemption value	—	1,277	—	—	(1,277)	—	—	(1,277)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(130,616,784)	(303,326)	29,127,523	291	303,035	—	—	303,326
Issuance of common stock from initial public offering, net of issuance costs of $18.7 million	—	—	12,176,471	122	188,201	—	—	188,323
Issuance of common stock from October 2020 public offering, net of issuance costs of $8.5 million	—	—	5,750,000	58	126,566	—	—	126,624
Issuance of common stock related to license agreements	—	—	375,307	4	5,747	—	—	5,751
Vesting of restricted common stock	—	—	1,638,968	16	(16)	—	—	—
Stock-based compensation	—	—	—	—	15,380	—	—	15,380
Exercise of common stock options	—	—	859,724	9	3,146	—	—	3,155
Other comprehensive income (loss)	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(194,592)	(194,592)
Balance at December 31, 2020	—	$—	57,254,178	$573	$642,633	$(9)	$(397,636)	$245,561
Issuance of common stock from private placement, net of issuance costs of $8.0 million			2,795,700	28	251,977	—	—	252,005
Issuance of common stock from At-the-Market offering, net of issuance costs of $14.6 million	—	—	4,907,195	49	496,574	—	—	496,623
Issuance of common stock for success payment liability	—	—	349,650	4	29,996	—	—	30,000
Issuance of common stock to acquire Guide	—	—	1,087,153	10	120,022	—	—	120,032
Vesting of restricted common stock	—	—	1,020,887	10	(10)	—	—	—
Stock-based compensation	—	—	—	—	43,570	—	—	43,570
Exercise of common stock options	—	—	974,662	10	9,616	—	—	9,626
Other comprehensive income (loss)	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	(370,638)	(370,638)
Balance at December 31, 2021	—	$—	68,389,425	$684	$1,594,378	$(50)	$(768,274)	$826,738

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(370,638)	$(194,592)	$(78,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,451	4,735	3,503
Amortization of investment discount (premium)	(75)	118	(920)
In-process research and development charge	154,953	—	—
Stock-based compensation expense	43,570	15,380	7,028
Change in operating lease right-of-use assets	8,990	4,737	1,904
Non-cash research and development license expense, net	—	5,651	113
Change in fair value of derivative liabilities	1,000	63,400	5,400
Change in fair value of contingent consideration liabilities	(5,146)	—	—
Change in fair value of non-controlling equity investments	(17,690)	(517)	—
Other, net	63	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	746	(5,726)	(1,258)
Other long-term assets	(197)	(154)	(634)
Accounts payable	818	60	4,092
Accrued expenses and other liabilities	43,914	7,035	3,571
Operating lease liabilities	16,028	3,151	(2,535)
Collaboration receivable	(300,000)	—	—
Deferred revenue	348,156	—	—
Financing milestone liabilities	—	—	(13,750)
Other long-term liabilities	1,789	981	(191)
Net cash used in operating activities	(66,268)	(95,741)	(72,003)
Investing activities
Purchases of property and equipment	(46,811)	(16,357)	(12,518)
Purchases of marketable securities	(777,223)	(281,612)	(129,760)
Maturities of marketable securities	529,270	198,596	76,069
Net cash acquired from Guide	620	—	—
Purchase of non-controlling equity investment	—	(750)	(450)
Net cash used in investing activities	(294,144)	(100,123)	(66,659)
Financing activities
Proceeds from issuance of Series B Preferred Stock, net	—	—	37,901
Proceeds from initial public offering, net of underwriting discount	—	192,510	—
Proceeds from October 2020 public offering, net of underwriting discount	—	127,018	—
Proceeds from issuance of common shares, net of commissions	757,449	—	—
Payment of initial and follow-on equity offering costs	(8,816)	(2,059)	(2,521)
Proceeds from equipment financings	—	3,267	6,178
Repayment of equipment financings	(2,118)	(1,569)	(464)
Proceeds from exercise of stock options	9,626	3,155	185
Net cash provided by financing activities	756,141	322,322	41,279
Net increase (decrease) in cash, cash equivalents and restricted cash	395,729	126,458	(97,383)
Cash, cash equivalents and restricted cash—beginning of period	177,011	50,553	147,936
Cash, cash equivalents and restricted cash—end of period	$572,740	$177,011	$50,553

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated statements of cash flows (continued)

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$567	$561	$187
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$—	$303,326	$—
Property and equipment additions in accounts payable and accrued expenses	$9,264	$5,067	$2,465
Receipt of common stock in exchange for technology license	$—	$100	$460
Operating lease liabilities arising from obtaining right-of-use assets	$25,925	$74,723	$6,221
Issuance of common stock for research and development licenses	$—	$5,751	$113
Equity issuance costs in accounts payable and accrued expenses	$5	$—	$593
Fair value of common stock issued to settle success payment liability	$30,000	$—	$—
Contingent consideration liabilities assumed in asset acquisition	$36,513	$—	$—
Fair value of equity instruments issued in connection with asset acquisition	$120,032	$—	$—
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	$—	$1,277	$12,714

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

In February 2021, the Company entered into an Agreement and Plan of Merger, or the Guide Merger Agreement, to acquire Guide Therapeutics, Inc., or Guide. Pursuant to the Guide Merger Agreement, the Company paid Guide’s former stockholders and optionholders upfront consideration in an aggregate amount of $120.0 million, excluding customary purchase price adjustments, in shares of its common stock, based upon the volume-weighted average price of the Company’s common stock over the ten trading-day period ending on February 19, 2021. In addition, Guide’s former stockholders and optionholders are eligible to receive up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in the Company’s common stock.

Liquidity and capital resources

Since its inception, the Company has devoted substantially all of its resources to building its base editing platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, making arrangements to conduct manufacturing activities with contract manufacturing organizations, research and development costs including preclinical studies and IND-enabling studies, organizing and staffing the Company, maintaining its facilities and new facility build-outs, business planning, raising capital and providing general and administrative support for these operations. The Company is also in the process of developing internal manufacturing capabilities. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

In April 2021, the Company entered into an at the market, or ATM, sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company was entitled to offer and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $300.0 million. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Between April and July 2021, the Company has sold 2,908,009 shares of its common stock under the Sales Agreement at an average price of $103.16 per share for aggregate gross proceeds of $300.0 million, before deducting commissions and offering expenses payable by the Company.

In July 2021, the Company and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, the Company may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of December 31, 2021, the Company has sold 1,999,186 additional shares of its common stock under the amended Sales Agreement at an average price of $105.65 per share for aggregate gross proceeds of $211.2 million, before deducting commissions and offering expenses payable by the Company, resulting in an aggregate of $511.2 million in gross proceeds received under the Sales Agreement as of December 31, 2021.

In June 2021, the Company entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of its base editing technology to discover new treatments for complement system-driven diseases. Pursuant to the Apellis Agreement, the Company received an upfront payment of $50.0 million in July 2021. The Company is also eligible to receive an additional payment of $25.0 million on June 30, 2022, the one-year anniversary of the effective date of the Apellis Agreement.

In October 2021, the Company entered into an option and license agreement, or the Sana Agreement, with Sana Biotechnology, Inc., or Sana, pursuant to which the Company granted Sana non-exclusive commercial rights to its CRISPR Cas12b nuclease system for certain ex vivo engineered cell therapy programs. Pursuant to this agreement, the Company received an upfront payment of $50.0 million in October 2021.

In December 2021, the Company entered into a research collaboration agreement, or the Pfizer Agreement, with Pfizer Inc., or Pfizer, focused on in vivo base editing programs for three targets for rare genetic diseases of the liver, muscle and central nervous system. Under the terms of the Pfizer Agreement, the Company will conduct all research activities through development candidate selection for three undisclosed targets, which are not included in the Company’s existing programs. Pursuant to this agreement, the Company received an upfront payment of $300.0 million in January 2022.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $768.3 million as of December 31, 2021. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of December 31, 2021 of $965.6 million will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

COVID-19-related significant risks and uncertainties

With the ongoing concerns related to the COVID-19 pandemic during 2021, the Company has maintained and expanded its business continuity plans to address and mitigate the impact of the COVID-19 pandemic on its business. In March 2020, to protect the health of its employees, and their families and communities, the Company restricted access to its offices to personnel who performed critical activities that must be completed on-site, limited the number of such personnel that could be present at its facilities at any one time, and requested that most of its employees work remotely. In May 2021, as certain states eased restrictions, the Company established new protocols to better allow its full laboratory staff access to the Company’s facilities. These protocols included several shifts working over a seven-day-week protocol. In June 2021, as certain states continued to ease restrictions, the Company started to allow its entire workforce the ability to work on-site at the Company’s facilities, with fewer restrictions, particularly for vaccinated employees. The Company expects to continue incurring additional costs to ensure it adheres to the guidelines instituted by the Centers for Disease Control and Prevention, or CDC, and to provide a safe working environment to its onsite employees.

The extent to which the COVID-19 pandemic impacts the Company’s business, its corporate development objectives, results of operations and financial condition, and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements, and the effectiveness of actions taken globally to contain and treat the disease. Disruptions to the global economy and supply chain, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the twelve months ended December 31, 2021, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

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

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In September 2021, the Company's wholly-owned subsidiary Blink Therapeutics Inc., or Blink, merged with and into Beam, such that Blink’s separate corporate existence ceased and Beam Therapeutics Inc. continued as the surviving corporation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, incremental borrowing rate used in the calculation of lease liabilities, research and development expenses, the fair values of common stock, stock-based compensation, contingent consideration liabilities, success payments and certain judgements regarding revenue recognition. Actual results could differ from these estimates.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$559,994	$162,171	$37,221
Restricted cash	12,746	14,840	13,332
Total cash, cash equivalents, and restricted cash	$572,740	$177,011	$50,553

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

Corporate equity securities

The Company classifies investments in equity securities that have a readily determinable fair value as marketable securities in the Company's consolidated balance sheets. The Company’s marketable securities are stated at fair value. Typically, the fair value of these securities is based on a quoted price for an identical equity security. The Company also holds an investment in privately issued corporate equity securities, which are accounted for as investments in equity securities. This investment does not have a readily determinable fair value and the Company values the investment based on the cost of the equity securities adjusted for observable market transactions or impairments, if any, and records any changes in value through earnings. The Company records changes in the fair value of its equity securities in other income (expense), net in its consolidated statements of operations and other comprehensive loss.

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

Guarantees and indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. For the twelve months ended December 31, 2021, 2020 and 2019, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Equity issuance costs

The Company capitalizes incremental legal, professional, accounting and other third-party fees that were directly associated with its stock offerings as other non-current assets until the offerings are consummated. Upon consummation, these costs are recorded in stockholders’ equity as a reduction of additional paid-in-capital generated as a result of the offerings. As of December 31, 2021 and 2020, there were no deferred offering costs.

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

There have been no changes to the valuation methods utilized during the years ended December 31, 2021 and 2020. The Company evaluates transfers between levels at the end of each reporting period.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Asset category	Estimated useful life
Computer equipment and software	3 years
Laboratory equipment and office furniture	5 years
Leasehold improvements	Shorter of useful life or remaining term

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in interest and other income (expense). Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2021, 2020 and 2019.

Freestanding financial instruments and derivatives

Pursuant to a license agreement between the President and Fellows of Harvard College, or Harvard, and the Company, or the Harvard License Agreement, and a license agreement with The Broad Institute, Inc., or Broad Institute, and the Company, or the Broad License Agreement, (see Note 9, License Agreements), the Company is required to make success payments to Harvard and Broad Institute based the achievement of specified multiples of the initial weighted average value of the Company’s redeemable convertible Series A-1 Preferred Stock and the Company’s redeemable convertible Series A-2 Preferred Stock, or together the Series A Preferred, at specified valuation dates, payable in cash or Company common stock. Subsequent to the IPO, the amount of the success payments is based on the market value of Beam’s common stock. The success payments are accounted for under ASC 815, Derivatives and Hedging and were initially recorded at fair value with a corresponding charge to research and development expense. The liabilities are marked to market at each balance sheet date with all changes in value recognized in other income (expense), in the consolidated statement of operations and other comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the achievement or expiration of the success payment obligation. To determine the estimated fair value of the success payments, the Company used a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the value of the Series A Preferred, prior to the IPO, and the value of the Company’s common stock, subsequent to the IPO.

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

Leasehold improvements are not unique and are retained by the lessor at the end of the lease. However, in the case of a space designed to be suitable for the Company’s specific real estate needs and if the Company is responsible for cost overruns, the Company is the accounting owner of the leasehold improvements and costs associated are capitalized.

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

Contingent consideration liabilities

The Company may be required to make milestone payments to the former stockholders and optionholders of Guide in the form of its common stock based on the achievement of certain product and technology milestones. The payments are accounted for under ASC 480, Distinguishing Liabilities from Equity. These contingent consideration liabilities are carried at fair value which was estimated by applying a probability-based model, which utilized inputs primarily based upon the achievement and related timing of certain product and technology milestones that were unobservable in the market. The estimated fair value of contingent consideration liabilities, initially measured and recorded on the acquisition date, are considered to be a Level 3 measurement and are reviewed quarterly, or whenever events or circumstances occur that indicate a change in fair value. The contingent consideration liabilities are recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in other income (expense) in the consolidated statements of operations and other comprehensive loss.

The estimated fair value is determined based on probability adjusted discounted cash flow model that include significant estimates and assumptions pertaining to technology and product development. Significant changes in any of the probabilities of success or in the probabilities as to the periods in which milestones would be achieved would result in a significantly higher or lower fair value measurement. The Company will continue to adjust the liabilities for changes in fair value until the earlier of the achievement or expiration of the obligations.

Revenue recognition

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, or, collectively, ASC 606.

At inception, the Company determines whether contracts are within the scope of ASC 606 or other topics. For contracts that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services. To achieve this core principle, the Company applies the following five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the performance obligation is satisfied. The Company only applies the five-step model to contracts when it determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, the Company applies judgment to determine whether promised goods and services are both capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment and is discussed in further detail for each of the Company’s license and collaboration agreements in Note 10, Collaboration and license agreements.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. Determining the standalone selling price requires significant judgment and is discussed in further detail for each of the Company’s license and collaboration agreements in Note 10, Collaboration and license agreements.

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

Licenses of intellectual property, or IP: If the license to the Company’s IP is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the licenses. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Determining the revenue recognition of IP licenses requires significant judgment and is discussed in further detail for each of the Company’s license and collaboration agreements in Note 10, Collaboration and license agreements.

Milestone payments: At the inception of each arrangement that includes development or regulatory milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a reversal of revenue would not be possible. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. To date, the Company has not recognized any milestone revenue resulting from any of its agreements.

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

When no performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue upon transfer of control of the goods or services to the customer. Generally, all amounts received or due other than sales-based milestones and royalties are classified as license and collaboration revenue. Sales-based milestones and royalties will be recognized as royalty revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

Contract balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as an account or other receivable. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. The contract liabilities, or deferred revenue, primarily relate to contracts where the Company has received payment, but it has not yet satisfied the related performance obligations. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company satisfies its obligations under these arrangements. Upfront payment contract liabilities resulting from the Company’s license agreements do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by the Company. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation, manufacturing expenses, preclinical expenses, consulting, and other contracted services. The cost of obtaining licenses for certain technology or IP is recorded to research and development expense when incurred if the licensed technology or IP has not yet reached technological feasibility and has no alternative future use. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development costs.

Stock-based compensation

The Company’s stock-based compensation program allows for grants of stock options, restricted stock awards and restricted stock units. Grants are awarded to employees and non-employees, including directors.

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, non-employees and directors to be recognized as expense in the consolidated statements of operations and other comprehensive loss based on their fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model, or Black-Scholes, for stock option grants to both employees and non-employees. The fair value of the Company’s common stock is used to determine the fair value of restricted stock awards and restricted stock units.

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

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of a public market for the Company’s common stock prior to the IPO and continued lack of sufficient company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and non-employees, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.

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

The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders was the same as basic net loss per share attributable to common stockholders, since dilutive common shares were not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021, 2020 and 2019.

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

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Lab equipment	$29,905	$17,201
Leasehold improvements	57,760	12,706
Furniture and fixtures	3,679	1,078
Computer equipment	1,646	547
Construction in process	7,349	15,880
Total property and equipment	100,339	47,412
Less accumulated depreciation	(16,081)	(8,899)
Property and equipment, net	$84,258	$38,513

The following table summarizes depreciation expense incurred (in thousands):

	Years Ended December 31,
	2021	2020	2019
Depreciation expense	$7,201	$4,735	$3,503

4. fair Value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities, equity securities of Verve Therapeutics, Inc, or Verve, contingent consideration liabilities related to the Guide Merger Agreement and success payment derivative liabilities pursuant to the Harvard and Broad License Agreements.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2021 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$540,094	$540,094	$540,094	$—	$—
Commercial paper	13,997	13,997	—	13,997	—
Corporate notes	5,903	5,903	—	5,903	—
Marketable securities:
Commercial paper	368,743	368,743	—	368,743	—
Corporate notes	16,743	16,743	—	16,743	—
Equity securities included in marketable securities
Corporate equity securities	20,167	20,167	20,167	—	—
Total Assets	$965,647	$965,647	$560,261	$405,386	$—

Liabilities
Success payment liability – Harvard	21,000	21,000	—	—	21,000
Success payment liability – Broad Institute	21,200	21,200	—	—	21,200
Contingent consideration liability – Technology	24,359	24,359	—	—	24,359
Contingent consideration liability – Product	7,008	7,008	—	—	7,008
Total liabilities	$73,567	$73,567	$—	$—	$73,567

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

Marketable securities – Marketable securities, excluding corporate equity securities, are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.

During the years ended December 31, 2021 and 2020, the Company held an investment in Verve consisting of shares of Verve’s common and preferred stock. Prior to Verve's initial public offering in June 2021, the Company valued such investment based on the cost of the equity securities adjusted for any observable market transactions. Following the initial public offering, the equity securities have a readily determinable fair value; however, they were subject to transfer restrictions. As of December 31, 2021, the Company owned 546,970 shares of Verve's common stock, the value of which is included in marketable securities in the consolidated balance sheet as they are no longer subject to transfer restrictions. The Company recorded the investment at fair value of $20.2 million as of December 31, 2021. In addition, the Company recorded other income of $17.7 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively, related to the changes in fair value of Verve's common stock.

Pursuant to ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s consolidated statements of operations.

Success Payment Liability – As discussed further in Note 9, License agreements, the Company is required to make payments to Harvard and Broad Institute based upon the achievement of specified multiples of the initial weighted average value of the Company’s Series A Preferred or, subsequent to the IPO, the market value of the Company's common stock, at specified valuation dates. The Company’s liability for the share-based success payments under the Harvard and Broad License Agreements are carried at fair value. To determine the estimated fair value of the success payment liability, the Company uses a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables.

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Fair value of common stock (per share)	79.69	81.64	79.69	81.64
Expected volatility	76%	74%	76%	74%
Expected term (years)	0.10-7.49	0.35-8.49	0.10-8.36	0.35-9.36

The computation of expected volatility was estimated using available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. In addition, the Company incorporated the estimated number, timing, and probability of valuation measurement dates in the calculation of the success payment liability.

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Harvard	Broad	Total
Balance at December 31, 2019	$3,900	$3,900	$7,800
Change in fair value	31,600	31,800	63,400
Balance at December 31, 2020	$35,500	$35,700	$71,200
Payments	$(15,000)	$(15,000)	$(30,000)
Change in fair value	500	500	1,000
Balance at December 31, 2021	$21,000	$21,200	$42,200

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

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	For the Year Ended December 31, 2021
	Technology Milestones	Product Milestones	Total
Balance at February 23, 2021 (inception)	$29,403	$7,110	$36,513
Change in fair value	(5,044)	(102)	(5,146)
Balance at December 31, 2021	$24,359	$7,008	$31,367

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

	Technology Milestones	Product Milestones
	December 31, 2021	December 31, 2021
Discount Rate	7.50%	7.50%
Probability of Achievement	10-75%	2-15%
Projected Year of Achievement	2022-2023	2023-2029

5. Marketable securities

The following table summarizes the Company’s marketable securities held at December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$368,778	$32	$(67)	$368,743
Corporate notes	16,758	—	(15)	16,743
Corporate equity securities	20,167	—	—	20,167
Total	$405,703	$32	$(82)	$405,653

The following table summarizes the Company’s marketable securities held at December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$113,628	$11	$(17)	$113,622
Corporate notes	7,839	2	(5)	7,836
U.S. Treasury securities	11,009	—	—	11,009
Government securities	5,033	—	—	5,033
Total	$137,509	$13	$(22)	$137,500

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2021, the balance in accumulated other comprehensive (loss) income was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the years ended December 31, 2021, 2020 and 2019 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The contractual maturity dates of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Employee compensation and related benefits	11,661	7,591
Process development and manufacturing costs	3,833	2,272
Professional fees	3,330	1,948
Research costs	3,133	2,423
Other	6,964	4,229
Total	$28,921	$18,463

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

•
An October 2018 lease for laboratory space, which commenced in April 2019 and was amended in March 2020, April 2020, January 2021 and October 2021. The lease, as amended, commenced in April 2020 and terminates in December 2025. The amended lease is subject to fixed-rate rent escalations and provided an option to extend the lease for two additional two-year periods through December 31, 2029, which are not reasonably certain of being exercised. Upon commencement of the March 2020 amendment, the Company recorded an ROU asset and a lease liability of $4.2 million. Upon commencement of the April 2020 amendment, the Company recorded an operating lease ROU asset and a lease liability of $1.8 million. This lease was amended to add additional space in January and October of 2021. The Company recorded an operating lease ROU asset and a lease liability of $0.3 million in January 2021 related to the January 2021 amendment and an operating lease ROU asset and lease liability of $1.6 million in October 2021 related to the October 2021 amendment.
•
Leases in June 2019 and July 2019 for office and laboratory space, both of which commenced in October 2019 and terminated in December 2021.
•
An April 2019 lease for office and laboratory space that was built over the course of 2020 and 2021. Pursuant to the terms of the original lease agreement, the first phase of the lease commenced in October 2020 (rent payments for the first phase began in August 2021) and the second phase of the lease commenced in January 2021 (rent payments for the second phase began in February 2022). The lease is subject to fixed-rate rent escalations and provides for $23.4 million in tenant improvements and the option to extend the lease for two terms of five years each, which are not reasonably certain of exercise. The Company determined that it is the accounting owner of all tenant improvements. The Company maintains a security deposit of $9.7 and $11.8 million in the form of a letter of credit, which is included in restricted cash as of December 31, 2021 and 2020, respectively. Upon commencement of the first phase of this lease in October 2020, the Company recorded an operating lease ROU asset of $66.8 million and a lease liability of $68.8 million and upon commencement of the second phase of this lease in January 2021, the Company recorded an operating lease ROU asset of $22.0 million and a corresponding lease liability of $23.0 million. Subsequently, during the second quarter of 2021, the Company amended the rent commencement dates of the first and second phases of this lease. Pursuant to the terms of the amendment, the lease will terminate in February 2034, which is 12 years from the amended second phase rent commencement date. As a result, the Company recorded an increase in the ROU asset of $0.5 million and lease liability of $0.5 million.

The Company identified and assessed the following estimates in recognizing the operating lease right-of-use asset and corresponding liability:

•
Expected lease term: The expected lease term includes noncancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.
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

The following table summarizes operating lease costs as well as sublease income (in thousands):

	December 31,
	2021	2020	2019
Operating lease costs	$18,309	$8,415	$4,078
Variable lease costs	2,065	929	811
Short-term lease costs	1,145	—	116
Sublease income	(110)	—	(51)
Total	$21,409	$9,344	$4,954

The following table summarizes the lease term and discount rate for operating leases:

	December 31,
	2021	2020
Weighted-average remaining lease term (years)	11.1 years	11.5 years
Weighted-average discount rate	7.0%	7.4%

The following table summarizes the lease costs included in the measurement of lease liabilities (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating cash flows used for operating leases	$11,462	$6,911	$4,950
Operating lease liabilities arising from obtaining ROU assets	25,925	74,723	6,221

At December 31, 2021, the future minimum lease payments for the Company’s operating leases for each of the next five years and total thereafter were as follows (in thousands):

2022	17,059
2023	17,733
2024	18,269
2025	18,703
2026	17,143
Thereafter	115,692
Total undiscounted lease payments	204,599
Less: imputed interest	(62,249)
Total operating lease liabilities	$142,350

In August 2020, the Company entered into a lease agreement with Alexandria Real Estate Equities, Inc., or the Landlord, to build a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina, intended to support a broad range of clinical programs. The lease has a term of 15 years following the commencement date and provides the Company the option to extend the lease term for two five-year terms. It is subject to fixed rate escalation increases and also provides up to $20.0 million for reimbursement of tenant improvements. As the lease had not commenced as of December 31, 2021, the Company has not recorded an operating lease ROU asset or lease liability for this lease in the consolidated balance sheets. The lease payments are subject to adjustment following the determination of the total project costs of the landlord. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $69.0 million. The Company anticipates that the facility will be operational in the first quarter of 2023 and that is when it will begin making rent payments. The tabular disclosure of minimum lease payments above does not include payments due under this lease.

In August 2021, the Company executed a lease amendment to its April 2019 lease for office and laboratory space in Cambridge, Massachusetts to occupy additional space. The term of this lease will run concurrent with the term of the April 2019 lease. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $11.1 million. As the lease had not yet commenced as of December 31, 2021, the Company has not recorded an operating lease ROU asset or lease liability for this lease in the consolidated balance sheets. The tabular disclosure of minimum lease payments above does not include payments due under this lease.

In October 2021, the Company executed a lease for additional office and laboratory space at an existing facility. The term of this lease will run through December 31, 2025. As part of this lease, the Company took access to the remainder of this space in January 2022 and will record an operating lease ROU asset and lease liability during the first quarter of 2022. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $2.6 million. Additionally, in February 2022, the Company executed a lease for additional office and laboratory space at this facility with a lease term to run through December 31, 2025. The Company took access to this space in February 2022 and will record an operating lease ROU asset and lease liability during the first quarter of 2022. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $3.1 million. The tabular disclosure of minimum lease payments above does not include the payments under this segment of the lease.

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

The future minimum payments related to the equipment financing obligations for each of the next five years were as follows (in thousands):

Years ending December 31,	Amount
2022	2,663
2023	2,013
2024	511
2025	—
2026	—
Total	5,187
Less: amounts representing interest at 8.76%	(568)
Plus: residual values	675
Financing obligations	$5,294

The following table summarizes the breakdown of the principal and interest portions of the equipment financing payments (in thousands):

	Years Ended December 31,
	2021	2020	2019
Paydown of principal	$2,118	$1,569	$464
Payment of interest	567	561	187

8. Guide acquisition

On February 23, 2021, the Company entered into the Guide Merger Agreement. Under the Guide Merger Agreement, the Company paid Guide’s former stockholders and optionholders upfront consideration in an aggregate amount of $120.0 million, excluding customary purchase price adjustments and closing costs, in shares of the Company’s common stock, based upon the volume-weighted average price of the Company’s stock over the ten trading-day period ending on February 19, 2021. Pursuant to the Guide Merger Agreement, the Company acquired all of the issued and outstanding shares of Guide. The Company issued a total of 1,087,153 shares of its common stock valued at $120.0 million in connection with the upfront payment to Guide’s former stockholders and optionholders. The Guide transaction resulted in the acquisition of certain know-how and intellectual property assets related to Guide’s proprietary in vivo LNP screening technology and its library of lipids and lipid nanoparticle formulations identified using the screening technology. Management determined that the acquired assets do not meet the definition of a business pursuant to ASC 805, Business Combinations, as substantially all of the fair value of the acquired assets is concentrated into one identifiable asset, the LNP screening technology and associated lipid library. As of the date of closing of the transactions contemplated by the Guide Merger Agreement, or the Guide Merger Agreement Date, the asset acquired had no alternative future use and had not reached a stage of technological feasibility. As a result, all share-based and cash payment obligations have been recorded as research and development expense in the consolidated statements of operations and other comprehensive loss in the amount of $155.0 million. The total transaction price was allocated to the assets acquired and liabilities assumed on a relative fair value basis.

In addition, Guide’s former stockholders and optionholders are eligible to receive up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in the Company’s common stock valued using the volume-weighted average price of the Company’s stock over the ten trading-day period ending two trading days prior to the date on which the applicable milestone is received.

The Company determined that all future technology and product milestone payments are classified as contingent consideration liabilities under ASC 480 and therefore the Company recorded a liability for these milestone payments as of the Guide Merger Agreement Date at fair value of $36.5 million. These contingent consideration liabilities are remeasured at fair value each financial reporting period, with the resulting impact reflected in the Company’s consolidated statements of operations and other comprehensive loss, presented within other income (expense).

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

Success Payments – Under the Harvard License Agreement, Harvard is entitled to receive success payments, in cash or shares of Company stock, determined based upon the achievement of specified multiples of the initial weighted average value of the Company’s Series A Preferred at specified valuation dates. The success payments range from $5.0 million to a maximum of $105.0 million and have valuation multiples that range from 5 times to 40 times the initial weighted average value of the Series A Preferred. Subsequent to the Company’s February 2020 IPO, the amount of success payments is based on the market value of the Company's common stock.

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	December 31,
	2021	2020
Harvard success payment liability	$21,000	$35,500

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Years Ended December 31,
	2021	2020	2019
Change in fair value of Harvard success payment liability	$500	$31,600	$2,700

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

The annual maintenance fees will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Annual patent costs will be expensed as incurred. Upon determination that a Harvard Product Milestone is probable to occur, the amount due will be recorded as research and development expense. The Company will monitor the Harvard Product Milestone payments for this arrangement on an ongoing basis. In November 2021, the Company triggered a regulatory milestone owed under this agreement and recorded expense of $0.1 million for the year ended December 31, 2021. No expense was recorded for these milestones for the years ended December 31, 2020 and 2019. Lastly, to the extent products are commercialized under the Harvard License Agreement, the Company will accrue royalty expense and sublicense nonroyalty payments, as applicable, for the amount it is obligated to pay, with adjustments as sales are made. The Company has incurred $33.7 million of expense related to non-royalty sublicense fees owed to Harvard for the twelve months ended December 31, 2021.

Broad license agreement

In May 2018, the Broad License Agreement was entered into with Broad Institute for certain RNA base editing technology including an RNA editor platform. Under the Broad License Agreement, Broad Institute granted exclusive and non-exclusive worldwide, sublicensable, royalty-bearing licenses under specified patent rights to develop and commercialize licensed product and a nonexclusive, worldwide, sublicensable, royalty-bearing license under certain patent rights to research and develop licensed products. Under the agreement the Company shall use commercially reasonable efforts to develop licensed products in accordance with the development plan, to introduce any licensed products that gain regulatory approval into the commercial market, to market licensed products that have gained regulatory approval following such introduction into the market, and to make licensed products that have gained regulatory approval reasonably available to the public. The license term extends until the later of the expiration of (i) the last to expire licensed patent covering a licensed product, (ii) the period of regulatory exclusivity associated with a licensed product or (iii) a certain period after the first commercial sale of a licensed product unless terminated earlier by either party under certain provisions.

Additional consideration under the Broad License Agreement included an Anti-Dilution Issuance Right, which was paid and settled during the year ended December 31, 2018, Financing Milestone Payments related to Series A Preferred and Series B Preferred financings, which were settled in the year ended December 31, 2019, and Success Payments, which are further described below. The Anti-Dilution Issuance Right and Financing Milestone Payments related to Series A Preferred and Series B Preferred financings were both expensed in the year 2018.

Success Payments – Under the Broad License Agreement, Broad Institute is entitled to receive success payments, in cash or shares of Company common stock, determined based upon the achievement of specified multiples of the initial weighted average value of the Series A Preferred at specified valuation dates. The success payments range from $5.0 million to a maximum of $105.0 million and have valuation multiples that range from 5 times to 40 times the initial weighted average value of the Series A Preferred. Subsequent to the February 2020 IPO, the amount of success payments is based on the market value of the Company’s common stock. The Company is required to make success payments to Broad Institute during a period of time, or the Broad Success Payment Period, which has been determined to be the earliest of (1) the twelfth anniversary of the Broad License Agreement or (2) the third anniversary of the first date on which a licensed product receives regulatory approval in the United States. During the Broad Success Payment Period, the Company will perform a calculation of any amounts owed to Broad Institute on each rolling 90-day period, commencing one year after the Company’s IPO.

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	December 31,
	2021	2020
Broad Institute success payment liability	$21,200	$35,700

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Years Ended December 31,
	2021	2020	2019
Change in fair value of Broad Institute success payment liability	$500	$31,800	$2,700

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

The annual maintenance fees will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Annual patent costs will be expensed as incurred. Upon determination that a Broad Product Milestone is probable to occur, the amount due will be recorded as research and development expense. The Company will monitor the Broad Product Milestone payments for this arrangement on an ongoing basis. The triggering of these milestone payments was not considered probable as of the acquisition date, and no expense has been recorded for these milestones during the years ended December 31, 2021, 2020 and 2019. Lastly, to the extent products are commercialized under the Broad License Agreement, the Company will accrue royalty expense and sublicense nonroyalty payments, as applicable, for the amount it is obligated to pay, with adjustments as sales are made. The Company has incurred $6.1 million of expense related to non-royalty sublicense fees owed to Broad Institute for the twelve months ended December 31, 2021.

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

The license rights and option rights granted by Editas to the Company are subject to the terms and conditions of the underlying license agreements that Editas is a party to and under which Editas licensed rights or option rights to the Company and the termination of such in-licenses, as applicable. Unless earlier terminated by either party pursuant to the terms of the agreement, the Editas License Agreement will continue in full force and effect and will expire on a licensed product-by licensed product and country-by-country basis upon the later of (i) the last-to-expire royalty term under any applicable institutional license to Editas and (ii) the date at which such product is no longer covered by a valid claim of a licensed Editas-owned patent in such country. The Company has the right, at its sole discretion, at any time to terminate the Editas License Agreement in its entirety or on a group-by-group of intellectual property basis, upon ninety days written notice to Editas. Upon termination of the Editas License Agreement, all rights and licenses granted by Editas to the Company (including the rights to exercise options and obtain such licenses) will immediately terminate and patents within a group of patents will no longer be deemed licensed patents. Expiration or termination of the Editas License Agreement for any reason does not release either party of any obligation or liability which had accrued, or which is attributable to a period prior to such expiration or termination.

The option exercise fees under the agreement will be recorded as research and development expense, if and when the Company exercises such options. To date, no options have been exercised. The annual maintenance fees are recorded as an expense on an annual basis based on the stated amount for the applicable year. Annual patent costs are expensed as incurred. In addition, the Company is required to make certain development, regulatory and commercial milestone payments to Editas upon the achievement of specified milestones. During the twelve months ended December 31, 2021, the Company recognized $0.1 million of expense as it determined that it owed a regulatory milestone payment to Editas under the License Agreement. No expense has been recorded for these milestones during the years ended December 31, 2020 and 2019. To the extent applicable, sublicense income payments will be accrued for the amount the Company is obligated to pay under each applicable in-license as amounts are due to Editas. Lastly, to the extent products are commercialized under the Editas License agreement, the Company will accrue royalty expense for the amount it is obligated to pay, with adjustments as sales are made.

Bio Palette license agreement

In March 2019, the Company entered into a license agreement with Bio Palette pursuant to which the Company received an exclusive (even as to Bio Palette), sublicensable license under certain patent rights related to base editing owned or controlled by Bio Palette to exploit products for the treatment of human disease throughout the world, but excluding products in the microbiome field in Asia (the “Bio Palette License Agreement”). In addition, the Company granted Bio Palette an exclusive (even as to the Company) license under certain patent rights related to base editing and gene editing owned or controlled by the Company to exploit products in the microbiome field in Asia. Each party to the agreement retains non-exclusive rights to develop and manufacture products in the microbiome field worldwide for the sole purpose of exploiting those products in its own territory. Each party agrees to certain coordination obligations in the microbiome field if either party determines not to exploit their rights in such field. Unless earlier terminated, the Bio Palette License Agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the applicable royalty term for each such licensed product and country. To the extent products are commercialized under the Bio Palette License Agreement, the Company will accrue royalty expense for the amount it is obligated to pay, with adjustments as sales are made.

The Company also agreed to pay a royalty at a fraction of a percent on net sales of products that are covered by the patents licensed by Bio Palette to the Company, and Bio Palette agreed to pay a royalty at a fraction of a percent on net sales of products that are covered by the patents licensed by the Company to Bio Palette. The royalty term for a product in a country will terminate on the later of the expiration of (i) patent-based exclusivity with respect to such licensed product in such country or (ii) regulatory exclusivity with respect to such licensed product in such country.

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

10. Collaboration and license agreements

Pfizer

In December 2021, the Company entered into a research collaboration agreement, or the Pfizer Agreement, with Pfizer Inc., or Pfizer, focused on the use of certain of the Company’s base editing technology to develop in vivo therapies for rare genetic diseases of the liver, muscle, and central nervous system. Under the terms of the Pfizer Agreement, the Company will apply certain of its base editing technology and conduct all research activities through development candidate selection for three base editing programs that target specific genes corresponding to specific diseases that are the subject of such programs. Pfizer will have exclusive rights to license each of the three programs at no additional cost, each an Opt-In Right, and will assume responsibility for subsequent development and commercialization. At the end of the Phase 1/2 studies, the Company may elect to enter into a global co-development and co-commercialization agreement with Pfizer with respect to one program licensed under the collaboration for an option exercise fee equal to a percentage of the applicable development costs incurred by Pfizer, or the Participation Election. In the event the Company elects to exercise its Participation Election, upon the payment of its option exercise fee, Pfizer and the Company would share net profits as well as development and commercialization costs in a 65%/35% (Pfizer/Company) split for such program. The research collaboration will be managed on an overall basis by a Joint Research Committee, or JRC, formed by an equal number of representatives from the Company and Pfizer.

At the inception of the Pfizer Agreement, the Company is entitled to receive a nonrefundable upfront payment of $300.0 million in consideration for the rights granted to Pfizer under the collaboration. Should Pfizer exercise its Opt-In Right for any of the three programs, the Company would be eligible to receive development, regulatory, and commercial milestones of up to $350.0 million per program, for a potential total consideration of up to $1.35 billion, plus royalty payments on global net sales for each licensed program. If Pfizer does not exercise its Opt-In Right for a program, the Company’s rights in such program revert to the Company and the Company will be required to pay Pfizer earn-out payments equal to a low single digit percentage of net sales earned on such program for a ten-year period. As the $300.0 million upfront fee was not received by the Company as of December 31, 2021, the Company recorded a collaboration receivable for $300.0 million with a corresponding deferred revenue liability. The Company received the $300.0 million in January 2022.

During the collaboration term, Pfizer has a one-time option to substitute a disease that is the subject of a specific program with one pre-defined substitute disease. The collaboration has an initial term of four years and may be extended for an additional one year on a program-by-program basis. Pfizer may terminate the Pfizer Agreement for convenience on any or all of the programs by providing 90 days’ prior written notice.

The Company accounts for the Pfizer Agreement under ASC 606, Revenue from Contracts with Customers, or ASC 606, as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract.

The overall transaction price as of the inception of the contract was determined to be $300.0 million, which is comprised entirely of the nonrefundable upfront payment. There is no variable consideration included in the transaction price at inception as the future milestone payments are fully constrained and the Company is not required to estimate variable consideration for the royalty payments at contract inception. The Company will re-evaluate the transaction price in each reporting period.

The Company has concluded that the licenses to its base editing technology, including the exclusive development and commercialization rights, are not capable of being distinct from the other performance obligations, and as such the Company has determined that the licenses combined with the other research and development services represent performance obligations and no up-front revenue was recognized for the licenses. The Company plans to recognize revenue for each performance obligation as it is satisfied over time using an input method. As no activities under the Pfizer Agreement had commenced as of December 31, 2021, the entire $300.0 million is recorded as deferred revenue and no revenue was recognized for the twelve months ended December 31, 2021. Based on the current estimated timelines, the deferred revenue is expected to be recognized as revenue over approximately four years from December 31, 2021.

Sana Biotechnology

In October 2021, the Company entered into an option and license agreement, or the Sana Agreement, with Sana Biotechnology, Inc., or Sana, under which the Company granted Sana a license for non-exclusive rights to its CRISPR Cas12b nuclease system for the development and commercialization of certain engineered cellular therapy programs. In addition to the license, the Company performed an initial technology transfer following the effective date of the Sana Agreement providing Sana with certain know-how, as required under the Sana Agreement. This technology transfer occurred in 2021. Following the license transfer and completion of the initial technology transfer, Sana is responsible, at its sole expense, for the development and commercialization of therapeutic products which must contain either specified CAR antigen targets or pluripotent stem cell, or PSC, product types.

As consideration for the license, the Company received an upfront payment of $50.0 million from Sana in October 2021. In addition, the Company may be eligible to receive development, regulatory, and commercial milestones of up to $65.0 million from Sana on any product candidate or product. The Company will also be entitled to receive royalties equal to a low single digit percentage of net sales on any product.

For up to one year following the effective date of the Sana Agreement, Sana has the option to select up to a cumulative total of two additional CAR antigen targets or PSC product types for an additional fee of $10.0 million per additional CAR antigen target and additional PSC product type, or the Option Rights, for an aggregate potential additional consideration of $20.0 million. Further, at any time prior to the third anniversary of the effective date of the Sana Agreement, Sana has a one-time right to substitute, in the aggregate, either one CAR antigen target or one PSC product type at no additional cost, or the Replacement Right. Sana may also select a specified number of additional or replacement genetic targets for each PSC product type at any time prior to the third anniversary of the effective date at no additional cost, or the Genetic Target Nomination Rights. Sana may terminate the Sana Agreement for convenience prior to the first commercial sale of any licensed product by providing 90 days’ prior written notice or upon 180 days’ prior written notice after first commercial sale.

The Company accounts for the Sana Agreement under ASC 606 as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The overall transaction price as of the inception of the contract was determined to be $50.0 million, which is composed entirely of the nonrefundable upfront payment. There is no variable consideration included in the transaction price at inception as the future milestone payments are fully constrained and the Company is not required to estimate variable consideration for the royalty payments at contract inception. The Company will re-evaluate the transaction price in each reporting period.

The Company has identified a single performance obligation, which includes (i) the non-exclusive license granted to Sana under the Company’s patent rights and know-how and (ii) the initial technology transfer following the effective date, which occurred in 2021. The Company further concluded that the Option Rights, Replacement Right, and Genetic Target Nomination Rights did not grant Sana a material right. As the Company only identified one performance obligation, no allocation of the transaction price is required.

The Company recognized revenue for the performance obligation at a point in time upon the transfer of the license to Sana and completion of the initial technology transfer, which occurred in October 2021. For the twelve-month period ended December 31, 2021, the Company has recognized $50.0 million of revenue under the Sana Agreement.

Apellis Pharmaceuticals

In June 2021, the Company entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of the Company’s base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, the Company will conduct preclinical research on up to six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis has an exclusive option to license any or all of the six programs, or in each case, an Opt-In Right, and will assume responsibility for subsequent development. The Company may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to one program instead of a license. The collaboration is managed on an overall basis by an alliance steering committee formed by an equal number of representatives from the Company and Apellis.

As part of the collaboration, the Company is eligible to receive a total of $75.0 million in upfront and near-term milestones from Apellis, which is comprised of $50.0 million received upon signing and an additional $25.0 million payment on June 30, 2022, the one-year anniversary of the effective date of the Apellis Agreement, or the First Anniversary Payment. Following any exercise of an Opt-In Right for any of the six programs, the Company will be eligible to receive development, regulatory, and sales milestones from Apellis, as well as royalty payments on sales. The collaboration has an initial term of five years and may be extended up to two years on a per year and program-by-program basis. During the collaboration term, Apellis may, subject to certain limitations, substitute a specific complement gene and/or organ for any of the initial base editing programs. Apellis may terminate the Apellis Agreement for convenience on any or all of the programs by providing prior written notice. The Company received the $50.0 million upfront payment from Apellis in July 2021.

The Company accounts for the Apellis Agreement under ASC 606 as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract.

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

The selling price of each performance obligation was determined based on the Company’s estimated standalone selling price, or the ESSP. The Company developed the ESSP for all of the performance obligations included in the Apellis Agreement with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the stand-alone selling price to the performance obligations based on the relative standalone selling price method.

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. For the twelve months ended December 31, 2021, the Company recognized $1.8 million of revenue related to the Apellis Agreement. As of December 31, 2021, there is $14.7 million and $33.5 million of current and long-term deferred revenue, respectively, related to the Apellis Agreement.

Prime Medicine

In September 2019, the Company entered into a collaboration and license agreement with Prime Medicine to research and develop a novel gene editing technology developed by one of the Company’s founders. Under the terms of the agreement, the Company granted Prime Medicine a non-exclusive license to certain of its CRISPR technology (including Cas12b), delivery technology and certain other technology controlled by the Company to develop and commercialize gene editing products for the treatment of human diseases. Prime Medicine granted the Company an exclusive license to develop and commercialize prime gene editing technology for the creation or modification of any single base transition mutations, as well as any edits made for the treatment of sickle cell disease. The Company is not currently using the intellectual property licensed from Prime Medicine in any of its current programs, but it is required to use commercially reasonable efforts to develop new product candidates using the intellectual property licensed from Prime Medicine. Additionally, each party granted to the other party certain exclusive and non-exclusive licenses to certain technology developed after the effective date of the agreement and controlled by the granting party or jointly owned by the parties. Each party has an obligation to assign rights in certain technology developed under the collaboration to the other party.

For products that use technology licensed from Prime Medicine, the Company is required to make milestone payments to Prime Medicine upon the achievement of certain clinical, regulatory and commercial events. It is also required to use commercially reasonable efforts to develop and seek regulatory approval for two products that use licensed technology from Prime Medicine in certain specified countries and to commercialize any such product(s) for which approval has been obtained in certain specified countries. Prime Medicine and the Company are each required to use commercially reasonable efforts to conduct the activities for which they are responsible under any development plan(s) under the agreement. Prime Medicine has an option to jointly develop and commercialize, and share expenses and revenue for, certain products that use technology licensed from Prime Medicine in the United States. Royalty payments may become due by either party to the other based on the net sales of commercialized products under the agreement. In addition, certain of the rights licensed under the agreement are sublicensed from third parties, and the Company or Prime Medicine may be required to make certain payments to such third parties to the extent the Company or Prime Medicine develop and commercialize products under such rights.

The Company had an obligation to issue $5.0 million in shares of its common stock to Prime Medicine, and Prime Medicine had an obligation to issue 5,000,000 shares of its common stock to the Company, should the Company elect to extend the collaboration beyond one year. In September 2020, the Company elected to continue the collaboration and, in October 2020, issued 200,307 shares of the Company’s common stock to Prime Medicine. The Company recognized $5.5 million, which represented the fair value of the Company's common stock issued to Prime Medicine, as research and development expense within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2020. Additionally, in October 2020, the Company received 5,000,000 shares of Prime Medicine’s common stock and recognized $0.1 million as an offset to research and development expense within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2020.

Additionally, the Company provided immaterial interim management and startup services to Prime Medicine through March 2021.

As of December 31, 2021, the Company determined that future milestones and royalties under the agreement were not probable of recognition.

Verve

In April 2019, the Company entered into a collaboration and license agreement with Verve, or the Verve License Agreement, to investigate gene editing strategies to modify genes associated with an increased risk of coronary diseases. Under the terms of the agreement, the Company granted Verve an exclusive license to certain base editor technology and certain delivery technology and Verve granted the Company a non-exclusive license under certain know-how and patents controlled by Verve, an interest in joint collaboration technology and an exclusive license (except as to Verve) under certain delivery technology. Verve is responsible for all costs associated with the research and development activities under the Verve License agreement. The Company has the option to share in the future development of certain products, with no associated fee at the time the right is exercised. Upon exercise of the Company’s option, the profits and expenses of such product will be shared, as defined in the agreement. To date, the Company has not exercised its option.

In connection with the Verve License Agreement, Verve issued the Company 2.6 million shares of its common stock as partial consideration for the licenses granted, having a fair value of $0.5 million. The fair value of the Verve common stock was determined by management with the assistance of a third-party valuation specialist. In addition, to the extent certain clinical, regulatory, and commercial milestones are met with respect to licensed products, Verve will be required to pay to the Company certain amounts, as defined in the agreement. Either party may owe the other party other milestone payments for certain clinical and regulatory events related to the delivery technology products. Royalty payments may become due by either party to the other based on the net sales of any delivery technology products under the agreement. Lastly, to the extent there are sales of a licensed product, Verve is obligated to pay the Company royalties, as defined in the agreement. The term of the agreement commenced in April 2019 and, unless earlier terminated in accordance with the terms of the agreement, will continue until the last to expire royalty term for any licensed product.

The Company also purchased shares of Verve's Series A preferred stock during the twelve months ended December 31, 2020. During June 2021, Verve completed an initial public offering of its common stock. In connection with Verve’s IPO, Verve effected a one-for-9.2592 reverse stock split and also converted all shares of its preferred stock into shares of common stock. As of December 31, 2021 the Company owned 546,970 shares of Verve's common stock valued at $20.2 million as of December 31, 2021.

Management determined that the performance obligations associated with the Verve License Agreement are the combined licenses and improvements related to the licensed technology. All other items promised to Verve are immaterial in the context of the agreement. The fair value of the shares issued by Verve to the Company were considered a fixed upfront payment of $0.5 million in the form of non-cash consideration. The Company determined that its performance obligations associated with the Verve License Agreement at contract inception were not distinct and represented a single performance obligation, and that the obligations would be completed over the performance period of the agreement. Accordingly, the upfront payment will be recognized as revenue using a time-based proportional performance model over the contract term (April 2019 through 2038) of the collaboration, as license revenue. For the years ended December 31, 2021, 2020, and 2019, the Company recognized approximately $24,000, $24,000 and $18,000, respectively, of license revenue and has recorded approximately $0.4 million of deferred revenue at December 31, 2021. To date, no commercial milestone payments or royalties are due. The remaining fees that may be paid under the agreement are considered variable consideration and will be constrained until it is probable that a significant revenue reversal would not occur. To date, the Company has not exercised its option to opt-in to a licensed product and no milestones or royalties have been achieved.

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

In April 2021, the Company entered into the Sales Agreement with Jefferies, pursuant to which the Company was entitled to offer and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $300.0 million. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of December 31, 2021, the Company has sold 2,908,009 shares of its common stock under the Sales Agreement at an average price of $103.16 per share for aggregate gross proceeds of $300.0 million, before deducting commissions and offering expenses payable by the Company.

In July 2021, the Company and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, the Company may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of December 31, 2021, the Company has sold 1,999,186 additional shares of its common stock under the amended Sales Agreement at an average price of $105.65 per share for aggregate gross proceeds of $211.2 million, before deducting commissions and offering expenses payable by the Company, resulting in an aggregate of $511.2 million in gross proceeds received under the Sales Agreement, as amended, as of December 31, 2021.

In May 2021, the first success payment measurements under each of the Harvard and Broad License Agreements occurred and success payments to Harvard and Broad Institute were calculated to be $15.0 million and $15.0 million, respectively. The Company elected to make each payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to each of Harvard and Broad Institute to settle these liabilities in June 2021.

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

The maximum number of shares of the Company’s common stock that may be issued under the 2019 Plan was initially 3,700,000 shares, or the Share Pool, plus the number of shares of the Company’s common stock underlying awards under the 2017 Plan, not to exceed 5,639,818 shares, that become available again for grant under the 2017 Plan in accordance with its terms. The Share Pool will automatically increase on January 1st of each year from 2021 to 2029 by the lesser of (i) four percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares determined by the Company’s board of directors on or prior to such date for such year.

As of December 31, 2021, the Company had 8,792,459 shares reserved and 1,823,887 shares available for future issuance under the 2019 Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$26,644	$11,199	$4,236
General and administrative	16,926	4,181	2,792
Total stock-based compensation expense	$43,570	$15,380	$7,028

Stock options

The assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Years Ended December 31,
	2021	2020	2019
Expected volatility	71.4-76.7%	75.6-82.6%	86.4-87.6%
Weighted-average risk-free interest rate	1.11%	1.07%	2.17%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	6.12	6.24	6.25

A summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (1) (in thousands)
Outstanding as of December 31, 2020	5,336,441	$9.70	8.3	$383,901
Granted	1,790,476	88.15
Exercised	(974,662)	9.88
Forfeitures	(118,063)	37.65
Outstanding as of December 31, 2021	6,034,192	32.40	7.9	300,560
Exercisable as of December 31, 2021	2,305,895	11.44	7.2	157,633

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of December 31, 2021 and 2020.

The Company has granted stock options to certain employees to purchase shares of common stock that contain certain performance-based vesting criteria, primarily related to the achievement of certain development milestones related to editing applications, and the closing price of the Company’s common stock following an IPO. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones. The expense related to performance-based stock options was immaterial for the years ended December 31, 2021 and 2020 and no expense was recognized for the year ended December 31, 2019.

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2021, 2020 and 2019, was $58.56, $15.32 and $6.64, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $85.1 million, $29.9 million and $1.6 million, respectively. The weighted-average exercise price of stock options exercised for the years ended December 31, 2021, 2020 and 2019 was $9.88, $3.67 and $1.00, respectively.

As of December 31, 2021, there was $104.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted stock

The Company issued shares of restricted common stock during the year ended December 31, 2021, which consisted only of restricted stock units. The Company issued shares of restricted common stock during the year ended December 31, 2020, which consisted only of restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

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

The following summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2020	1,275,338	$10.95
Issued	885,680	87.50
Vested	(1,020,887)	6.44
Canceled	(13,925)	85.31
Unvested as of December 31, 2021	1,126,206	$74.32

The aggregate fair value of restricted shares that vested during the years ended December 31, 2021, 2020 and 2019 was $6.4 million, $6.9 million and $3.6 million, respectively.

At December 31, 2021, there was approximately $73.2 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 2.9 years.

2019 Employee Stock Purchase Plan

In February 2020, the Company’s board of directors adopted the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s stockholders. Pursuant to the ESPP, certain employees of the Company, excluding consultants and non-employee directors, are eligible to purchase common stock of the Company at a reduced rate during offering periods. The ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to a calendar year limit of $25,000 and at a purchase price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the applicable purchase date, which will be the final trading day of the applicable purchase period. The first offering period commenced on October 1, 2021 and no shares have been issued yet under the ESPP.

The Company used the Black-Scholes option valuation model to estimate the fair value of the purchase right under the ESPP on the date of grant using the following assumptions:

For the Offering Period
October 1, 2021 - March 31, 2022
Expected volatility	73.07%
Weighted-average risk-free interest rate	0.05%
Expected dividend yield	0.00%
Expected term (in years)	0.50

Expected volatility is based on the historical volatility of the Company's common stock for a period of years corresponding with the expected life of the option. The risk-free interest rate is based on the U.S Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option. The expected life is based on the term of the purchase period for the grants made under the ESPP. The Company uses the straight-line attribution approach to record the expense over the offering period.

Stock-based compensation expense for the ESPP for the year ended December 31, 2021 was $0.3 million.

As of December 31, 2021, the Company had 1,049,460 shares available for issuance under the ESPP.

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

	December 31,
	2021	2020	2019
Redeemable convertible preferred stock	—	—	29,127,523
Unvested restricted stock	1,126,206	1,275,338	2,655,806
Outstanding options to purchase common stock	6,034,192	5,336,441	4,791,047
ESPP	19,379	—	—
Total	7,179,777	6,611,779	36,574,376

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(370,638)	$(194,592)	$(78,326)
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	—	(1,277)	(12,714)
Net loss attributable to common stockholders	(370,638)	(195,869)	(91,040)
Denominator:
Weighted average number of common shares, basic and diluted	64,227,676	46,733,221	6,479,591
Net loss per common share attributable to common stockholders, basic and diluted	$(5.77)	$(4.19)	$(14.05)

14. Income taxes

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.1	7.2	7.4
Research and development tax credits	2.6	2.1	3.1
Nondeductible/ nontaxable permanent items	0.7	0.8	(1.8)
IPR&D Guide Acquisition	(8.8)	—	—
Change in valuation allowance	(20.6)	(31.1)	(29.7)
Total	0.0%	0.0%	0.0%

The components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$103,868	$58,338
Research and development tax credits	23,745	8,756
Accrued expenses and other	2,810	1,445
Derivative liabilities	11,483	19,421
Stock options	5,489	1,975
Amortization	20,754	2,079
Lease liability	38,734	27,340
Total deferred tax assets	206,883	119,354
ROU asset	(27,950)	(23,692)
Property and equipment	(1,868)	(558)
Other	(4,954)	(141)
Less: valuation allowance	(172,111)	(94,963)
Deferred tax assets, net	$—	$—

The Company had no income tax expense due to the operating losses incurred for the years ended December 31, 2021, 2020, and 2019. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2021 and 2020. The valuation allowance increased by $77.1 million in 2021, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards, and research and development tax credits, amortization expenses and the fair value of the derivative liability. The valuation allowance increased by $58.5 million in 2020.

As of December 31, 2021, the Company had $386.0 million of federal and $360.9 million of state net operating loss carryforwards. If not utilized, both the federal and state net operating loss carryforwards expire starting in 2037. Included in the $386.0 million federal net operating loss carryforwards is $382.6 million of net operating loss generated in 2018 through 2021 that will not expire. Additionally, as of December 31, 2021, the Company had $17.1 million of federal and $8.4 million of Massachusetts tax credits that expire starting in 2038 and 2033, respectively.

As of December 31, 2021, and 2020, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company filed income tax returns in the United States and the Commonwealth of Massachusetts in all tax years since inception. Tax years beginning in 2017 remain open to examination in these jurisdictions, as carryforward attributes generated in past years may be adjusted in a future period. The IRS has not made any assessments as of December 31, 2021.

15. Related party transactions

Founders

For the years ended December 31, 2021, 2020 and 2019, the Company made payments of $0.5 million, $0.5 million and $0.5 million, respectively, to its three founder shareholders for scientific consulting and other expenses.

Verve

The Company and Verve are parties to a collaboration and license agreement and have a common board member.

Prior to Verve’s initial public offering in June 2021, the Company owned both common and preferred shares of Verve and valued such investment based on the cost of the equity securities adjusted for any observable market transactions. Following the initial public offering, and the conversion to common stock and the stock split, the equity securities have a readily determinable fair value and the Company owned 546,970 shares of Verve's common stock, the value of which is included in marketable securities in the consolidated balance sheet. The Company recorded the investment at fair value as of December 31, 2021, which resulted in the recognition of $17.7 million of other income for the twelve months ended December 31, 2021. The value of this investment as of December 31, 2021 is $20.2 million. During the year ended December 31, 2020, the Company recognized unrealized gains of $0.5 million on its investment in Verve preferred stock.

During the years ended December 31, 2020 and 2019, the Company purchased shares of Verve series A preferred stock valued at $0.8 million and $0.4 million, respectively. These shares were converted into shares of Verve common stock in connection with Verve’s initial public offering.

The Company purchased certain materials from Verve amounting to $0.2 million and $0.4 million, which is recorded as research and development expenses within the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2021 and 2020, respectively. The Company also sold certain materials to Verve amounting to $0.2 million, which is recorded as interest and other income (expense), net within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2020.

In October 2021, the Company entered into an agreement pursuant to which Verve subleased 12,000 square feet of the Company’s existing office and laboratory space for a term of one year which began in December 2021. Verve is expected to pay approximately $1.4 million in rental payments over the term of the sublease, as well as its proportionate costs for the landlord’s operating expense, insurance, property taxes, and utilities. The Company recorded $0.1 million of sublease income related to this sublease within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2021.

Prime Medicine

The Company and Prime Medicine are parties to a collaboration and license agreement and have a common founder and common board member.

In September 2020, the Company elected to continue its collaboration with Prime Medicine and, in October 2020, as required by the terms under its collaboration and license agreement with Prime Medicine, issued 200,307 shares of the Company’s common stock to Prime Medicine. The Company recognized $5.5 million, which represents the fair value of the Company's common stock issued to Prime Medicine, as research and development expense within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2020. Additionally, in October 2020, the Company received 5,000,000 shares of Prime Medicine’s common stock and recognized $0.1 million as an offset to research and development expense within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2020.

Management services provided to the Company by Prime Medicine were immaterial for the year ended December 31, 2021. Additionally, in September 2019, in connection with the Company’s collaboration and license agreement with Prime Medicine, the Company executed a letter agreement, as amended, to provide certain interim management and startup services to Prime Medicine through March 2021. Prime Medicine is obligated to reimburse the Company’s out-of-pocket costs incurred in connection with performing the services and, beginning in October 2020 and ending March 2021, paid the Company a $30,000 monthly service fee. For the years ended December 31, 2021 and 2020, the Company recognized $0.1 million and $0.1 million, respectively, for performing such services in interest and other income (expense), net, within the accompanying consolidated statements of operations and other comprehensive loss.

16. Employee benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Beginning January 1, 2020, the Company made matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation. The Company made matching contributions of $1.1 million for the year ended December 31, 2021.