Form 10-Q
period 2022-06-30
Beam Therapeutics Inc.
filed 2022-08-09
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of registrant’s common stock outstanding as of August 2, 2022 was 70,354,594.

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
•
our expectations regarding the initiation, timing, progress and results of our research and development programs and preclinical studies, including our expectations that we will submit an Investigational New Drug application, or IND, for BEAM-102 for the treatment of sickle cell disease in the second half of 2022, that we will initiate IND-enabling studies for BEAM-301 for the treatment Glycogen Storage Disease Type IA (R83C mutation) in the second half of 2022, that we will nominate an additional in vivo liver development candidate during 2022, and that we do not expect to nominate a second CAR-T development candidate in 2022 and anticipate that we will provide further updates in 2023;
•
our expectations regarding the initiation, timing, progress and results of our clinical trials, including our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON-101 trial;
•
our expectations related to the clinical hold on BEAM-201, including the communication plans and timing of the U.S. Food and Drug Administration, or FDA, and our plans and expectations for discussions with the FDA and the outcomes from the discussions;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$265,623	$559,994
Marketable securities	900,492	405,653
Collaboration receivable	—	300,000
Prepaid expenses and other current assets	13,775	7,360
Total current assets	1,179,890	1,273,007
Property and equipment, net	106,090	84,258
Restricted cash	12,746	12,746
Operating lease right-of-use assets	117,426	102,718
Other assets	2,223	1,724
Total assets	$1,418,375	$1,474,453
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,095	$7,474
Accrued expenses and other current liabilities	35,069	28,921
Accrued sub-license fees	2,147	38,743
Derivative liabilities	16,400	42,200
Current portion of deferred revenue	139,666	86,270
Current portion of lease liability	9,512	7,540
Current portion of equipment financing liability	2,389	2,287
Total current liabilities	212,278	213,435
Long-term lease liability	163,985	134,810
Long-term equipment financing liability	1,787	3,007
Contingent consideration liabilities	31,035	31,367
Long-term portion of deferred revenue	208,824	262,303
Other liabilities	305	2,793
Total liabilities	618,214	647,715
Commitments and contingencies (See Note 7, Leases, Note 9, License agreements and Note 10, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 70,333,989 and 68,581,251 issued, and 70,312,114 and 68,389,425 outstanding at June 30, 2022 and December 31, 2021, respectively	703	684
Additional paid-in capital	1,713,086	1,594,378
Accumulated other comprehensive (loss) income	(4,190)	(50)
Accumulated deficit	(909,438)	(768,274)
Total stockholders’ equity	800,161	826,738
Total liabilities and stockholders’ equity	$1,418,375	$1,474,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
License and collaboration revenue	$16,652	$6	$25,084	$12
Operating expenses:
Research and development	74,556	45,577	139,966	235,683
General and administrative	24,062	13,403	43,309	23,676
Total operating expenses	98,618	58,980	183,275	259,359
Loss from operations	(81,966)	(58,974)	(158,191)	(259,347)
Other income (expense):
Change in fair value of derivative liabilities	12,200	(42,300)	25,800	(44,200)
Change in fair value of non-controlling equity investments	(4,124)	25,814	(11,809)	26,852
Change in fair value of contingent consideration liabilities	(120)	(741)	332	(1,046)
Interest and other income (expense), net	2,060	(52)	2,704	(72)
Total other income (expense)	10,016	(17,279)	17,027	(18,466)
Net loss	$(71,950)	$(76,253)	$(141,164)	$(277,813)
Unrealized gain (loss) on marketable securities	(1,481)	55	(4,140)	40
Comprehensive loss	$(73,431)	$(76,198)	$(145,304)	$(277,773)
Net loss per common share, basic and diluted	$(1.02)	$(1.23)	$(2.03)	$(4.54)
Weighted-average common shares outstanding, basic and diluted	70,210,227	62,210,239	69,461,207	61,215,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	57,254,178	$573	$642,633	$(9)	$(397,636)	$245,561
Issuance of common stock from private placement, net of issuance costs of $8.0 million	2,795,700	28	251,977	—	—	252,005
Issuance of common stock to acquire Guide	1,087,153	10	120,022	—	—	120,032
Vesting of restricted common stock	398,804	4	(4)	—	—	—
Stock-based compensation	—	—	4,648	—	—	4,648
Exercise of common stock options	199,284	2	1,756	—	—	1,758
Other comprehensive income (loss)	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(201,560)	(201,560)
Balance at March 31, 2021	61,735,119	$617	$1,021,032	$(24)	$(599,196)	$422,429
Issuance of common stock from At-the-Market offering, net of issuance costs of $5.5 million	1,761,285	18	157,767	—	—	157,785
Vesting of restricted common stock	200,403	2	(2)	—	—	—
Issuance of common stock for success payment liability	349,650	4	29,996	—	—	30,000
Stock-based compensation	—	—	10,452	—	—	10,452
Exercise of common stock options	406,225	4	4,079	—	—	4,083
Other comprehensive income (loss)	—	—	—	55	—	55
Net loss	—	—	—	—	(76,253)	(76,253)
Balance at June 30, 2021	64,452,682	$645	$1,223,324	$31	$(675,449)	$548,551

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	68,389,425	$684	$1,594,378	$(50)	$(768,274)	$826,738
Purchase of common stock under ESPP	28,990	—	1,412	—	—	1,412
Issuance of common stock from At-the-Market offering, net of issuance costs of $1.3 million	874,770	9	53,927	—	—	53,936
Vesting of restricted common stock	283,186	3	(3)	—	—	—
Stock-based compensation	—	—	18,035	—	—	18,035
Exercise of common stock options	176,652	2	818	—	—	820
Other comprehensive income (loss)	—	—	—	(2,659)	—	(2,659)
Net loss	—	—	—	—	(69,214)	(69,214)
Balance at March 31, 2022	69,753,023	$698	$1,668,567	$(2,709)	$(837,488)	$829,068
Issuance of common stock from At-the-Market offering, net of issuance costs of $0.6 million	374,677	4	22,296	—	—	22,300
Vesting of restricted common stock	37,118	—	—	—	—	—
Stock-based compensation	—	—	21,578	—	—	21,578
Exercise of common stock options	147,296	1	645	—	—	646
Other comprehensive income (loss)	—	—	—	(1,481)	—	(1,481)
Net loss	—	—	—	—	(71,950)	(71,950)
Balance at June 30, 2022	70,312,114	$703	$1,713,086	$(4,190)	$(909,438)	$800,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(141,164)	$(277,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,730	3,067
Amortization of investment discount (premiums)	(1,091)	(3)
In-process research and development charge	—	154,953
Stock-based compensation expense	39,613	15,100
Change in operating lease right-of-use assets	4,094	4,634
Change in fair value of derivative liabilities	(25,800)	44,200
Change in fair value of contingent consideration liabilities	(332)	1,046
Change in fair value of non-controlling equity investments	11,809	(26,852)
Other	3	63
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,957)	(3,106)
Other long-term assets	—	(197)
Accounts payable	(1,150)	382
Accrued expenses and other liabilities	(29,314)	1,647
Operating lease liabilities	12,345	11,888
Collaboration receivable	300,000	(50,000)
Deferred revenue	(84)	49,988
Other long-term liabilities	(2,488)	(102)
Net cash provided by (used in) operating activities	166,214	(71,105)
Investing activities
Purchases of property and equipment	(28,903)	(27,662)
Purchases of marketable securities	(1,020,578)	(428,246)
Maturities of marketable securities	510,880	162,525
Net cash acquired from Guide	—	620
Net cash used in investing activities	(538,601)	(292,763)
Financing activities
Proceeds from issuance of common shares, net of commissions	76,365	418,282
Proceeds from issuances of stock under ESPP	1,412	—
Payment of equity offering costs	(109)	(8,479)
Repayment of equipment financings	(1,118)	(1,046)
Proceeds from exercise of stock options	1,466	4,955
Net cash provided by financing activities	78,016	413,712

Net change in cash, cash equivalents and restricted cash	(294,371)	49,844
Cash, cash equivalents and restricted cash—beginning of period	572,740	177,011
Cash, cash equivalents and restricted cash—end of period	$278,369	$226,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$214	$307

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$8,883	$4,430
Operating lease liabilities arising from obtaining right-of-use assets	$35,627	$24,164
Fair value of common shares issued to settle success payment liability	$—	$30,000
Equity issuance costs in accounts payable and accrued expenses	$25	$—
Contingent consideration liabilities assumed in asset acquisition	$—	$36,513
Fair value of equity instruments issued in connection with asset acquisition	$—	$120,032

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

In July 2021, the Company and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, the Company may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of June 30, 2022, the Company has sold 3,248,633 additional shares of its common stock under the amended Sales Agreement at an average price of $89.06 per share for aggregate gross proceeds of $289.3 million, before deducting commissions and offering expenses payable by the Company.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $909.4 million as of June 30, 2022. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of June 30, 2022 of $1.2 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the three or six months ended June 30, 2022, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on February 28, 2022, or the 2021 Form 10-K. Since the date of those financial statements, there have been no material changes to Beam’s significant accounting policies.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$265,623	$212,015
Restricted cash	12,746	14,840
Total cash, cash equivalents, and restricted cash	$278,369	$226,855

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$58,083	$57,760
Lab equipment	37,897	29,905
Furniture and fixtures	3,723	3,679
Computer equipment	1,925	1,646
Construction in process	27,214	7,349
Total property and equipment	128,842	100,339
Less accumulated depreciation	(22,752)	(16,081)
Property and equipment, net	$106,090	$84,258

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$3,418	$1,594	$6,680	$2,967

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at June 30, 2022 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$144,466	144,466	$144,466	$—	$—
Commercial paper	116,157	116,157	—	116,157	—
Corporate notes	5,000	5,000	—	5,000	—
Marketable securities:
Commercial paper	631,206	631,206	—	631,206	—
Corporate notes	14,021	14,021	—	14,021	—
U.S. Treasury securities	246,907	246,907	—	246,907	—
Equity securities included in marketable securities:
Corporate equity securities	8,358	8,358	8,358	—	—
Total assets	$1,166,115	$1,166,115	$152,824	$1,013,291	$—

Liabilities
Success payment liability – Harvard	$8,100	$8,100	$—	$—	$8,100
Success payment liability – Broad Institute	8,300	8,300	—	—	8,300
Contingent consideration liability – Technology	24,825	24,825	—	—	24,825
Contingent consideration liability – Product	6,210	6,210	—	—	6,210
Total liabilities	$47,435	$47,435	$—	$—	$47,435

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
Equity securities included in marketable securities:
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

The Company holds an investment in Verve consisting of shares of Verve’s common stock. Prior to Verve's initial public offering in June 2021, the Company valued such investment based on the cost of the equity securities adjusted for any observable market transactions. Following Verve's initial public offering, the equity securities have a readily determinable fair value. As of June 30, 2022, the Company owned 546,970 shares of Verve's common stock valued at $8.4 million, which is included in marketable securities in the condensed consolidated balance sheet.

The following table summarizes other income (expense) incurred due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other income (expense)	$(4,124)	$25,814	$(11,809)	$26,852

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

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Fair value of common stock (per share)	$38.71	$79.69	$38.71	$79.69
Expected volatility	81%	76%	81%	76%
Expected term (years)	0.11-7.00	0.10-7.49	0.11-7.86	0.10-8.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Six Months Ended June 30, 2022
	Harvard	Broad Institute	Total
Balance at December 31, 2021	$21,000	$21,200	$42,200
Change in fair value	(12,900)	(12,900)	(25,800)
Balance at June 30, 2022	$8,100	$8,300	$16,400

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

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	Six Months Ended June 30, 2022
	Technology Milestones	Product Milestones	Total
Balance at December 31, 2021	$24,359	$7,008	$31,367
Change in fair value	466	(798)	(332)
Balance at June 30, 2022	$24,825	$6,210	$31,035

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

	Technology Milestones		Product Milestones
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Discount Rate	9.50%	7.50%	9.50%	7.50%
Probability of Achievement	10-75%	10-75%	2-15%	2-15%
Projected Year of Achievement	2022-2023	2022-2023	2024-2029	2023-2029

5. Marketable securities

The following table summarizes the Company’s marketable securities held at June 30, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$633,812	$46	$(2,652)	$631,206
Corporate notes	14,157	—	(136)	14,021
U.S. Treasury securities	248,355	43	(1,491)	246,907
Corporate equity securities	8,358	—	—	8,358
Total	$904,682	$89	$(4,279)	$900,492

The following table summarizes the Company’s marketable securities held at December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$368,778	$32	$(67)	$368,743
Corporate notes	16,758	—	(15)	16,743
Corporate equity securities	20,167	—	—	20,167
Total	$405,703	$32	$(82)	$405,653

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2022, the balance in accumulated other comprehensive (loss) income was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three or six months ended June 30, 2022 and 2021 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The contractual maturity dates of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Employee compensation and related benefits	$8,949	$11,661
Research costs	7,762	3,133
Professional fees	3,754	3,330
Process development and manufacturing costs	4,577	3,833
Other	10,027	6,964
Total	$35,069	$28,921

During the three months ended June 30, 2022, the Company accrued $3.4 million as the estimated amount required to resolve a dispute with a research institution. The amount accrued represents the Company’s best estimate, and the actual amount to be paid may differ from this amount.

7. Leases

Operating leases

The Company’s operating leases are as follows:

•
A February 2018 lease for 38,203 square feet of office and laboratory space, which commenced in March 2018 and terminates in September 2028. The lease is subject to fixed-rate rent escalations and provided for $6.1 million in tenant improvements and a term extension option, which is not reasonably certain of exercise.
•
An October 2018 lease for laboratory space as amended, which commenced in April 2019 and terminates in December 2025. The amended lease is subject to fixed-rate rent escalations and provides an option to extend the lease for two additional two-year periods through December 31, 2029, which are not reasonably certain of being exercised. Through June 30, 2022, the Company has recorded ROU assets and lease liabilities of $14.1 million and $14.0 million related to this lease.
•
An April 2019 lease for office and laboratory space that was built over the course of 2020 and 2021. Pursuant to the terms of the original lease agreement, the first phase of the lease commenced in October 2020 (rent payments for the first phase began in August 2021) and the second phase of the lease commenced in January 2021 (rent payments for the second phase began in February 2022). The lease is subject to fixed-rate rent escalations and provides for $23.4 million in tenant improvements and the option to extend the lease for two terms of five years each, which are not reasonably certain of exercise. The Company determined that it is the accounting owner of all tenant improvements. The Company maintains a security deposit of $9.7 million in the form of a letter of credit, which is included in restricted cash as of June 30, 2022 and December 31, 2021. Upon commencement of the first phase of this lease in October 2020, the Company recorded an operating lease ROU asset of $66.8 million and a lease liability of $68.8 million and upon commencement of the second phase of this lease in January 2021, the Company recorded an operating lease ROU asset of $22.0 million and a corresponding lease liability of $23.0 million. Subsequently, during the second quarter of 2021, the Company amended the rent commencement dates of the first and second phases of this lease. Pursuant to the terms of the amendment, the lease will terminate in February 2034, which is 12 years from the amended second phase rent commencement date. As a result, the Company recorded an increase in the ROU asset of $0.5 million and lease liability of $0.5 million.

•
An August 2020 lease for a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina. Construction of the manufacturing facility began in 2020 and the Company expects to begin making rent payments in the first quarter of 2023. The lease will terminate 15 years from the rent commencement date. The lease is subject to fixed-rate rent escalations and provides for $20.0 million in tenant improvements and the option to extend the lease for two terms of five years each, which were not reasonably certain of exercise as of June 30, 2022. The Company determined that it is the accounting owner of all tenant improvements under the lease. Upon executing the lease in August 2020, the Company made a security deposit of $1.5 million in the form of a letter of credit, which is included in restricted cash as of June 30, 2022 and December 31, 2021. Upon commencement of this lease in June 2022, the Company recorded an operating lease ROU asset of $13.6 million and a lease liability of $30.4 million. The variance between the ROU asset and lease liability recorded relates to $16.8 million of tenant improvement allowance completed through the lease commencement date. The $16.8 million of tenant improvement allowance is presented as an operating cash inflow and investing cash outflow within the Company’s condensed consolidated statements of cash flows. The rent payments are subject to adjustment following the determination of the total project costs of the landlord and represent in substance fixed payments that are included in the total future minimum lease payments.

The following table summarizes operating lease costs and sublease income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$4,469	$4,563	$8,855	$9,103
Variable lease costs	1,531	364	2,667	574
Short-term lease costs	38	360	270	378
Sublease income	(331)	—	(662)	—
Total	$5,707	$5,287	$11,130	$10,055

The following table summarizes the lease term and discount rate for operating leases:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	11.3	11.1
Weighted-average discount rate	7.4%	7.0%

The following table summarizes the lease costs for amounts included in the measurement of lease liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating cash flows used for operating leases	$4,945	$2,310	$9,454	$3,995
Operating lease liabilities arising from obtaining ROU assets	30,805	798	35,627	24,164

At June 30, 2022, the future minimum lease payments for the Company’s operating leases for each of the next five years and total thereafter were as follows (in thousands):

Remainder of 2022	$9,291
2023	22,629
2024	23,614
2025	24,179
2026	21,344
Thereafter	168,733
Undiscounted lease payments	269,790
Less: imputed interest	(96,293)
Total operating lease liabilities	$173,497

In August 2021, the Company executed a lease amendment to its April 2019 lease for office and laboratory space in Cambridge, Massachusetts to occupy additional space. The term of this lease will run concurrent with the term of the April 2019 lease. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $11.1 million. As the lease had not yet commenced as of June 30, 2022, the Company has not recorded an operating lease ROU asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The tabular disclosure of minimum lease payments above does not include payments due under this lease.

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of June 30, 2022, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	June 30, 2022	December 31, 2021
Harvard success payment liability	$8,100	$21,000

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Change in fair value of Harvard success payment liability	$(6,100)	$21,100	$(12,900)	$22,100

The annual maintenance fee under the Harvard License Agreement is recorded as research and development expense. Annual patent costs will be expensed as incurred. As of June 30, 2022, the Company determined that product development and regulatory approval milestones under the Harvard License Agreement were not probable and, as such, no amounts were recognized for the three and six months ended June 30, 2022. There was no expense recorded for these milestones for the three and six months ended June 30, 2021.

During the three and six months ended June 30, 2022, the Company incurred $2.1 million and $2.7 million of expense related to non-royalty sublicense fees owed to Harvard, respectively. The Company recognized expense related to non-royalty sublicense fees owed to Harvard during the three and six months ended June 30, 2021 of $1.2 million. As of June 30, 2022, the Company has accrued $2.2 million of non-royalty sublicense fees owed to Harvard.

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of June 30, 2022, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	June 30, 2022	December 31, 2021
Broad Institute success payment liability	$8,300	$21,200

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Change in fair value of Broad Institute success payment liability	$(6,100)	$21,200	$(12,900)	$22,100

The annual maintenance fee under the Broad License Agreement is recorded as research and development expense. Annual patent costs will be expensed as incurred. As of June 30, 2022, the Company determined that product development and regulatory approval milestones and royalties under the Broad License Agreement were not probable and, as such, no amounts were recognized for the three and six months ended June 30, 2022. There was no expense recorded for these milestones for the three and six months ended June 30, 2021.

The Company paid $6.1 million of non-royalty sublicense fees to Broad Institute during the six months ended June 30, 2022 related to non-royalty sublicense fee expense incurred during the second half of 2021. As of June 30, 2022, the Company has no amounts accrued for non-royalty sublicense fees due to Broad Institute.

Editas license agreement

In May 2018, the Company entered into a license agreement, or the Editas License Agreement, with Editas Medicine, Inc., or Editas. Pursuant to the Editas License Agreement, Editas granted to the Company licenses and options to acquire licenses to certain intellectual property rights owned or controlled by Editas, for specified uses.

The annual maintenance fees under the Editas License Agreement are recorded as research and development expense. Annual patent costs are expensed as incurred. In addition, the Company is required to make certain development, regulatory and commercial milestone payments to Editas upon the achievement of specified milestones. The Company recorded $0.1 million of expense related to these milestones during the six months ended June 30, 2022. As of June 30, 2021, the triggering of these milestone payments was not probable and, as such, no amounts were recognized for the six months ended June 30, 2021.

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

The Company recognizes revenue for each performance obligation as it is satisfied during the term of the agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which includes each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue is recognized using an input method based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligation. For the three and six months ended June 30, 2022, the Company recognized $14.3 million and $20.6 million of revenue related to the Pfizer Agreement, respectively. As of June 30, 2022, there is $115.7 million and $163.7 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement. There was no revenue recognized related to the Pfizer Agreement during the three or six months ended June 30, 2021.

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

As part of the collaboration, the Company was eligible to receive a total of $75.0 million in upfront and near-term milestone payments from Apellis, which was comprised of $50.0 million received upon signing and an additional $25.0 million payment to be paid on the one-year anniversary of the effective date of the Apellis Agreement, or the First Anniversary Payment. The Company received the $25.0 million First Anniversary Payment from Apellis during the three months ended June 30, 2022.

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

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. For the three and six months ended June 30, 2022, the Company recognized $2.4 million and $4.5 million of revenue related to the Apellis Agreement, respectively. As of June 30, 2022, there is $23.9 million and $44.8 million of current and long-term deferred revenue, respectively, related to the Apellis Agreement. There was no revenue recognized under the Apellis Agreement during the three and six months ended June 30, 2021.

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

The Company provided immaterial interim management and startup services to Prime Medicine through March 2021 but did not provide any such services during 2022.

As of June 30, 2022, the Company determined that future milestones and royalties under the Prime Agreement were not probable of recognition.

Verve

In April 2019, the Company entered into a collaboration and license agreement with Verve, or the Verve Agreement, to investigate gene editing strategies to modify genes associated with an increased risk of coronary diseases and in July 2022, the Company and Verve amended the Verve Agreement. Under the terms of the Verve Agreement, as amended, the Company granted Verve an exclusive license to certain base editor technology and improvements and Verve granted Beam a non-exclusive license under certain know-how and patents controlled by Verve, an interest in joint collaboration technology and a non-exclusive license under certain delivery technology.

As of June 30, 2022, the Company determined that milestones and royalties under the Verve Agreement were not probable of recognition.

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

In July 2021, the Company and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, the Company may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of June 30, 2022, the Company has sold 3,248,633 additional shares of its common stock under the amended Sales Agreement at an average price of $89.06 per share for aggregate gross proceeds of $289.3 million, before deducting commissions and offering expenses payable by the Company.

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

The maximum number of shares of the Company’s common stock that may be issued under the 2019 Plan was initially 3,700,000 shares, or the Share Pool, plus the number of shares of the Company’s common stock underlying awards under the 2017 Plan, not to exceed 5,639,818 shares, that become available again for grant under the 2017 Plan in accordance with its terms. The Share Pool will automatically increase on January 1st of each year from 2021 to 2029 by the lesser of (i) 4.0% of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares determined by the Company’s board of directors on or prior to such date for such year.

As of June 30, 2022, the Company had 11,042,522 shares reserved including 2,034,728 shares available for future issuance pursuant to the 2019 Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$13,428	$6,340	24,722	9,495
General and administrative	8,150	4,112	14,891	5,605
Total stock-based compensation expense	$21,578	$10,452	$39,613	$15,100

Stock options

The following table provides a summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2021	6,034,192	$32.40
Granted	1,755,100	63.17
Exercised	(323,948)	4.53
Forfeitures	(76,351)	54.09
Outstanding at June 30, 2022	7,388,993	40.71
Exercisable as of June 30, 2022	3,005,484	20.80

The weighted-average grant date fair value per share of options granted in the six months ended June 30, 2022 was $42.26. As of June 30, 2022, there was $151.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2021	1,126,206	$74.32
Issued	862,325	54.04
Vested	(320,304)	46.03
Forfeited	(27,551)	79.90
Unvested as of June 30, 2022	1,640,676	$69.08

At June 30, 2022, there was approximately $103.7 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.4 years.

2019 employee stock purchase plan

In February 2020, the Company’s board of directors adopted the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s stockholders. Pursuant to the ESPP, certain employees of the Company, excluding consultants and non-employee directors, are eligible to purchase common stock of the Company at a reduced rate during offering periods. The ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to a calendar year limit of $25,000 and at a purchase price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the applicable purchase date, which will be the final trading day of the applicable purchase period. The ESPP has two annual purchase periods extending from October to March and April to September.

The Company issued 28,990 shares under the ESPP during the three and six months ended June 30, 2022. There were no shares issued under the ESPP during the six months ended June 30, 2021. As of June 30, 2022, the Company had 1,706,282 shares available for issuance under the ESPP.

Stock-based compensation for the ESPP for the three and six months ended June 30, 2022 was $0.5 million and $0.8 million, respectively. There was no stock-based compensation expense recorded under the ESPP for the three and six months ended June 30, 2021.

13. Net loss per share

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

	As of June 30,
	2022	2021
Unvested restricted stock	1,640,676	1,290,661
Outstanding options to purchase common stock	7,388,993	5,934,744
ESPP	46,712	—
Total	9,076,381	7,225,405

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(71,950)	$(76,253)	$(141,164)	$(277,813)
Denominator:
Weighted average common shares outstanding, basic and diluted	70,210,227	62,210,239	69,461,207	61,215,705
Net loss per common share, basic and diluted	$(1.02)	$(1.23)	$(2.03)	$(4.54)

14. Income taxes

During the three and six months ended June 30, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

15. Related party transactions

Founders

The Company made payments of $0.2 million to its three founder shareholders for scientific consulting and other expenses for each of the six months ended June 30, 2022 and 2021.

Verve

The Company and Verve are parties to a collaboration and license agreement and have a common board member.

Prior to Verve’s initial public offering in June 2021, the Company owned both common and preferred shares of Verve and valued such investment based on the cost of the equity securities adjusted for any observable market transactions. Following Verve’s initial public offering, and the conversion of the preferred stock to common stock and a stock split, the equity securities have a readily determinable fair value and the Company owned 546,970 shares of Verve's common stock, the value of which is included in marketable securities in the condensed consolidated balance sheet. The Company recorded the investment at fair value as of June 30, 2022, which resulted in the recognition of other expense totaling $4.1 million and $11.8 million for the three and six months ended June 30, 2022, respectively. The Company recorded other income of $25.8 million and $26.9 million for the three and six months ended June 30, 2021, respectively related to the changes in fair value of Verve's common stock. The fair value of this investment as of June 30, 2022 is $8.4 million.

The Company purchased certain materials from Verve amounting to $0.2 million, which are recorded as research and development expenses within the accompanying condensed consolidated statements of operations and other comprehensive loss, six months ended June 30, 2021. The Company did not purchase any materials from Verve during the six months ended June 30, 2022.

In October 2021, the Company entered into an agreement pursuant to which Verve subleased 12,000 square feet of the Company’s existing office and laboratory space for a term of one year which began in December 2021. Verve is expected to pay approximately $1.4 million in rental payments over the term of the sublease, as well as its proportionate costs for the landlord’s operating expense, insurance, property taxes, and utilities. The Company recorded $0.3 million and $0.6 million of sublease income related to this sublease within the accompanying consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2022, respectively.

Prime Medicine

The Company and Prime Medicine are parties to the Prime Agreement and have a common founder and a common board member.

Additionally, in September 2019, in connection with the Prime Agreement, the Company executed a letter agreement, as amended, to provide certain interim management and startup services to Prime Medicine through March 2021. Prime Medicine was obligated to reimburse the Company’s out-of-pocket costs incurred in connection with performing these services and, beginning in October 2020 and ending in March 2021, paid the Company a $30.0 thousand monthly service fee. There were no interim management and startup services provided to Prime Medicine during the three and six months ended June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve important risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part II, Item 1A. and elsewhere in this Quarterly Report on Form 10-Q, and in the “Risk Factors Summary” and Part I “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the 2021 Form 10-K.

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

BEAM-101: Recreating naturally-occurring protective mutations to activate fetal hemoglobin

BEAM-101 is an investigational, patient-specific, autologous hematopoietic cell therapy which is designed to incorporate ex vivo base edits that mimic single nucleotide polymorphisms seen in individuals with hereditary persistence of fetal hemoglobin, or HPFH, to potentially alleviate the effects of mutations causing sickle cell disease or beta thalassemia. Our Investigational New Drug, or IND, application for BEAM-101 for the treatment of sickle cell disease has been cleared by the U.S. Food and Drug Administration, or FDA, and we are preparing to initiate a Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON-101 trial. The BEACON-101 trial is expected to include an initial “sentinel” cohort of three patients, treated one at a time to confirm successful engraftment, followed by dosing in up to a total of 45 patients. The clinical trial is designed to initially include patients between ages 18 and 35 with sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and HSC transplant with BEAM-101, patients will be assessed for safety and tolerability, with safety endpoints including the proportion of patients with successful neutrophil engraftment by day 42. Patients will also be assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, hemoglobin F levels, and quality of life and ability to function. We have begun site selection and the institutional review board approval processes for the BEACON-101 trial and plan to enroll the first subject in the second half of 2022.

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

Wave 2: Improved Conditioning

In parallel with Wave 1 development, we also aim to improve the transplant conditioning regimen for sickle cell disease patients undergoing HSC transplantation, or HSCT, reducing toxicity challenges associated with HSCT standard of care. Conditioning is a critical component necessary to prepare a patient’s body to receive the ex vivo edited cells that must engraft in the patient’s bone marrow in order to be effective. Today’s conditioning regimens rely on nonspecific chemotherapy or radiation, which are associated with significant toxicities. We are collaborating with Magenta Therapeutics, Inc., or Magenta, to evaluate the potential utility of MGTA-117, Magenta’s novel antibody drug conjugate, in combination with BEAM-101 and BEAM-102, as well as other base editing programs in hematology. MGTA-117 is designed to spare immune cells and precisely target hematopoietic stem and progenitor cells, or HSPCs, and has demonstrated high selectivity, potent efficacy, wide safety margins and broad tolerability in non-human primate, or NHP, models. We are also conducting our own research into novel conditioning strategies. In June 2022, we presented preclinical research highlighting our internal efforts to develop improved transplant conditioning regimens for patients with sickle cell disease undergoing HSCT. We leveraged our base editing capabilities to develop a potentially non-genotoxic approach that combines antibody-based conditioning with multiplex gene edited hematopoietic stem cells called ESCAPE, or Engineered Stem Cell Antibody Paired Evasion. These improved conditioning regimens could potentially be paired with BEAM-101 and BEAM-102, as well as other base editing programs in hematology.

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

Ex vivo T cell therapies

The starting material for our multiplex-edited allogeneic CAR-T cell products is white blood cells from a healthy donor, which are collected using a standard blood bank procedure known as leukapheresis. Using a single electroporation, we introduce the base editor as mRNA, and the guides encoding the target sequences. The edited cells are subsequently transduced with a lentivirus expressing the CAR. Once the T cells have been engineered, they are expanded and frozen. After the patient is lymphodepleted, the multiplex-edited, allogeneic cell product is infused.

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

The initial indications that we plan to target with our chimeric antigen receptor T-cell, or CAR-T, product candidates are relapsed, refractory T-cell acute lymphoblastic leukemia /T cell lymphoblastic lymphoma, or T-ALL/T-LL, a severe disease affecting children and adults, and Acute Myeloid Leukemia, or AML. We believe that our approach has the potential to produce higher response rates and deeper remissions than existing approaches. Our proof-of-concept preclinical studies have demonstrated the ability of base editors to efficiently modify up to eight genomic loci simultaneously in primary human T cells with efficiencies ranging from 85-95% as measured by flow cytometry of target protein knockdown. Importantly, these results were achieved without the generation of observed chromosomal rearrangements, as evaluated by sensitive methods such as UDiTaSTM or G-banded Karyotyping and with no observed loss of cell viability from editing. The proof-of-concept preclinical studies have also demonstrated robust T cell killing of target tumor cells both in vitro and in vivo

BEAM-201: Universal CD7-targeting CAR-T cells

BEAM-201 is a development candidate comprised of T cells derived from healthy donors that are simultaneously edited at TRAC, CD7, CD52 and PDCD1 and then transduced with a lentivirus encoding for an anti-CD7 CAR that is designed to create allogeneic CD7 targeting CAR-T cells, resistant to both fratricide and immunosuppression. To our knowledge, BEAM-201 is the first investigational cell therapy featuring four simultaneous edits. At the end of June 2022, we submitted an IND to the FDA for BEAM-201 for the treatment of relapsed, refractory T-ALL/T-LL and potentially other CD7+ malignancies. On July 29, 2022, we were informed via e-mail communication from the FDA that the BEAM-201 IND was placed on clinical hold. The FDA indicated they will provide an official clinical hold letter to us within 30 days. We plan to provide additional updates pending discussion with the FDA.

After Beam-201, we are focused on identifying the collection of multiplex base edits required to make cells fully allogeneic, with internal and external data suggesting a higher number of edits will be required to meet this goal. As a result, we do not expect to nominate a second CAR-T development candidate in 2022 and anticipate providing further updates in 2023.

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

We are currently using LNP formulations to advance our programs for genetic liver diseases, including Glycogen Storage Disease Type Ia, or GSDIa, also known as Von Gierke disease, and Alpha-1 Antitrypsin Deficiency, or Alpha-1, and chronic hepatitis B infection. In December 2021, we nominated BEAM-301, a liver-targeting LNP formulation of base editing reagents designed to correct the R83C mutation, the most common disease-causing mutation of GSDIa, as our first in vivo development candidate. We anticipate initiating IND-enabling studies for BEAM-301 in the second half of this year and nominating a second liver-targeted development candidate in 2022.

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

In May 2022, an abstract announcing new preclinical data presented at the American Society of Gene and Cell Therapy (ASGCT) Annual Meeting was published. The data, which build on previously released preclinical results, demonstrated that in a GSDIa mouse model, treated mice, which otherwise have poor survival outcomes if left untreated, grew normally to at least 35 weeks following administration of BEAM-301, with survival ongoing in the study. Notably, as low as single digit percentage base-editing rates were sufficient to restore physiologically relevant levels of hepatic G6Pase activity, normalize serum metabolites and, most importantly, prevent hypoglycemia during a twenty-four hour fast in treated mice. In addition, preliminary assessments of observed off-target editing have suggested a favorable profile of BEAM-301.

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

In May 2022, an abstract presented at ASGCT detailed our efforts to optimize both the ABE and the guide RNA used to correct the disease-causing PiZ mutation, with improvements over the original reagents leading to a greater than two-fold increase in observed editing potency and potentially therapeutically relevant increases in circulating alpha-1 antitrypsin in mice treated at doses that are expected to be clinically relevant (<1mg/kg). Further, similar results were observed in adult mice dosed at greater than 37 weeks, a treatment context more similar to what might be encountered in a clinical setting.

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

In August 2020, we entered into a lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot current cGMP compliant manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $69.0 million. The tabular disclosure of minimum lease payments above under Note 7, Leases, includes payments due under this lease beginning in 2023. We anticipate that the facility will be operational in the first quarter of 2023. The project is facilitated, in part, by a Job Development Investment Grant approved by the North Carolina Economic Investment Committee, which authorizes potential reimbursements based on new tax revenues generated through the project. The facility is designed to support manufacturing for our ex vivo cell therapy programs in hematology and oncology and in vivo non-viral delivery programs for liver diseases, with flexibility to support manufacturing of our viral delivery programs, and ultimately, scale-up to support potential commercial supply.

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

Verve Therapeutics

In April 2019, we entered into a collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, a company focused on gene editing for cardiovascular disease treatments, and in July 2022, we and Verve amended the Verve Agreement. This collaboration allows us to more fully realize the potential of base editing in treating cardiovascular disease, a disease area outside of our core focus and where Verve has significant expertise. Under the terms of the Verve Agreement, as amended, we granted Verve exclusive worldwide licenses under certain of our editing technologies for human therapeutic applications against a total of three liver-mediated, cardiovascular disease targets, including use of our base editing technology for each of these targets and use of certain of our gene editing technology for two of such targets. In exchange, we received shares of Verve common stock. Additionally, we are eligible to receive milestone payments for certain clinical and regulatory events for licensed products, and we retain the option, after the final dosing of the final patient in a Phase 1 clinical trial of a licensed product, to participate in future development and commercialization, and share 35% of worldwide profits and losses, for any licensed product directed against one of these targets, and share 50% of U.S. profits and losses, for any licensed product directed against the other two targets.

In January 2021, Verve announced it had selected VERVE-101 as its lead product to be developed initially for the treatment of heterozygous familial hypercholesterolemia, or HeFH, a potentially fatal genetic heart disease. Individuals with HeFH have a genetic mutation causing high LDL-C levels in the blood. Over time, high LDL-C builds up in the heart’s arteries, resulting in reduced blood flow or blockage, and ultimately heart attack or stroke. Inactivation of the proprotein convertase subtilisin/kexin type 9, or PCSK9, gene has been shown to up-regulate LDL receptor expression, which leads to lower LDL-C levels. By making a single A-to-G change in the DNA genetic sequence of PCSK9, VERVE-101 aims to inactivate the target gene. In January 2021, Verve also reported preclinical proof-of-concept data in NHPs that demonstrated the successful use of ABEs to turn off PCSK9.

In July 2022, Verve announced that the first patient had been dosed with VERVE-101 in New Zealand as part of its global Phase 1b clinical trial evaluating VERVE-101 as a treatment for patients with HeFH. Verve also announced, in July 2022, that it anticipates obtaining regulatory clearances for a clinical trial application in the United Kingdom and an investigational new drug application in the United States in the second half of 2022.

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

While the COVID-19 pandemic did not significantly impact our business or results of operations during the three or six months ended June 30, 2022, the length and extent of the pandemic, its consequences, and containment efforts will determine its future impact on our operations and financial condition.

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

We are an early-stage company, and all of our programs are at a preclinical or early clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the six months ended June 30, 2022 and 2021, were $141.2 million, and $277.8 million, respectively. As of June 30, 2022, we had an accumulated deficit of $909.4 million. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; build and operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors, including the LNP technology we acquired through our acquisition of Guide; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the six months ended June 30, 2022 and 2021, we recognized $25.1 million and $12.0 thousand of license and collaboration revenue, respectively.

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
•
Change in fair value of contingent consideration liabilities consists of remeasurement gains or losses associated with changes in the technology and product contingent consideration liabilities related to the acquisition of Guide.
•
Interest and other income (expense), consists primarily of interest income as well as interest expense related to our equipment financings.

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
License and collaboration revenue	$16,652	$6	$16,646
Operating expenses:
Research and development	74,556	45,577	28,979
General and administrative	24,062	13,403	10,659
Total operating expenses	98,618	58,980	39,638
Loss from operations	(81,966)	(58,974)	(22,992)
Other income (expense):
Change in fair value of derivative liabilities	12,200	(42,300)	54,500
Change in fair value of non-controlling equity investments	(4,124)	25,814	(29,938)
Change in fair value of contingent consideration liabilities	(120)	(741)	621
Interest and other income (expense), net	2,060	(52)	2,112
Total other income (expense)	10,016	(17,279)	27,295
Net loss	$(71,950)	$(76,253)	$4,303

License and collaboration revenue

License and collaboration revenue was $16.7 million and $6.0 thousand for the three months ended June 30, 2022 and 2021, respectively. License and collaboration revenue represents revenue recorded under the Pfizer, Apellis, and Verve Agreements.

Research and development expenses

Research and development expenses were $74.6 million and $45.6 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $29.0 million was primarily due to the following:

•
An increase of $12.4 million in personnel-related costs and $2.5 million in facility-related costs, including depreciation and costs associated with moving into our newly constructed office and laboratory space during the second half of 2021. These increases were due to the growth in the number of research and development employees from 218 at June 30, 2021 to 394 at June 30, 2022, their related activities, and the expense allocated to research and development related to our leased facilities.
•
An increase of $7.1 million in stock-based compensation from additional equity awards due to the increase in the number of research and development employees, the issuance of annual equity awards to existing employees, as well as an increase in the value of our common stock during 2021;
•
An increase of $2.5 million in lab supplies due to the movement of our lead programs into IND-enabling activities and continued investment in platform and discovery efforts;
•
An increase of $1.7 million in outsourced services, driven by process development spend and IND-enabling materials for BEAM-102, assay development and qualification for mRNA and gRNA for BEAM-101 and BEAM-201, toxicology studies related to BEAM-201 and initial clinical start-up activities for BEAM-101;
•
An increase of $1.8 million in other expenses, primarily related to an increase in research and development specific software costs; and
•
An increase of $1.0 million in license expenses due primarily to non-royalty sublicense fees owed to Harvard related to the Apellis Agreement.

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

General and administrative expenses

General and administrative expenses were $24.1 million and $13.4 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $10.7 million was primarily due to the following:

•
An increase of $4.0 million in stock-based compensation from additional equity awards due to the growth in the number of general and administrative employees from 48 employees as of June 30, 2021 to 82 employees as of June 30, 2022, the issuance of annual equity awards to existing employees, as well as an increase in the value of our common stock during 2021;
•
An increase of $3.4 million representing the estimated amount required to resolve a dispute with a research institution;
•
An increase of $2.6 million in personnel related costs due to an increase in general and administrative employees and the expense allocated to general and administrative expenses related to our leased facilities; and
•
An increase of $0.8 million in legal costs primarily due to legal fees incurred in connection with business development activities.

Change in fair value of derivative liabilities

During the three months ended June 30, 2022, we recorded $12.2 million of other income related to the change in fair value of success payment liabilities due to a decrease in the price of our common stock over the same period. During the three months ended June 30, 2021, we recorded $42.3 million of other expense due to an increase in the price of our common stock over the same period. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of June 30, 2022 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the three months ended June 30, 2022 and 2021, we recorded $4.1 million of other expense and $25.8 million of other income, respectively, as a result of changes in the fair value of our investment in Verve’s common stock.

Change in contingent consideration liabilities

During the three months ended June 30, 2022 and 2021, we recorded $0.1 million and $0.7 million of other expense, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities. These changes are a result of an update in project timelines and the expected probability of achievement of the milestones.

Interest and other income (expense), net

Interest and other income (expense), net was $2.1 million of net income for the three months ended June 30, 2022 as compared to $52.0 thousand of net expense for the three months ended June 30, 2021. The change was primarily due to increases in interest income driven by increased market rates and growth of our portfolio.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
License and collaboration revenue	$25,084	$12	$25,072
Operating expenses:
Research and development	139,966	235,683	(95,717)
General and administrative	43,309	23,676	19,633
Total operating expenses	183,275	259,359	(76,084)
Loss from operations	(158,191)	(259,347)	101,156
Other income (expense):
Change in fair value of derivative liabilities	25,800	(44,200)	70,000
Change in fair value of non-controlling equity investments	(11,809)	26,852	(38,661)
Change in fair value of contingent consideration liabilities	332	(1,046)	1,378
Interest and other income (expense), net	2,704	(72)	2,776
Total other income (expense)	17,027	(18,466)	35,493
Net loss	$(141,164)	$(277,813)	$136,649

License and collaboration revenue

License and collaboration revenue was $25.1 million and $12.0 thousand for the six months ended June 30, 2022 and 2021, respectively. License and collaboration revenue represents revenue recorded under the Pfizer, Apellis, and Verve Agreements.

Research and development expenses

Research and development expenses were $140.0 million and $235.7 million for the six months ended June 30, 2022 and 2021, respectively. The decrease of $95.7 million was primarily due to the following:

•
A decrease of $155.0 million related to the write-off of in-process research and development asset acquired from Guide during the six months ended June 30, 2021 as it was determined to be of no alternative future use;
•
An increase of $23.2 million in personnel-related costs and $5.5 million in facility-related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 218 at June 30, 2021 to 394 at June 30, 2022, their related activities, as well as the expense allocated to research and development related to our leased facilities;
•
An increase of $15.2 million in stock-based compensation from additional stock option awards due to the increase in the number of research and development employees, the issuance of annual equity awards to existing employees, as well as an increase in the value of our common stock during 2021;
•
An increase of $7.1 million in lab supplies due to the movement of our lead programs into IND-enabling activities and continued investment in platform and discovery efforts;
•
An increase of $3.4 million in other expenses, primarily related to an increase in research and development specific software costs;
•
An increase of $3.2 million in outsourced services, driven by process development spend and IND-enabling materials for BEAM-102, assay development and qualification for mRNA and gRNA for BEAM-101 and BEAM-201, toxicology studies related to BEAM-201 and initial clinical start-up activities for BEAM-101; and
•
An increase of $1.6 million in license expenses due primarily to non-royalty sublicense fees owed to Harvard related to the Apellis Agreement.

General and administrative expenses

General and administrative expenses were $43.3 million and $23.7 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $19.6 million was primarily due to the following:

•
An increase of $9.3 million in stock-based compensation due from additional equity awards due to the increase in the number of general and administrative employees from 48 employees as of June 30, 2021 to 82 employees as of June 30, 2022, the issuance of annual equity awards to existing employees, as well as an increase in the value of our common stock during 2021;
•
An increase of $6.0 million in personnel related costs and $0.2 million in facility-related costs, including depreciation, due to an increase in general and administrative employees, as well as the expense allocated to general and administrative expenses related to our leased facilities;
•
An increase of $3.4 million representing the estimated amount required to resolve a dispute with a research institution;
•
An increase of $1.1 million in legal costs primarily due to legal fees incurred in connection with business development activities;
•
An increase of $0.3 million in insurance costs due to higher premiums attributable to the Company's directors and officers insurance policy; and
•
A decrease of $0.7 million of other expenses primarily due to a decrease in information technology costs allocated to general and administrative functions.

Change in fair value of derivative liabilities

During the six months ended June 30, 2022, we recorded $25.8 million of other income related to the change in fair value of success payment liabilities due to the change in the price of our common stock over the same period. During the six months ended June 30, 2021, we recorded $44.2 million of other expense due to the change in the price of our common stock over the same period. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of June 30, 2022 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the six months ended June 30, 2022 and 2021, we recorded $11.8 million of other expense and $26.9 million of other income, respectively, as a result of changes in the fair value of our investment in Verve’s common stock.

Change in contingent consideration liabilities

During the six months ended June 30, 2022 and 2021, we recorded $0.3 million of other income and $1.0 million of other expense, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities. These changes are a result of an update in project timelines and the expected probability of achievement of the milestones.

Interest and other income (expense), net

Interest and other income (expense), net was $2.7 million of net income for the six months ended June 30, 2022 as compared to $0.1 million of net expense for the six months ended June 30, 2021. The increase was primarily due to increases in interest income driven by increased market rates and growth of our portfolio.

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

In June 2021, we entered into the Apellis Agreement, which is focused on the use of certain of our base editing technology to discover new treatments for complement system-driven diseases. Pursuant to the Apellis Agreement, we received an upfront payment of $50.0 million in July 2021 and were eligible to receive an additional $25.0 million payment on the one-year anniversary of the effective date of the Apellis Agreement, or the First Anniversary Payment. In June 2022, we received the $25.0 million First Anniversary Payment.

In July 2021, we and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, we may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of June 30, 2022, we have sold 3,248,633 additional shares of our common stock under the amended Sales Agreement at an average price of $89.06 per share for aggregate gross proceeds of $289.3 million, before deducting commissions and offering expenses payable by us.

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

As of June 30, 2022, we had $1.2 billion in cash, cash equivalents, and marketable securities.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$166,214	$(71,105)
Net cash used in investing activities	(538,601)	(292,763)
Net cash provided by financing activities	78,016	413,712
Net change in cash, cash equivalents and restricted cash	$(294,371)	$49,844

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2022 was $166.2 million, consisting primarily of the collection of collaboration receivables of $300.0 million related to the Pfizer Agreement, and an increase operating lease liabilities totaling $12.3 million, as well as noncash items consisting primarily of stock-based compensation expense of $39.6 million, a decrease in the fair value of a non-controlling equity investment of $11.8 million, depreciation and amortization expense of $6.7 million, and a change in operating lease ROU assets of $4.1 million. These sources of cash were partially offset by our net loss of $141.2 million, decreases in accrued expenses and other liabilities of $29.3 million, an increase in prepaid expenses and other current assets of $7.0 million, a decrease in other long-term liabilities of $2.5 million and accounts payable of $1.2 million, and a decrease in deferred revenue of $0.1 million net of the $25.0 million First Anniversary Payment collected from Apellis during the three months ended June 30, 2022, and noncash items including decreases in the fair value of derivative liabilities of $25.8 million as well as amortization of investment premiums of $1.1 million, and a decrease in the fair value of contingent consideration liabilities of $0.3 million.

Net cash used in operating activities for the six months ended June 30, 2021 was $71.1 million, consisting primarily of our net loss of $277.8 million, an increase in the fair value of a non-controlling equity investment of $26.9 million and an increase in prepaid expenses and other current assets of $3.1 million. These uses of cash were offset by an increase in operating lease liabilities of $11.9 million and an increase in accounts payable and accrued expenses of $2.0 million, as well as noncash charges consisting primarily of in-process research and development expense of $155.0 million, an increase in the fair value of derivative liabilities of $44.2 million, stock-based compensation expense of $15.1 million, a change in operating lease ROU assets of $4.6 million, depreciation and amortization expense of $3.1 million, and change in fair value of contingent consideration liabilities of $1.0 million.

Investing activities

For the six months ended June 30, 2022, cash used in investing activities was primarily the net maturities of marketable securities of $509.7 million, and purchases of property and equipment of $28.9 million.

For the six months ended June 30, 2021, cash used in investing activities was primarily the net purchases of marketable securities of $265.7 million, and purchases of property and equipment of $27.7 million. We also received $0.6 million in net cash from our acquisition of Guide, after the payment of acquisition costs.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 consisted primarily of proceeds from equity offerings of $76.4 million, $1.5 million of proceeds from the exercise of stock options, and $1.4 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, offset in part by repayments of equipment financing liabilities of $1.1 million and equity offering costs of $0.1 million.

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

We expect that our cash, cash equivalents and marketable securities at June 30, 2022 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of these financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Contractual obligations

We enter into contracts in the normal course of business with contract research organizations and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in our calculations of contractual obligations and commitments. We lease certain assets under noncancelable operating and finance leases, which expire through 2038. The leases relate primarily to office space and laboratory space in addition to equipment. Aggregate future minimum commitments under these office and laboratory leases and equipment leases are $269.8 million and $3.9 million, respectively, as of June 30, 2022, excluding any related common area maintenance charges or real estate taxes. During June 2022, our lease agreement with Alexandria Real Estate Equities, Inc. for the 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina that has been built over the course of 2020 to 2022 commenced. The initial estimate of minimum amount of undiscounted lease payments due under this lease is $69.0 million, which is expected to be paid over a lease term of 15 years beginning in the first quarter of 2023. These payments are included in the tabular disclosure of minimum lease payments in Note 7, Leases. During the six months ended June 30, 2022, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $1.2 billion, which consisted of cash, money market funds, commercial paper, corporate notes and a corporate equity security. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We or our licensors may be subject to similar interferences in the future with the same risks as described above. For example, on December 14, 2020, the PTAB declared an interference (U.S. Interference No. 106,126) between 14 U.S. patents and two U.S. patent applications (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,889,418; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; and 9,840,713, and U.S. Serial Nos. 14/704,551 and 15/330,876) that are co-owned by the Boston Licensing Parties, which we have an option to under the Editas License Agreement, and one U.S. patent application (U.S. Serial No. 14/685,510) that is owned by Toolgen, Inc, or Toolgen. In the declared interference, the Boston Licensing Parties have been designated as the junior party and Toolgen has been designated as the senior party. In March 2021, the PTAB issued an order on preliminary motions, granting, in part, and denying, in part, certain motions proposed by the Boston Licensing Parties and Toolgen. An oral hearing in the priority phase of U.S. Interference No. 106,126 has been scheduled for August 12, 2022. Although the hearing typically precedes a decision by the PTAB, we cannot predict with any certainty when a decision will be made. The 14 U.S. patents and two U.S. patent applications co-owned by the Boston Licensing Parties involved in U.S. Interference No. 106,126 generally relate to CRISPR/Cas9 systems or eukaryotic cells comprising CRISPR/Cas9 systems having fused or covalently linked RNA and the use thereof in eukaryotic cells.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. The extensive patent filings related to CRISPR and Cas make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our base editing platform technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our base editing platform technology and product candidates. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, or the University of California Portfolio, which contains multiple patents and pending applications directed to gene editing. The University of California portfolio includes, for example, U.S. Patent Nos. 10,266,850; 10,227,611; 10,000,772; 10,113,167; 10,301,651; 10,308,961; 10,337,029; 10,351,878; 10,407,697; 10,358,659; 10,358,658; 10,385,360; 10,400,253; 10,421,980; 10,415,061; 10,428,352; 10,443,076; 10,487,341; 10,513,712; 10,519,467; 10,526,619; 10,533,190; 10,550,407; 10,563,227; 10,570,419; 10,577,631; 10,597,680; 10,612,045; 10,626,419; 10,640,791; 10,669,560; 10,676,759; 10,752,920; 10,774,344; 10,793,878; 10,900,054; 10,982,230; 10,982,231; 10,988,780; 10,988,782; 11,001,863; 11,008,589; 11,008,590; 11,028,412; 11,186,849; 11,242,543; 11,274,318; 11,293,034;11,332,761; 11,401,532, which are expected to expire around March 2033, excluding any additional term for patent term adjustment, or PTA, or patent term extension, or PTE, and any disclaimed term for terminal disclaimers. The University of California portfolio also includes numerous additional pending patent applications. If these patent applications issue as patents, they are expected to expire around March 2033, excluding any PTA, PTE, and any disclaimed term for terminal disclaimers. As discussed above, certain applications in the University of California Portfolio are currently subject to U.S. Interference No. 106,115 with certain U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties to which we have an option under the Editas License Agreement. Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain members of the University of California Portfolio are being opposed in Europe by multiple parties. For example, the EPO Opposition Division has initiated opposition proceedings against European Patent Nos. EP2,800,811 B1, and EP3,241,902 B1and EP3401400 B1, which are estimated to expire in March 2033 (excluding any patent term adjustments or extensions).

The opposition procedure before the EPO allows one or more third parties to challenge the validity of a granted European patent within nine months after grant date of the European patent. Opposition proceedings may involve issues including, but not limited to, priority, patentability of the claims involved, and procedural formalities related to the filing of the patent application. As a result of the opposition proceedings, the Opposition Division can revoke a patent, maintain the patent as granted, or maintain the patent in an amended form. Most of the claims of European patent EP 2,800,811 B1 were maintained without amendment by the Opposition Division, but this decision is being appealed. In April 2021, the claims of European patent EP3,241,902 B1 were revoked in their entirety, and that decision is not being appealed. In February 2022, the claims of European patent EP3,401,400 B1 were maintained in amended form by the Opposition Division, and this decision is being appealed. If these patents are maintained by the Opposition Division with claims similar to those that are currently opposed, our ability to commercialize our product candidates may be adversely affected if we do not obtain a license to these patents. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Third parties have asserted and may in the future assert that we, our employees, consultants, or advisors have wrongfully used or disclosed confidential information or misappropriated trade secrets.

As is common in the biotechnology and pharmaceutical industries, we employ individuals that are currently or were previously employed at universities, research institutions or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. In addition, we regularly enter into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as research institutions, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners and other third parties in order to evaluate technology for potential development. Although we try to ensure that we and our employees, consultants, and advisors do not use the proprietary information or know-how of others, we have received and may in the future be subject to claims that we or these individuals have inadvertently or otherwise wrongfully used or disclosed intellectual property, including trade secrets or other proprietary information, of third parties, including any such individual’s current or former employer. Also, we have in the past and may in the future be subject to claims that these individuals are violating non-compete agreements with their former employers. We may then have to pursue litigation to defend against any of these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities, and we may not have sufficient financial or other resources to adequately conduct this type of litigation or proceedings. For example, some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources. In any case, uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

For example, we recently received correspondence from a research institution regarding a confidentiality agreement between such institution and us. The confidentiality agreement related to certain technology that we evaluated for development in connection with certain of our programs. The correspondence alleges that we breached the terms of the confidentiality agreement, misappropriated trade secret information of such institution, engaged in unfair and deceptive trade practices, and were unjustly enriched. While we believe that the allegations are without merit and we intend to vigorously defend against the claims, we cannot predict whether we could reach a settlement relating to such claims or whether we would prevail in any litigation or action related to such claims. Moreover, any litigation related to such claims may result in negative publicity, regardless of its outcome, and may subject us to significant liability for monetary damages and have a material adverse effect on our business, financial position, and results of operations.

Item 6. Exhibits.

If Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Amended and Restated Bylaws of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAM THERAPEUTICS INC.

Date: August 9, 2022	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

Date: August 9, 2022	By:	/s/ Terry-Ann Burrell
Terry-Ann Burrell
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)