Form 10-Q
period 2022-09-30
Beam Therapeutics Inc.
filed 2022-11-07
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of registrant’s common stock outstanding as of October 31, 2022 was 70,468,961.

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
•
our expectations regarding the initiation, timing, progress and results of our research and development programs and preclinical studies;
•
our expectations regarding the initiation, timing, progress and results of our clinical trials, including our expectation that we will enroll the first patient in our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial, in 2022;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$156,511	$559,994
Marketable securities	938,043	405,653
Collaboration receivable	—	300,000
Prepaid expenses and other current assets	14,358	7,360
Total current assets	1,108,912	1,273,007
Property and equipment, net	111,180	84,258
Restricted cash	12,750	12,746
Operating lease right-of-use assets	115,534	102,718
Other assets	1,874	1,724
Total assets	$1,350,250	$1,474,453
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,024	$7,474
Accrued expenses and other current liabilities	38,600	28,921
Accrued sub-license fees	—	38,743
Derivative liabilities	21,300	42,200
Current portion of deferred revenue	159,902	86,270
Current portion of lease liability	9,823	7,540
Current portion of equipment financing liability	2,210	2,287
Total current liabilities	238,859	213,435
Long-term lease liability	165,075	134,810
Long-term equipment financing liability	1,388	3,007
Contingent consideration liabilities	31,910	31,367
Long-term portion of deferred revenue	198,288	262,303
Other liabilities	253	2,793
Total liabilities	635,773	647,715
Commitments and contingencies (See Note 7, Leases, Note 10, License agreements and Note 11, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 70,468,614 and 68,581,251 issued, and 70,457,676 and 68,389,425 outstanding at September 30, 2022 and December 31, 2021, respectively	705	684
Additional paid-in capital	1,737,459	1,594,378
Accumulated other comprehensive (loss) income	(4,674)	(50)
Accumulated deficit	(1,019,013)	(768,274)
Total stockholders’ equity	714,477	826,738
Total liabilities and stockholders’ equity	$1,350,250	$1,474,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
License and collaboration revenue	$15,799	$763	$40,883	$775
Operating expenses:
Research and development	85,287	54,623	225,253	290,306
General and administrative	21,815	15,774	65,124	39,450
Total operating expenses	107,102	70,397	290,377	329,756
Loss from operations	(91,303)	(69,634)	(249,494)	(328,981)
Other income (expense):
Change in fair value of derivative liabilities	(4,900)	35,800	20,900	(8,400)
Change in fair value of non-controlling equity investments	10,431	(4,892)	(1,378)	21,960
Change in fair value of contingent consideration liabilities	(875)	10,599	(543)	9,553
Interest and other income (expense), net	4,982	9	7,686	(63)
Total other income (expense)	9,638	41,516	26,665	23,050
Net loss before income taxes	(81,665)	(28,118)	(222,829)	(305,931)
Provision for income taxes	(2,410)	—	(2,410)	—
Loss from equity method investment	(25,500)	—	(25,500)	—
Net loss	$(109,575)	$(28,118)	$(250,739)	$(305,931)
Unrealized gain (loss) on marketable securities	(484)	(12)	(4,624)	28
Comprehensive loss	$(110,059)	$(28,130)	$(255,363)	$(305,903)
Net loss per common share, basic and diluted	$(1.56)	$(0.42)	$(3.59)	$(4.86)
Weighted-average common shares outstanding, basic and diluted	70,343,196	66,377,611	69,758,434	62,960,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	57,254,178	$573	$642,633	$(9)	$(397,636)	$245,561
Issuance of common stock from private placement, net of issuance costs of $8.0 million	2,795,700	28	251,977	—	—	252,005
Issuance of common stock to acquire Guide	1,087,153	10	120,022	—	—	120,032
Vesting of restricted common stock	398,804	4	(4)	—	—	—
Stock-based compensation	—	—	4,648	—	—	4,648
Exercise of common stock options	199,284	2	1,756	—	—	1,758
Other comprehensive income (loss)	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(201,560)	(201,560)
Balance at March 31, 2021	61,735,119	$617	$1,021,032	$(24)	$(599,196)	$422,429
Issuance of common stock from At-the-Market offering, net of issuance costs of $5.5 million	1,761,285	18	157,767	—	—	157,785
Vesting of restricted common stock	200,403	2	(2)	—	—	—
Issuance of common stock for success payment liability	349,650	4	29,996	—	—	30,000
Stock-based compensation	—	—	10,452	—	—	10,452
Exercise of common stock options	406,225	4	4,079	—	—	4,083
Other comprehensive income (loss)	—	—	—	55	—	55
Net loss	—	—	—	—	(76,253)	(76,253)
Balance at June 30, 2021	64,452,682	$645	$1,223,324	$31	$(675,449)	$548,551
Issuance of common stock from At-the-Market offering, net of issuance costs of $8.6 million	2,912,557	$29	$318,580	—	—	318,609
Vesting of restricted common stock	200,402	2	(2)	—	—	—
Stock-based compensation	—	—	12,968	—	—	12,968
Exercise of common stock options	168,843	1	1,815	—	—	1,816
Other comprehensive income (loss)	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(28,118)	(28,118)
Balance at September 30, 2021	67,734,484	$677	$1,556,685	$19	$(703,567)	$853,814

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	68,389,425	$684	$1,594,378	$(50)	$(768,274)	$826,738
Purchase of common stock under ESPP	28,990	—	1,412	—	—	1,412
Issuance of common stock from At-the-Market offering, net of issuance costs of $1.3 million	874,770	9	53,927	—	—	53,936
Vesting of restricted common stock	283,186	3	(3)	—	—	—
Stock-based compensation	—	—	18,035	—	—	18,035
Exercise of common stock options	176,652	2	818	—	—	820
Other comprehensive income (loss)	—	—	—	(2,659)	—	(2,659)
Net loss	—	—	—	—	(69,214)	(69,214)
Balance at March 31, 2022	69,753,023	$698	$1,668,567	$(2,709)	$(837,488)	$829,068
Issuance of common stock from At-the-Market offering, net of issuance costs of $0.6 million	374,677	4	22,296	—	—	22,300
Vesting of restricted common stock	37,118	—	—	—	—	—
Stock-based compensation	—	—	21,578	—	—	21,578
Exercise of common stock options	147,296	1	645	—	—	646
Other comprehensive income (loss)	—	—	—	(1,481)	—	(1,481)
Net loss	—	—	—	—	(71,950)	(71,950)
Balance at June 30, 2022	70,312,114	$703	$1,713,086	$(4,190)	$(909,438)	$800,161
Purchase of common stock under ESPP	41,083	—	1,664	—	—	1,664
Vesting of restricted common stock	58,983	1	(1)	—	—	—
Stock-based compensation	—	—	22,209	—	—	22,209
Exercise of common stock options	45,496	1	501	—	—	502
Other comprehensive income (loss)	—	—	—	(484)	—	(484)
Net loss	—	—	—	—	(109,575)	(109,575)
Balance at September 30, 2022	70,457,676	$705	$1,737,459	$(4,674)	$(1,019,013)	$714,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(250,739)	$(305,931)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from equity method investment	25,500	—
Depreciation and amortization	10,203	4,817
Amortization of investment discount (premiums)	(4,308)	(28)
In-process research and development charge	—	154,953
Stock-based compensation expense	61,822	28,068
Change in operating lease right-of-use assets	6,237	6,781
Change in fair value of derivative liabilities	(20,900)	8,400
Change in fair value of contingent consideration liabilities	543	(9,553)
Change in fair value of non-controlling equity investments	1,378	(21,960)
Other	3	63
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,192)	733
Other long-term assets	—	(197)
Accounts payable	(527)	(1,341)
Accrued expenses and other liabilities	(25,376)	2,818
Operating lease liabilities	13,496	15,208
Collaboration receivable	300,000	—
Deferred revenue	(15,883)	49,224
Other long-term liabilities	(2,539)	(153)
Net cash provided by (used in) operating activities	91,718	(68,098)
Investing activities
Purchases of property and equipment	(40,690)	(33,442)
Purchases of marketable securities	(1,378,609)	(606,746)
Maturities of marketable securities	844,524	422,920
Net cash acquired from Guide	—	620
Net cash used in investing activities	(574,775)	(216,648)
Financing activities
Proceeds from issuance of common shares, net of commissions	76,365	737,205
Proceeds from issuances of stock under ESPP	3,076	—
Payment of equity offering costs	(134)	(8,688)
Repayment of equipment financings	(1,697)	(1,576)
Proceeds from exercise of stock options	1,968	7,657
Net cash provided by financing activities	79,578	734,598

Net change in cash, cash equivalents and restricted cash	(403,479)	449,852
Cash, cash equivalents and restricted cash—beginning of period	572,740	177,011
Cash, cash equivalents and restricted cash—end of period	$169,261	$626,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$300	$443

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$5,658	$7,515
Operating lease liabilities arising from obtaining right-of-use assets	$35,877	$24,164
Non-cash contribution of intellectual property to Orbital Therapeutics, Inc.	$25,500	$—
Fair value of common shares issued to settle success payment liability	$—	$30,000
Equity issuance costs in accounts payable and accrued expenses	$—	$118
Contingent consideration liabilities assumed in asset acquisition	$—	$36,513
Fair value of equity instruments issued in connection with asset acquisition	$—	$120,032

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

In July 2021, the Company and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, the Company may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of September 30, 2022, the Company has sold 3,248,633 additional shares of its common stock under the amended Sales Agreement at an average price of $89.06 per share for aggregate gross proceeds of $289.3 million, before deducting commissions and offering expenses payable by the Company.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.0 billion as of September 30, 2022. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of September 30, 2022 of $1.1 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the three or nine months ended September 30, 2022, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on February 28, 2022, or the 2021 Form 10-K. Since the date of those financial statements, there have been no material changes to Beam’s significant accounting policies except with respect to equity method accounting as described below.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$156,511	$612,023
Restricted cash	12,750	14,840
Total cash, cash equivalents, and restricted cash	$169,261	$626,863

Equity method of accounting

In circumstances where the Company has the ability to exercise significant influence, but not control, over the operating and financial policies of an entity in which the Company has an investment in common stock or in-substance common stock, the Company utilizes the equity method of accounting for recording related investment activity. In assessing whether the Company exercises significant influence, the Company considers the nature and magnitude of the investment, participating rights the Company holds, and relevant factors such as the presence of a collaborative or other business relationship.

Under the equity method of accounting, the Company’s investments are initially recorded at cost on the consolidated balance sheets. Upon recording an equity method investment, the Company evaluates whether there are basis differences between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. Typically, the Company amortizes basis differences identified on a straight-line basis over the underlying asset’s or liability's estimated useful lives when calculating the attributable earnings or losses, excluding the basis differences attributable to in-process research and development, or IPR&D, that has no alternative future use. To the extent a basis difference relates to IPR&D and the investee is not a business as defined in ASC 805, the Company immediately expenses such basis difference related to IPR&D. If the Company is unable to attribute all of the basis difference to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is considered to be Equity Method Goodwill and is recognized within the equity investment balance, which is tracked separately within the Company’s memo accounts. The Company subsequently records in the consolidated statements of operations and comprehensive loss its share of income or loss of the other entity within the loss from equity method investment line item. If the share of losses exceeds the carrying value of the Company’s investment, the Company will suspend recognizing additional losses and will continue to do so unless it commits to providing additional funding.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired and considers qualitative and quantitative factors including the investee’s financial metrics, product and commercial outlook and cash usage. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period and the investment is written down to fair value.

At September 30, 2022, the Company accounted for its investment in Orbital Therapeutics, Inc., or Orbital, under the equity method of accounting. Refer to Note 8 for further details.

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$58,151	$57,760
Lab equipment	40,531	29,905
Furniture and fixtures	3,738	3,679
Computer equipment	1,925	1,646
Construction in process	33,061	7,349
Total property and equipment	137,406	100,339
Less accumulated depreciation	(26,226)	(16,081)
Property and equipment, net	$111,180	$84,258

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$3,473	$1,675	$10,153	$4,642

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at September 30, 2022 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$124,096	124,096	$124,096	$—	$—
Commercial paper	32,415	32,415	—	32,415	—
Marketable securities:
Commercial paper	621,335	621,335	—	621,335	—
Corporate notes	18,921	18,921	—	18,921	—
U.S. Treasury securities	224,320	224,320	—	224,320	—
U.S Government securities	54,679	54,679	—	54,679	—
Equity securities included in marketable securities:
Corporate equity securities	18,788	18,788	18,788	—	—
Total assets	$1,094,554	$1,094,554	$142,884	$951,670	$—

Liabilities
Success payment liability – Harvard	$10,500	$10,500	$—	$—	$10,500
Success payment liability – Broad Institute	10,800	10,800	—	—	10,800
Contingent consideration liability – Technology	25,835	25,835	—	—	25,835
Contingent consideration liability – Product	6,075	6,075	—	—	6,075
Total liabilities	$53,210	$53,210	$—	$—	$53,210

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

The Company holds an investment in Verve consisting of shares of Verve’s common stock. Prior to Verve's initial public offering in June 2021, the Company valued such investment based on the cost of the equity securities adjusted for any observable market transactions. Following Verve's initial public offering, the equity securities have a readily determinable fair value. As of September 30, 2022, the Company owned 546,970 shares of Verve's common stock valued at $18.8 million, which is included in marketable securities in the condensed consolidated balance sheet.

The following table summarizes other income (expense) incurred due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other income (expense)	$10,431	$(4,892)	$(1,378)	$21,960

Pursuant to ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s condensed consolidated statements of operations.

Success payment liabilities – As discussed further in Note 10, License agreements, the Company is required to make payments to Harvard and Broad Institute based upon the achievement of specified multiples of the initial weighted average value of the Company’s Series A Preferred Stock or, subsequent to the Company’s initial public offering, or IPO, the market value of the Company's common stock, at specified valuation dates. The Company’s liability for the share-based success payments under the Harvard and Broad License Agreements is carried at fair value. To determine the estimated fair value of the success payment liability, the Company uses a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables.

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Fair value of common stock (per share)	$47.64	$79.69	$47.64	$79.69
Expected volatility	82%	76%	82%	76%
Expected term (years)	0.09-6.75	0.10-7.49	0.09-7.61	0.10-8.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Nine Months Ended September 30, 2022
	Harvard	Broad Institute	Total
Balance at December 31, 2021	$21,000	$21,200	$42,200
Change in fair value	(10,500)	(10,400)	(20,900)
Balance at September 30, 2022	$10,500	$10,800	$21,300

Contingent consideration liabilities – As discussed further in Note 9, Guide acquisition, under the Guide Merger Agreement, Guide’s former stockholders and optionholders are eligible to receive up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in the Company’s common stock valued using the volume-weighted average price of the Company’s stock over the ten-day trading period ending two trading days prior to the date on which the applicable milestone is achieved. As these milestones are payable in the Company’s common stock, the milestone payments result in liability classification under ASC 480, Distinguishing Liabilities from Equity. These contingent consideration liabilities are carried at fair value which was estimated by applying a probability-based model, which utilized inputs based on timing of achievement that were unobservable in the market. These contingent consideration liabilities are classified within Level 3 of the fair value hierarchy.

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	Nine Months Ended September 30, 2022
	Technology Milestones	Product Milestones	Total
Balance at December 31, 2021	$24,359	$7,008	$31,367
Change in fair value	1,476	(933)	543
Balance at September 30, 2022	$25,835	$6,075	$31,910

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

	Technology Milestones		Product Milestones
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Discount Rate	10.50%	7.50%	10.50%	7.50%
Probability of Achievement	10-90%	10-75%	2-15%	2-15%
Projected Year of Achievement	2022-2024	2022-2023	2024-2029	2023-2029

5. Marketable securities

The following table summarizes the Company’s marketable securities held at September 30, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$623,804	$2	$(2,471)	$621,335
Corporate notes	19,093	—	(172)	18,921
U.S. Treasury securities	226,112	—	(1,792)	224,320
U.S. Government securities	54,920	—	(241)	54,679
Corporate equity securities	18,788	—	—	18,788
Total	$942,717	$2	$(4,676)	$938,043

The following table summarizes the Company’s marketable securities held at December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$368,778	$32	$(67)	$368,743
Corporate notes	16,758	—	(15)	16,743
Corporate equity securities	20,167	—	—	20,167
Total	$405,703	$32	$(82)	$405,653

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2022, the balance in accumulated other comprehensive (loss) income was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three or nine months ended September 30, 2022 and 2021 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The contractual maturity dates of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Employee compensation and related benefits	$12,004	$11,661
Research costs	5,363	3,133
Professional fees	3,543	3,330
Process development and manufacturing costs	4,601	3,833
Other	13,089	6,964
Total	$38,600	$28,921

The Company recently received correspondence from a research institution regarding a confidentiality agreement between such institution and the Company. The confidentiality agreement related to certain technology that the Company evaluated for development in connection with certain of its programs. The correspondence alleges that the Company breached the terms of the confidentiality agreement, misappropriated trade secret and other confidential information of such institution, engaged in unfair and deceptive trade practices, and was unjustly enriched in connection with developing its therapeutics, including BEAM-102 and the Company’s Alpha-1 Antitrypsin Deficiency therapeutic candidate (which the Company now refers to as BEAM-302). The research institution claims that it is entitled to monetary damages (including damages for the apportioned value of the Company and enhanced damages for an alleged willful violation) and certain ongoing royalty and/or milestone payments related to the technology that is the subject of the alleged breaches of contract, among other possible remedies.

As of September 30, 2022, the Company has accrued a $3.4 million liability equal to an amount the Company offered to resolve the dispute. The settlement proposal was rejected by the research institution. No complaint has been filed, and the Company continues to discuss the matter with the research institution. Although it may do so, the Company has not determined to make a further offer and believes that it is unable at this time to provide any estimate of a reasonably possible loss in excess of the amount offered. The ultimate resolution of this matter could result in an outcome that is materially different from the amount accrued as of September 30, 2022.

7. Leases

Operating leases

The Company’s operating leases are as follows:

•
A February 2018 lease for 38,203 square feet of office and laboratory space, which commenced in March 2018 and terminates in September 2028. The lease is subject to fixed-rate rent escalations and provided for $6.1 million in tenant improvements and a term extension option, which is not reasonably certain of exercise.
•
An October 2018 lease for laboratory space as amended, which commenced in April 2019 and terminates in December 2025. The amended lease is subject to fixed-rate rent escalations and provides an option to extend the lease for two additional two-year periods through December 31, 2029, which are not reasonably certain of being exercised. Through September 30, 2022, the Company has recorded ROU assets and lease liabilities of $14.1 million and $14.0 million related to this lease.

•
An April 2019 lease for office and laboratory space that was built over the course of 2020 and 2021. Pursuant to the terms of the original lease agreement, the first phase of the lease commenced in October 2020 (rent payments for the first phase began in August 2021) and the second phase of the lease commenced in January 2021 (rent payments for the second phase began in February 2022). The lease is subject to fixed-rate rent escalations and provides for $23.4 million in tenant improvements and the option to extend the lease for two terms of five years each, which are not reasonably certain of exercise. The Company determined that it is the accounting owner of all tenant improvements. The Company maintains a security deposit of $9.7 million in the form of a letter of credit, which is included in restricted cash as of September 30, 2022 and December 31, 2021. Upon commencement of the first phase of this lease in October 2020, the Company recorded an operating lease ROU asset of $66.8 million and a lease liability of $68.8 million and upon commencement of the second phase of this lease in January 2021, the Company recorded an operating lease ROU asset of $22.0 million and a corresponding lease liability of $23.0 million. Subsequently, during the second quarter of 2021, the Company amended the rent commencement dates of the first and second phases of this lease. Pursuant to the terms of the amendment, the lease will terminate in February 2034, which is 12 years from the amended second phase rent commencement date. As a result, the Company recorded an increase in the ROU asset of $0.5 million and lease liability of $0.5 million.
•
An August 2020 lease for a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina. Construction of the manufacturing facility began in 2020 and the Company expects to begin making rent payments in the first quarter of 2023. The lease will terminate 15 years from the rent commencement date. The lease is subject to fixed-rate rent escalations and provides for $20.0 million in tenant improvements and the option to extend the lease for two terms of five years each, which were not reasonably certain of exercise as of September 30, 2022. The Company determined that it is the accounting owner of all tenant improvements under the lease. Upon executing the lease in August 2020, the Company made a security deposit of $1.5 million in the form of a letter of credit, which is included in restricted cash as of September 30, 2022 and December 31, 2021. Upon commencement of this lease in June 2022, the Company recorded an operating lease ROU asset of $13.6 million and a lease liability of $30.4 million. The variance between the ROU asset and lease liability recorded relates to $16.8 million of tenant improvement allowance completed through the lease commencement date. The $16.8 million of tenant improvement allowance is presented as an operating cash inflow and investing cash outflow within the Company’s condensed consolidated statements of cash flows. The rent payments are subject to adjustment following the determination of the total project costs of the landlord and represent in substance fixed payments that are included in the total future minimum lease payments.

The following table summarizes operating lease costs and sublease income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$5,306	$4,557	$14,161	$13,660
Variable lease costs	643	588	3,310	1,162
Short-term lease costs	38	383	308	761
Sublease income	(331)	—	(993)	—
Total	$5,656	$5,528	$16,786	$15,583

The following table summarizes the lease term and discount rate for operating leases:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	11.2	11.1
Weighted-average discount rate	7.5%	7.0%

The following table summarizes the lease costs for amounts included in the measurement of lease liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating cash flows used for operating leases	$4,603	$3,058	$14,057	$7,053
Operating lease liabilities arising from obtaining ROU assets	250	—	35,877	24,164

At September 30, 2022, the future minimum lease payments for the Company’s operating leases for each of the next five years and total thereafter were as follows (in thousands):

Remainder of 2022	$4,687
2023	22,629
2024	23,614
2025	24,179
2026	21,344
Thereafter	168,733
Undiscounted lease payments	265,186
Less: imputed interest	(90,288)
Total operating lease liabilities	$174,898

In August 2021, the Company executed a lease amendment to its April 2019 lease for office and laboratory space in Cambridge, Massachusetts to occupy additional space. The term of this lease will run concurrent with the term of the April 2019 lease. The initial estimate of the minimum amount of undiscounted lease payments due under this lease is $11.1 million. As the lease had not yet commenced as of September 30, 2022, the Company has not recorded an operating lease ROU asset or lease liability for this lease in the accompanying condensed consolidated balance sheets. The tabular disclosure of minimum lease payments above does not include payments due under this lease.

8. Equity method investment

Orbital

In September 2022, the Company entered into a License and Research Collaboration Agreement, or the Orbital Agreement, with Orbital Therapeutics, Inc., or Orbital, a newly formed entity, focused on advancing non-viral delivery and RNA technologies (See Note 11). In exchange for contributing exclusive and non-exclusive licenses and certain services, the Company received a 31.5% fully diluted equity interest in Orbital at the time of closing pursuant to a Common Stock Issuance Agreement, or the Orbital Issuance Agreement, as well as certain exclusive and non-exclusive licenses from Orbital. As of the closing date Beam held 97.0% of the outstanding common stock of Orbital. Additionally, certain members of the Company's executive team are providing interim management services to Orbital under separate agreements between Orbital and the executives. Orbital is not compensating the Company for the interim management services.

The Company has significant influence over, but does not control, Orbital through its noncontrolling representation on Orbital’s board of directors and the Company’s equity interest in Orbital. The Company determined that Orbital is a variable interest entity because it does not have sufficient equity at risk to finance its operations without additional subordinated financial support. The Company is not the primary beneficiary as it does not have the power to direct activities that most significantly impact Orbital’s economic performance. Accordingly, the Company does not consolidate the financial statements of Orbital and accounts for its investment using the equity method of accounting.

As of the closing date, the fair value of the Company’s investment in Orbital was $25.5 million, which represents the fair value of the common stock received under the Orbital Issuance Agreement (See Note 11). The fair value of the Orbital common stock was determined by management with the assistance of a third-party valuation specialist. In determining the fair value of the Company’s investment, the valuation specialist used an option pricing model backsolve approach based on Orbital's most recent funding of preferred stock. The valuation requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are level 3 inputs, include the anticipated holding period to an exit and liquidity event, the volatility of market participants (68%) and the discount for lack of marketability (43%). After its initial investment, the Company will adjust the carrying value of its investment in Orbital by its proportionate share of Orbital’s net loss based on the Company’s share, of Orbital’s outstanding common stock and in-substance common stock.

At the date of the investment, a basis difference was identified as the carrying value of the Company’s investment in Orbital exceeded the Company’s proportionate share of the underlying net assets in Orbital. The Company concluded that the basis difference was primarily attributable to Orbital’s IPR&D assets. As Orbital did not meet the definition of a business due to substantially all of the estimated fair value of the gross assets being concentrated in the group of similar IPR&D assets, the basis difference attributable to the IPR&D with no alternative future use was immediately expensed as of the date of the investment. The Company’s proportionate share of the basis difference exceeded its carrying value of the equity method investment in Orbital and the equity investment balance was reduced to zero. There is no commitment for the Company to provide financial support to Orbital, and therefore the carrying value of the equity method investment will not be reduced below zero. For the three and nine months ended September 30, 2022, the Company recognized a loss from its equity method investment of $25.5 million in association with the basis difference charge in the Company’s condensed consolidated statements of operations.

The maximum exposure to loss is limited to the Company’s equity investment in Orbital, which has a carrying value of zero at September 30, 2022. To date the Company has not received any dividends from Orbital.

9. Guide acquisition

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

10. License agreements

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of September 30, 2022, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	September 30, 2022	December 31, 2021
Harvard success payment liability	$10,500	$21,000

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Change in fair value of Harvard success payment liability	$2,400	$(17,900)	$(10,500)	$4,200

The annual maintenance fee under the Harvard License Agreement is recorded as research and development expense. Annual patent costs will be expensed as incurred. As of September 30, 2022, the Company determined that product development and regulatory approval milestones under the Harvard License Agreement were not probable and, as such, no amounts were recognized for the three and nine months ended September 30, 2022 or 2021.

During the nine months ended September 30, 2022, the Company incurred $2.7 million of expense related to non-royalty sublicense fees owed to Harvard. There was no expense recognized related to non-royalty sublicense fees owed to Harvard during the three months ended September 30, 2022. Additionally, during the nine months ended September 30, 2022, the Company paid $35.3 million of non-royalty sublicense fees to Harvard related to non-royalty sublicense fee expense incurred during the second half of 2021 and the first half of 2022. The Company recognized expense related to non-royalty sublicense fees owed to Harvard during the three and nine months ended September 30, 2021 of $1.6 million and $2.7 million, respectively.

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of September 30, 2022, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	September 30, 2022	December 31, 2021
Broad Institute success payment liability	$10,800	$21,200

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Change in fair value of Broad Institute success payment liability	$2,500	$(17,900)	$(10,400)	$4,200

The annual maintenance fee under the Broad License Agreement is recorded as research and development expense. Annual patent costs will be expensed as incurred. As of September 30, 2022, the Company determined that product development and regulatory approval milestones and royalties under the Broad License Agreement were not probable and, as such, no amounts were recognized for the three and nine months ended September 30, 2022. There was no expense recorded for these milestones for the three and nine months ended September 30, 2022 or 2021.

The Company paid $6.1 million of non-royalty sublicense fees to Broad Institute during the nine months ended September 30, 2022 related to non-royalty sublicense fee expense incurred during the second half of 2021. As of September 30, 2022, the Company has no amounts accrued for non-royalty sublicense fees due to Broad Institute. The Company recorded no expense related to non-royalty sublicense fees owed to the Broad Institute during the three and nine months ended September 30, 2022 or 2021.

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

11. Collaboration and license agreements

Orbital

In September 2022, the Company entered into the Orbital Agreement and the Orbital Issuance Agreement with Orbital. Under the terms of the Orbital Agreement, the Company will collaborate with Orbital to advance nonviral delivery and RNA technology by providing Orbital with certain proprietary materials, a non-exclusive research license to certain RNA technology and nonviral delivery technology controlled by the Company, and by performing research and development support services as outlined in a research plan. The Company also granted Orbital an exploitation license to certain RNA technology and nonviral delivery technology controlled by the Company. The exploitation license is exclusive in the fields of vaccines and certain protein therapeutics and nonexclusive in all other fields other than gene editing and conditioning. The collaboration is managed on an overall basis by a Joint Steering Committee, or JSC, comprised of an equal number of representatives from the Company and Orbital.

In exchange for the licenses and services provided by the Company under the Orbital Agreement, the Company received a non-exclusive research license to certain RNA technology and nonviral delivery technology controlled by Orbital, and research and development support services as outlined in a research plan. Orbital also granted Beam an exploitation license to certain RNA technology and nonviral delivery technology controlled by Orbital. The exploitation license is exclusive in the fields of gene editing and conditioning and nonexclusive in all other fields other than vaccines and certain protein therapeutics. The Company also received 75 million shares of Orbital’s common stock at closing, which represents a 31.5% fully diluted equity interest in Orbital. The Company accounts for its investment in Orbital under the equity method of accounting. Refer to Note 8 for further details.

The research plan has a term of three years and can be extended for unspecified periods upon mutual agreement between the Company and Orbital. The exploitation licenses are exclusive for an initial research term of three years, which may be extended for up to two successive one-year periods by mutual agreement between the Company and Orbital. Either party may terminate the licenses granted to it under the Orbital Agreement for convenience on a product-by-product basis at any time by providing 90 days’ prior written notice.

The Company accounts for the Orbital Agreement under ASC 606, Revenue from Contracts with Customers, or ASC 606, as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract.

The overall transaction price as of the inception of the contract was determined to be $25.5 million, which represents the fair value of the Company’s equity interest in Orbital’s common stock at inception. See Note 8 for the determination of the fair value of the Company’s investment. There is no variable consideration included in the transaction price at inception.

The Company concluded that the research and exploitation licenses are not distinct from the other promises in the Orbital Agreement, and as such the Company has determined that the licenses combined with the research and development services, know-how transfers, committee participation and materials transfer represent a performance obligation. The Company plans to recognize revenue for the performance obligation over time as it is satisfied during the term of the agreement. As no activities under the Orbital Agreement had commenced as of September 30, 2022, the entire $25.5 million is recorded as deferred revenue and no revenue was recognized during the three and nine months ended September 30, 2022. Based on the current estimated timelines, the deferred revenue is expected to be recognized as revenue over approximately three years from September 30, 2022. As of September 30, 2022, there was $8.5 million and $17.0 million of current and long-term deferred revenue, respectively, related to the Orbital Agreement.

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

The Company accounts for the Pfizer Agreement under ASC 606 as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract.

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

The Company recognizes revenue for each performance obligation as it is satisfied during the term of the agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which includes each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue is recognized using an input method based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligation. For the three and nine months ended September 30, 2022, the Company recognized $12.8 million and $33.4 million of revenue related to the Pfizer Agreement, respectively. As of September 30, 2022, there was $123.6 million and $143.0 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement. There was no revenue recognized related to the Pfizer Agreement during the three or nine months ended September 30, 2021.

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

As part of the collaboration, the Company was eligible to receive a total of $75.0 million in upfront and near-term milestone payments from Apellis, which was comprised of $50.0 million received upon signing and an additional $25.0 million payment to be paid on the one-year anniversary of the effective date of the Apellis Agreement, or the First Anniversary Payment. The Company received the $25.0 million First Anniversary Payment from Apellis during the nine months ended September 30, 2022.

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

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. For the three and nine months ended September 30, 2022, the Company recognized $3.0 million and $7.5 million of revenue related to the Apellis Agreement, respectively. As of September 30, 2022, there is $27.8 million and $37.9 million of current and long-term deferred revenue, respectively, related to the Apellis Agreement. For the three and nine months ended September 30, 2021, the Company recognized $0.8 million of revenue related to the Apellis Agreement.

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

As of September 30, 2022, the Company determined that future milestones and royalties under the Prime Agreement were not probable of recognition.

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

As of September 30, 2022, the Company determined that milestones and royalties under the Verve Agreement were not probable of recognition.

12. Common stock

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

In July 2021, the Company and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, the Company may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of September 30, 2022, the Company has sold 3,248,633 additional shares of its common stock under the amended Sales Agreement at an average price of $89.06 per share for aggregate gross proceeds of $289.3 million, before deducting commissions and offering expenses payable by the Company.

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

As of September 30, 2022, the Company had 10,947,167 shares reserved including 1,703,263 shares available for future issuance pursuant to the 2019 Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$13,859	$7,554	38,581	17,049
General and administrative	8,350	5,414	23,241	11,019
Total stock-based compensation expense	$22,209	$12,968	$61,822	$28,068

Stock options

The following table provides a summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2021	6,034,192	$32.40
Granted	2,051,846	62.32
Exercised	(369,444)	5.33
Forfeitures	(109,531)	55.89
Outstanding at September 30, 2022	7,607,063	41.45
Exercisable as of September 30, 2022	3,421,139	24.52

The weighted-average grant date fair value per share of options granted in the nine months ended September 30, 2022 was $41.84. As of September 30, 2022, there was $148.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2021	1,126,206	$74.32
Issued	937,725	53.52
Vested	(379,287)	51.00
Forfeited	(36,865)	75.65
Unvested as of September 30, 2022	1,647,779	$67.82

At September 30, 2022, there was approximately $98.3 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.2 years.

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

The Company issued 41,083 and 70,073 shares under the ESPP during the three and nine months ended September 30, 2022, respectively. There were no shares issued under the ESPP during the nine months ended September 30, 2021. As of September 30, 2022, the Company had 1,665,199 shares available for issuance under the ESPP.

Stock-based compensation recognized under the ESPP for the three and nine months ended September 30, 2022 was $0.2 million and $1.1 million, respectively. There was no stock-based compensation expense recorded under the ESPP for the three and nine months ended September 30, 2021.

14. Net loss per share

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

	As of September 30,
	2022	2021
Unvested restricted stock	1,647,779	1,286,834
Outstanding options to purchase common stock	7,607,063	6,139,250
Total	9,254,842	7,426,084

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(109,575)	$(28,118)	$(250,739)	$(305,931)
Denominator:
Weighted average common shares outstanding, basic and diluted	70,343,196	66,377,611	69,758,434	62,960,219
Net loss per common share, basic and diluted	$(1.56)	$(0.42)	$(3.59)	$(4.86)

15. Income taxes

During the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $2.4 million. During the three and nine months ended September 30, 2021, the Company did not record a tax provision. The income tax provision for the period ended September 30, 2022 is primarily attributable to the recognition of revenue for tax purposes under the collaboration agreements with Apellis and Pfizer, which was deferred in 2021 for tax purposes. In addition, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended.

Utilization of the net operating loss, or NOL, and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code due to ownership change limitations that have occurred previously, or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has completed a Section 382 study as of December 31, 2021. As of December 31, 2021 the Company had $374.4 million of federal net operating losses available, subject to an 80% limitation.

The Company evaluates the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2022 and that the Company has historically generated pretax losses. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of June 30, 2022, the Company continued to maintain a full valuation allowance against its deferred tax assets, except to the extent NOLs have been used to reduce taxable income.

16. Related party transactions

Orbital

As described in Note 8, the Company has significant influence over, but does not control, Orbital through its noncontrolling representation on Orbital's board of directors and the Company’s equity interest in Orbital. The Company and Orbital are also parties to a collaboration and license agreement and have multiple common board members. The Company has a 31.5% equity interest in Orbital as of September 30, 2022.

Verve

The Company and Verve are parties to a collaboration and license agreement and had a common board member through the first half of 2022.

Prior to Verve’s initial public offering in June 2021, the Company owned both common and preferred shares of Verve and valued such investment based on the cost of the equity securities adjusted for any observable market transactions. Following Verve’s initial public offering, and the conversion of the preferred stock to common stock and a stock split, the equity securities have a readily determinable fair value and the Company owned 546,970 shares of Verve's common stock, the value of which is included in marketable securities in the condensed consolidated balance sheet. The Company recorded the investment at fair value as of September 30, 2022, which resulted in the recognition of other income of $10.4 million and other expense of $1.4 million for the three and nine months ended September 30, 2022, respectively. The Company recorded other expense of $4.9 million and other income of $22.0 million for the three and nine months ended September 30, 2021, respectively related to the changes in fair value of Verve's common stock. The fair value of this investment as of September 30, 2022 is $18.8 million.

The Company purchased certain materials from Verve amounting to $0.4 million, which are recorded as research and development expenses within the accompanying condensed consolidated statements of operations and other comprehensive loss, for the three and nine months ended September 30, 2022. The Company purchased $0.2 million of materials from Verve during the nine months ended September 30, 2021.

In October 2021, the Company entered into an agreement pursuant to which Verve subleased 12,000 square feet of the Company’s existing office and laboratory space for a term of one year which began in December 2021. Verve is expected to pay approximately $1.4 million in rental payments over the term of the sublease, as well as its proportionate costs for the landlord’s operating expense, insurance, property taxes, and utilities. The Company recorded $0.3 million and $1.0 million of sublease income related to this sublease within the accompanying consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2022, respectively.

Prime Medicine

The Company and Prime Medicine are parties to the Prime Agreement and have a common founder and had a common board member through the first half of 2022.

Additionally, in September 2019, in connection with the Prime Agreement, the Company executed a letter agreement, as amended, to provide certain interim management and startup services to Prime Medicine through March 2021. Prime Medicine was obligated to reimburse the Company’s out-of-pocket costs incurred in connection with performing these services and, beginning in October 2020 and ending in March 2021, paid the Company a $30.0 thousand monthly service fee. There were no interim management and startup services provided to Prime Medicine during the three and nine months ended September 30, 2022.

Founders

The Company made payments of $0.1 million and $0.3 million to its three founder shareholders for scientific consulting and other expenses for each of the three and nine months ended September 30, 2022 and 2021.

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

The elegance of the base editing approach combined with a tissue specific delivery modality provides the basis for a targeted, efficient, precise, and highly versatile gene editing system, capable of gene correction, gene modification, gene silencing or gene activation, and/or multiplex editing of several genes simultaneously. We are currently advancing a broad, diversified portfolio of base editing programs against distinct editing targets, utilizing the full range of our development capabilities.

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

BEAM-101: Recreating naturally-occurring protective mutations to activate fetal hemoglobin

BEAM-101 is an investigational, patient-specific, autologous hematopoietic cell therapy which is designed to incorporate ex vivo base edits that mimic single nucleotide polymorphisms seen in individuals with hereditary persistence of fetal hemoglobin, or HPFH, to potentially alleviate the effects of mutations causing sickle cell disease or beta thalassemia. Our Investigational New Drug, or IND, application for BEAM-101 for the treatment of sickle cell disease has been cleared by the U.S. Food and Drug Administration, or FDA, and we are preparing to initiate a Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial. The BEACON trial is expected to include an initial “sentinel” cohort of three patients, treated one at a time to confirm successful engraftment, followed by dosing in up to a total of 45 patients. The clinical trial is designed to initially include patients between ages 18 and 35 with sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and HSC transplant with BEAM-101, patients will be assessed for safety and tolerability, with safety endpoints including the proportion of patients with successful neutrophil engraftment by day 42. Patients will also be assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, hemoglobin F levels, and quality of life and ability to function. We have activated multiple U.S. clinical trial sites and are recruiting patients for the BEACON trial. We expect to enroll the first subject in the BEACON trial by the end of 2022.

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

We have decided not to submit an IND for BEAM-102 in 2022 and to optimize our direct correction, “Makassar” approach, alongside our HPFH approach, for Wave 2 and Wave 3 of our sickle cell disease programs.

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

BEAM-201 is a development candidate comprised of T cells derived from healthy donors that are simultaneously edited at TRAC, CD7, CD52 and PDCD1 and then transduced with a lentivirus encoding for an anti-CD7 CAR that is designed to create allogeneic CD7 targeting CAR-T cells, resistant to both fratricide and immunosuppression. To our knowledge, BEAM-201 is the first investigational cell therapy featuring four simultaneous edits. At the end of June 2022, we submitted an IND to the FDA for BEAM-201 for the treatment of relapsed, refractory T-ALL/T-LL and potentially other CD7+ malignancies. In July 2022, the FDA informed us that the BEAM-201 IND was placed on clinical hold. We subsequently received a formal clinical hold letter from the FDA, in which the FDA requested: (i) additional control data from genomic rearrangement assessments; (ii) further analyses of certain off-target editing experiments; (iii) additional control data for a cytokine independent growth assay; and (iv) an updated investigator brochure that includes information regarding any new nonclinical studies. We submitted our response to the FDA in November 2022.

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

We are currently using LNP formulations to advance our programs for genetic liver diseases, including Glycogen Storage Disease Type Ia, or GSDIa, also known as Von Gierke disease, and Alpha-1 Antitrypsin Deficiency, or AATD, and chronic hepatitis B infection. In November 2022, we nominated BEAM-302, a liver-targeting LNP formulation of base editing reagents designed to correct the E342K point mutation, which is most commonly responsible for AATD, as our second in vivo development candidate. We have also initiated IND-enabling studies for BEAM-301, a liver-targeting LNP formulation of base editing reagents designed to correct the R83C mutation, the most common disease-causing mutation of GSDIa.

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

AATD

AATD is a severe inherited genetic disorder that can cause progressive lung and liver disease. The most severe form of AATD arises when a patient has a point mutation in both copies of the SERPINA1 gene at amino acid 342 position (E342K, also known as the PiZ mutation or the “Z” allele). With the high efficiency and precision of our base editors, we aim to utilize our ABEs to enable the programmable conversion of A-to-T and G-to-C base pairs and precisely correct the E342K point mutation back to the wild type sequence. In 2020, we showed the ability to directly correct the mutation causing AATD, providing both in vitro and in vivo preclinical proof-of-concept for base editing to correct this disease.

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

Hepatitis B Virus

Hepatitis B virus, or HBV, causes serious liver infection that can become chronic, increasing the risk of developing life-threatening health issues like cirrhosis, liver failure or liver cancer. Chronic HBV infection is characterized by the persistence of covalently closed circular DNA, or cccDNA, a unique DNA structure that forms in response to HBV infection in the nuclei of liver cells. Additionally, the HBV DNA can integrate into the human genome becoming a source of hepatitis B surface antigen, or HBsAg. While currently available treatments can manage HBV replication, they do not clear cccDNA from the infected liver cells. This inability to prevent HBV infection rebound from cccDNA is a key challenge to curing HBV. In September 2022, we presented preclinical data that demonstrated the potential of our multiplex base editors to reduce viral markers, including HBsAg expression, and prevent viral rebound of HBV in in vivo models.

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

In July 2022, Verve announced that the first patient had been dosed with VERVE-101 in New Zealand as part of its global Phase 1b clinical trial evaluating VERVE-101 as a treatment for patients with HeFH. Verve also announced, in July 2022, that it anticipates obtaining regulatory clearance for an IND application in the United States in the second half of 2022, and it announced, in September 2022, that it has obtained regulatory clearance for a clinical trial application in the United Kingdom.

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

Other Collaborations

Orbital Therapeutics

In September 2022, we entered into a license and research collaboration agreement, or the Orbital Agreement, with Orbital Therapeutics, Inc., or Orbital, pursuant to which each of us granted the other licenses to certain technology controlled during the three years after entry into the Orbital Agreement that are necessary or reasonably useful for the non-viral delivery or the design or manufacture of ribonucleic acid for the prevention, treatment or diagnosis of human disease. Our license to Orbital is for all fields other than our exclusive field and also excludes the targets and substantially all of the indications that are the subject of our existing programs. Our exclusive field consists of all products and biologics that function in the process of gene editing or conditioning for use in cell transplantation, or that act in combination with any such products or biologics. Orbital’s license to us is for all fields other than Orbital’s exclusive field. Orbital’s exclusive field consists of products and biologics that function as vaccines and also of therapeutic proteins, other than therapeutic proteins (i) that use gene editing, (ii) for use in conditioning, (iii) for use in regenerative medicine, (iv) for use as a chimeric antigen receptor, or CR, immune therapy, including CAR-T, CAR-NK and CAR-macrophage compositions, (v) for use as a t-cell receptor therapy or (vi) that modulate certain immune responses. The licenses are exclusive in each party’s exclusive field for three years and non-exclusive in those fields thereafter. We and Orbital agreed that for a period of three years after entry into the Orbital Agreement, subject to limited exceptions, we would not research, develop and commercialize, or grant licenses to research, develop and commercialize, products or biologics within the other party’s exclusive field.

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

While the COVID-19 pandemic did not significantly impact our business or results of operations during the three or nine months ended September 30, 2022, the length and extent of the pandemic, its consequences, and containment efforts will determine its future impact on our operations and financial condition.

Critical accounting policies and significant judgements and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to stock-based compensation, variable interest entities, fair value measurements, and leases. There have been no significant changes to our existing critical accounting policies and significant judgements and estimates discussed in the 2021 Form 10-K.

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

We are an early-stage company, and all of our programs are at a preclinical or early clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the nine months ended September 30, 2022 and 2021 were $250.7 million and $305.9 million, respectively. As of September 30, 2022, we had an accumulated deficit of $1.0 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; build and operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors, including the LNP technology we acquired through our acquisition of Guide; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

Revenue Recognition

In April 2019, we entered into a collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, a company focused on gene editing for cardiovascular disease treatments. In June 2021, we entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of our base editing technology to discover new treatments for complement system-driven diseases. In October 2021, we entered into an option and license agreement, or the Sana Agreement, with Sana Biotechnology, Inc., or Sana, pursuant to which we granted Sana non-exclusive research and development and commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. In December 2021, we entered into a research collaboration agreement, or the Pfizer Agreement, with Pfizer Inc., or Pfizer, focused on in vivo base editing programs for three targets for rare genetic diseases of the liver, muscle and central nervous system. In September 2022, we entered into the Orbital Agreement, with Orbital, pursuant to which each of us granted the other licenses to certain technology controlled during the three years after entry into the Orbital Agreement that are necessary or reasonably useful for the non-viral delivery or the design or manufacture of ribonucleic acid for the prevention, treatment or diagnosis of human disease.

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the nine months ended September 30, 2022 and 2021, we recognized $40.9 million and $0.8 million of license and collaboration revenue, respectively.

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
•
Interest and other income (expense), consists primarily of interest income, as well as interest expense related to our equipment financings.

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
License and collaboration revenue	$15,799	$763	$15,036
Operating expenses:
Research and development	85,287	54,623	30,664
General and administrative	21,815	15,774	6,041
Total operating expenses	107,102	70,397	36,705
Loss from operations	(91,303)	(69,634)	(21,669)
Other income (expense):
Change in fair value of derivative liabilities	(4,900)	35,800	(40,700)
Change in fair value of non-controlling equity investments	10,431	(4,892)	15,323
Change in fair value of contingent consideration liabilities	(875)	10,599	(11,474)
Interest and other income (expense), net	4,982	9	4,973
Total other income (expense)	9,638	41,516	(31,878)
Net loss before income taxes	(81,665)	(28,118)	(53,547)
Provision for income taxes	(2,410)	—	(2,410)
Loss from equity method investment	(25,500)	—	(25,500)
Net loss	$(109,575)	$(28,118)	$(81,457)

License and collaboration revenue

License and collaboration revenue was $15.8 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively. License and collaboration revenue represents revenue recorded under the Pfizer, Apellis, and Verve Agreements.

Research and development expenses

Research and development expenses were $85.3 million and $54.6 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $30.7 million was primarily due to the following:

•
An increase of $12.4 million in personnel-related costs and $3.4 million in facility-related costs, including depreciation and costs associated with moving into our newly constructed office and laboratory space during the second half of 2021. These increases were due to the growth in the number of research and development employees from 250 at September 30, 2021 to 420 at September 30, 2022, and their related activities, as well as the expense allocated to research and development related to our leased facilities.
•
An increase of $6.3 million in stock-based compensation from additional equity awards due to the increase in the number of research and development employees and the issuance of annual equity awards to existing employees;
•
An increase of $4.2 million in lab supplies due to the movement of our lead programs into IND-enabling activities and continued investment in platform and discovery efforts;
•
An increase of $5.2 million in outsourced services, driven by animal studies primarily to further our LNP platform, assay development and qualification activities for BEAM-102 and BEAM-201 to support IND enabling studies and clinical start up activities for BEAM-101;
•
An increase of $1.9 million in other expenses, primarily related to an increase in overall IT spend related to the growth of the organization and increase in research and development specific software costs.; and
•
A decrease of $2.8 million in license expenses due primarily to decreases in non-royalty sublicense fees owed to Harvard related to the Apellis Agreement as well as milestones owed upon filing of our IND for BEAM-101 during 2021.

Research and development expenses are expected to continue to increase as we initiate clinical trials for BEAM-101, continue IND-enabling studies for BEAM-201, begin IND-enabling studies for BEAM-301, continue our current research programs, initiate new research programs, continue the preclinical and clinical development of our product candidates and conduct any future preclinical studies and begin to enroll patients in and conduct clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $21.8 million and $15.8 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $6.0 million was primarily due to the following:

•
An increase of $2.9 million in stock-based compensation from additional equity awards due to the growth in the number of general and administrative employees from 56 employees as of September 30, 2021 to 87 employees as of September 30, 2022, and the issuance of annual equity awards to existing employees;
•
An increase of $2.8 million in personnel related costs due to an increase in general and administrative employees; and
•
An increase of $0.3 million in legal costs primarily due to legal fees incurred in connection with business development activities.

Change in fair value of derivative liabilities

During the three months ended September 30, 2022, we recorded $4.9 million of expense related to the change in fair value of success payment liabilities due to an increase in the price of our common stock over the same period. During the three months ended September 30, 2021, we recorded $35.8 million of other income due to a decrease in the price of our common stock over the same period. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of September 30, 2022 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the three months ended September 30, 2022 and 2021, we recorded $10.4 million of other income and $4.9 million of other expense, respectively, as a result of changes in the fair value of our investment in Verve’s common stock.

Change in fair value of contingent consideration liabilities

During the three months ended September 30, 2022 and 2021, we recorded $0.9 million of other expense and $10.6 million of other income, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities. These changes are a result of an update in project timelines and the expected probability of achievement of the milestones.

Interest and other income (expense), net

Interest and other income (expense), net was $5.0 million of net income for the three months ended September 30, 2022 as compared to $9.0 thousand of net income for the three months ended September 30, 2021. The change was primarily due to increases in interest income driven by increased market rates and growth of our portfolio.

Provision for income taxes

We recorded an income tax provision of $2.4 million for the three months ended September 30, 2022. The provision is primarily attributable to the recognition of revenue for tax purposes under the collaboration agreements with Apellis and Pfizer, which were deferred in 2021 for tax purposes as well as the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years.

Loss from equity method investment

We record our share of gains or losses from Orbital on a quarterly basis. For the three months ended September 30, 2022, we recorded a loss from equity method investment of $25.5 million in association with a basis difference attributable to Orbital's in-process research and development with no alternative future use, which was immediately expensed as of the date of this investment. As of September 30, 2022, the investment has been written down to zero. See Notes 2 and 8 to our condensed consolidated financial statements for more information regarding the equity method of accounting.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
License and collaboration revenue	$40,883	$775	$40,108
Operating expenses:
Research and development	225,253	290,306	(65,053)
General and administrative	65,124	39,450	25,674
Total operating expenses	290,377	329,756	(39,379)
Loss from operations	(249,494)	(328,981)	79,487
Other income (expense):
Change in fair value of derivative liabilities	20,900	(8,400)	29,300
Change in fair value of non-controlling equity investments	(1,378)	21,960	(23,338)
Change in fair value of contingent consideration liabilities	(543)	9,553	(10,096)
Interest and other income (expense), net	7,686	(63)	7,749
Total other income (expense)	26,665	23,050	3,615
Net loss before income taxes	(222,829)	(305,931)	83,102
Provision for income taxes	(2,410)	—	(2,410)
Loss from equity method investment	(25,500)	—	(25,500)
Net loss	$(250,739)	$(305,931)	$55,192

License and collaboration revenue

License and collaboration revenue was $40.9 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. License and collaboration revenue represents revenue recorded under the Pfizer, Apellis, and Verve Agreements.

Research and development expenses

Research and development expenses were $225.3 million and $290.3 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $65.1 million was primarily due to the following:

•
A decrease of $155.0 million related to the write-off of in-process research and development asset acquired from Guide during the nine months ended September 30, 2021 as it was determined to be of no alternative future use;
•
An increase of $35.6 million in personnel-related costs and $8.8 million in facility-related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 250 at September 30, 2021 to 420 at September 30, 2022 and their related activities, as well as the expense allocated to research and development related to our leased facilities;
•
An increase of $21.5 million in stock-based compensation from additional stock option awards due to the increase in the number of research and development employees and the issuance of annual equity awards to existing employees;
•
An increase of $11.5 million in lab supplies due to growth in the number of research and development employees, movement of BEAM-102 into IND enabling activities, internal mRNA production costs to support our liver portfolio as well as continued investment in platform and discovery efforts.
•
An increase of $5.3 million in other expenses, primarily related to an increase in overall IT spend driven by growth of the organization as well as increase in research and development specific software costs.
•
An increase of $8.4 million in outsourced services, driven by process development and assay development and qualification activities to support BEAM-102 and BEAM-301 programs, clinical start-up activities and clinical assays for BEAM-101, and animal studies to further advancement of our liver portfolio; partially offset by lower manufacturing costs related to BEAM-201 gRNA and lentivirus in 2021; and

•
A decrease of $1.2 million in license expenses due to BEAM-101 IND milestone costs incurred during September 2021 and manufacturing specific license expense incurred in 2021.

General and administrative expenses

General and administrative expenses were $65.1 million and $39.5 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $25.7 million was primarily due to the following:

•
An increase of $12.2 million in stock-based compensation due from additional equity awards due to the increase in the number of general and administrative employees from 56 employees as of September 30, 2021 to 87 employees as of September 30, 2022 and the issuance of annual equity awards to existing employees;
•
An increase of $8.8 million in personnel related costs due to an increase in general and administrative employees;
•
An increase of $4.7 million in legal costs primarily due to $3.4 million accrual in connection with a dispute with a research institution and legal fees incurred in connection with business development activities; see Note 6 to our condensed consolidated financial statements for more information regarding the dispute;
•
An increase of $0.4 million in insurance costs due to higher premiums attributable to the Company's directors and officers insurance policy; and
•
A decrease of $0.5 million of other expenses primarily due to a decrease in information technology costs allocated to general and administrative functions.

Change in fair value of derivative liabilities

During the nine months ended September 30, 2022, we recorded $20.9 million of other income related to the change in fair value of success payment liabilities due to a decrease in the price of our common stock over the same period. During the nine months ended September 30, 2021, we recorded $8.4 million of other expense due to an increase in the price of our common stock over the same period. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of September 30, 2022 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the nine months ended September 30, 2022 and 2021, we recorded $1.4 million of other expense and $22.0 million of other income, respectively, as a result of changes in the fair value of our investment in Verve’s common stock.

Change in fair value of contingent consideration liabilities

During the nine months ended September 30, 2022 and 2021, we recorded $0.5 million of other expense and $9.6 million of other income, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities. These changes are a result of an update in project timelines and the expected probability of achievement of the milestones.

Interest and other income (expense), net

Interest and other income (expense), net was $7.7 million of net income for the nine months ended September 30, 2022 as compared to $0.1 million of net expense for the nine months ended September 30, 2021. The increase was primarily due to increases in interest income driven by increased market rates and growth of our portfolio.

Provision for income taxes

We recorded an income tax provision of $2.4 million for the nine months ended September 30, 2022. The provision is primarily attributable to the recognition of revenue for tax purposes under the collaboration agreements with Apellis and Pfizer, which were deferred in 2021 for tax purposes as well as the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years.

Loss from equity method investment

We record our share of gains or losses from Orbital on a quarterly basis. For the nine months ended September 30, 2022, we recorded a loss from equity method investment of $25.5 million in association with a basis difference attributable to Orbital's in-process research and development with no alternative future use, which was immediately expensed as of the date of this investment. As of September 30, 2022, the investment has been written down to zero. See Notes 2 and 8 to our condensed consolidated financial statements for more information regarding the equity method of accounting.

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

In July 2021, we and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, we may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of September 30, 2022, we have sold 3,248,633 additional shares of our common stock under the amended Sales Agreement at an average price of $89.06 per share for aggregate gross proceeds of $289.3 million, before deducting commissions and offering expenses payable by us.

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

As of September 30, 2022, we had $1.1 billion in cash, cash equivalents, and marketable securities.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$91,718	$(68,098)
Net cash used in investing activities	(574,775)	(216,648)
Net cash provided by financing activities	79,578	734,598
Net change in cash, cash equivalents and restricted cash	$(403,479)	$449,852

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2022 was $91.7 million, consisting primarily of the collection of collaboration receivables of $300.0 million related to the Pfizer Agreement and an increase in operating lease liabilities totaling $13.5 million, as well as noncash items consisting of stock-based compensation expense of $61.8 million, a loss from an equity method investment of $25.5 million, depreciation and amortization expense of $10.2 million, changes in operating lease ROU assets of $6.2 million, a decrease in the fair value of a non-controlling equity investment of $1.4 million, and an increase in the fair value of contingent consideration liabilities of $0.5 million. These sources of cash were partially offset by our net loss of $250.7 million, decreases in accrued expenses and other liabilities of $25.4 million, a decrease in deferred revenue of $15.9 million, net of the $25.0 million First Anniversary Payment collected from Apellis during the nine months ended September 30, 2022, an increase in prepaid expenses and other current assets of $7.2 million, decreases in other long-term liabilities of $2.5 million and accounts payable of $0.5 million, and noncash items including decreases in the fair value of derivative liabilities of $20.9 million, as well as amortization of investment premiums of $4.3 million.

Net cash used in operating activities for the nine months ended September 30, 2021 was $68.1 million, consisting primarily of our net loss of $305.9 million, a decrease in accounts payable of $1.3 million and noncash items including an increase in the fair value of a non-controlling equity investment of $22.0 million and a change in fair value of contingent consideration liabilities of $9.6 million. These uses of cash were offset in part by an increase in deferred revenue of $49.2 million, primarily related to the Apellis Agreement, an increase in operating lease liabilities of $15.2 million, an increase in accrued expenses and other liabilities of $2.8 million, and a decrease in prepaid expenses and other current assets of $0.7 million and noncash items consisting primarily of in-process research and development expenses of $155.0 million, stock-based compensation expense of $28.1 million, change in fair value of derivative liabilities of $8.4 million, a change in operating lease ROU assets of $6.8 million and depreciation and amortization expense of $4.8 million.

Investing activities

For the nine months ended September 30, 2022, cash used in investing activities was primarily the net purchases of marketable securities of $534.1 million, and purchases of property and equipment of $40.7 million.

For the nine months ended September 30, 2021, cash used in investing activities was primarily the net purchases of marketable securities of $183.8 million, and purchases of property and equipment of $33.4 million. We also received $0.6 million in net cash from our acquisition of Guide, after the payment of acquisition costs.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted primarily of proceeds from equity offerings of $76.4 million, $3.1 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, and $2.0 million of proceeds from the exercise of stock options, offset in part by repayments of equipment financing liabilities of $1.7 million and equity offering costs of $0.1 million.

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

•
initiate clinical trials of our product candidates, including our BEACON trial;
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

We expect that our cash, cash equivalents and marketable securities at September 30, 2022 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Contractual obligations

We enter into contracts in the normal course of business with contract research organizations and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in our calculations of contractual obligations and commitments. We lease certain assets under noncancelable operating and finance leases, which expire through 2038. The leases relate primarily to office space and laboratory space in addition to equipment. Aggregate future minimum commitments under these office and laboratory leases and equipment leases are $265.2 million and $3.2 million, respectively, as of September 30, 2022, excluding any related common area maintenance charges or real estate taxes. During June 2022, our lease agreement with Alexandria Real Estate Equities, Inc. for the 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina that has been built over the course of 2020 to 2022 commenced. The initial estimate of minimum amount of undiscounted lease payments due under this lease is $69.0 million, which is expected to be paid over a lease term of 15 years beginning in the first quarter of 2023. These payments are included in the tabular disclosure of minimum lease payments in Note 7, Leases. During the nine months ended September 30, 2022, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $1.1 billion, which consisted of cash, money market funds, commercial paper, corporate notes and a corporate equity security. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We or our licensors may be subject to similar interferences in the future with the same risks as described above. For example, on December 14, 2020, the PTAB declared an interference (U.S. Interference No. 106,126) between 14 U.S. patents and two U.S. patent applications (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,889,418; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; and 9,840,713, and U.S. Serial Nos. 14/704,551 and 15/330,876) that are co-owned by the Boston Licensing Parties, which we have an option to under the Editas License Agreement, and one U.S. patent application (U.S. Serial No. 14/685,510) that is owned by Toolgen, Inc, or Toolgen. In the declared interference, the Boston Licensing Parties have been designated as the junior party and Toolgen has been designated as the senior party. In March 2021, the PTAB issued an order on preliminary motions, granting, in part, and denying, in part, certain motions proposed by the Boston Licensing Parties and Toolgen. An oral hearing in the priority phase of U.S. Interference No. 106,126 was held on September 12, 2022. On September 28, 2022, the PTAB issued a decision on preliminary motions denying or dismissing certain motions proposed by the Boston Licensing Parties and Toolgen and issued an order suspending proceedings in the priority phase of the interference. We cannot predict with any certainty when a decision will be made. The 14 U.S. patents and two U.S. patent applications co-owned by the Boston Licensing Parties involved in U.S. Interference No. 106,126 generally relate to CRISPR/Cas9 systems or eukaryotic cells comprising CRISPR/Cas9 systems having fused or covalently linked RNA and the use thereof in eukaryotic cells.

On June 21, 2021, the PTAB declared an interference (U.S. Interference No. 106,133) between the same 14 U.S. patents and two U.S. patent applications (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,889,418; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; and 9,840,713, and U.S. Serial Nos. 14/704,551 and 15/330,876, co-owned by the Boston Licensing Parties) as named in the interference with Toolgen, and one U.S. patent application (U.S. Serial No. 15/456,204) that is owned by Sigma-Aldrich Co., LLC, or Sigma-Aldrich. In the declared interference, the Boston Licensing Parties have been designated as the junior party and Sigma-Aldrich has been designated as the senior party. In September 2021, the PTAB issued an order on preliminary motions, granting, deferring, dismissing, or denying, certain motions proposed by the Boston Licensing Parties and Sigma-Aldrich. An oral hearing in the priority phase of U.S. Interference No. 106,133 has been scheduled for November 16, 2022. Although the hearing typically precedes a decision by the PTAB, we cannot predict with any certainty when a decision will be made.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. The extensive patent filings related to CRISPR and Cas make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our base editing platform technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our base editing platform technology and product candidates. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, or the University of California Portfolio, which contains multiple patents and pending applications directed to gene editing. The University of California portfolio includes, for example, U.S. Patent Nos. 10,266,850; 10,227,611; 10,000,772; 10,113,167; 10,301,651; 10,308,961; 10,337,029; 10,351,878; 10,407,697; 10,358,659; 10,358,658; 10,385,360; 10,400,253; 10,421,980; 10,415,061; 10,428,352; 10,443,076; 10,487,341; 10,513,712; 10,519,467; 10,526,619; 10,533,190; 10,550,407; 10,563,227; 10,570,419; 10,577,631; 10,597,680; 10,612,045; 10,626,419; 10,640,791; 10,669,560; 10,676,759; 10,752,920; 10,774,344; 10,793,878; 10,900,054; 10,982,230; 10,982,231; 10,988,780; 10,988,782; 11,001,863; 11,008,589; 11,008,590; 11,028,412; 11,186,849; 11,242,543; 11,274,318; 11,293,034;11,332,761; 11,401,532, 11,473,108; 11,479,794, which are expected to expire around March 2033, excluding any additional term for patent term adjustment, or PTA, or patent term extension, or PTE, and any disclaimed term for terminal disclaimers. The University of California portfolio also includes numerous additional pending patent applications. If these patent applications issue as patents, they are expected to expire around March 2033, excluding any PTA, PTE, and any disclaimed term for terminal disclaimers. As discussed above, certain applications in the University of California Portfolio are currently subject to U.S. Interference No. 106,115 with certain U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties to which we have an option under the Editas License Agreement. Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain members of the University of California Portfolio are being opposed in Europe by multiple parties. For example, the EPO Opposition Division has initiated opposition proceedings against European Patent Nos. EP2,800,811 B1, and EP3,241,902 B1and EP3401400 B1, which are estimated to expire in March 2033 (excluding any patent term adjustments or extensions).

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

For example, we recently received correspondence from a research institution regarding a confidentiality agreement between such institution and us. The confidentiality agreement related to certain technology that we evaluated for development in connection with certain of our programs. The correspondence alleges that we breached the terms of the confidentiality agreement, misappropriated trade secret and other confidential information of such institution, engaged in unfair and deceptive trade practices, and were unjustly enriched in connection with developing our therapeutics, including BEAM-102 and our Alpha-1 Antitrypsin Deficiency therapeutic candidate (which we now refer to as BEAM-302). The research institution claims that it is entitled to monetary damages (including damages for the apportioned value of our company and enhanced damages for an alleged willful violation) and certain ongoing royalty and/or milestone payments related to the technology that is the subject of the alleged breaches of contract, among other possible remedies. We made a settlement proposal, which was rejected, and we expect to continue to engage in communication with the research institution. We cannot predict whether we will be able to reach a settlement relating to such claims or whether we would prevail in any litigation or action related to them. Moreover, any litigation may result in negative publicity, regardless of its outcome, and may subject us to significant liability for monetary damages and have a material adverse effect on our business, financial position, and results of operations. For further information, see Note 6 of the notes to our condensed consolidated financial statements included elsewhere in this report.

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

BEAM THERAPEUTICS INC.

Date: November 7, 2022	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

Date: November 7, 2022	By:	/s/ Terry-Ann Burrell
Terry-Ann Burrell
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)