Form 10-K
period 2022-12-31
Beam Therapeutics Inc.
filed 2023-02-28
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2.46 billion, based on the closing price of the registrant’s common stock on Nasdaq on June 30, 2022, the last business day of the registrant’s most recently completed second quarter.

The number of shares of registrant’s common stock outstanding as of February 22, 2023 was 72,397,631.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of the Registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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
•
our expectations regarding the initiation, timing, progress and results of our clinical trials, including our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial, and our anticipated Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-201 for the treatment of relapsed, refractory T-cell acute lymphoblastic leukemia/T cell lymphoblastic lymphoma;
•
our expectations regarding the initiation, timing, progress and results of our research and development programs and preclinical studies, including our expectations that we will submit regulatory applications for BEAM-301 by late 2023 or in early 2024, and for BEAM-302 in early 2024;
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
•
our expectations regarding our ability to generate additional novel lipid nanoparticles that we believe could accelerate novel nonviral delivery of gene editing or other nucleic acid payloads to tissues beyond the liver and our ability to expand the reach of our programs;

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
•
our ability to successfully establish and maintain a commercial-scale current Good Manufacturing Practice, or cGMP, manufacturing facility and our expectations that we will initiate cGMP compliant operations in late 2023;
•
regulatory developments in the United States and foreign countries;
•
our ability to attract and retain key scientific and management personnel;
•
our expectations regarding the strategic and other potential benefits of our acquisition of Guide;
•
our estimates regarding the period over which we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements; and
•
the impact on our business of macro-economic conditions, as well as the prevailing level of macro-economic, business, and operational uncertainty, including as a result of geopolitical events or other global or regional events such as the COVID-19 pandemic.

When we use the terms “Beam,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K, we mean Beam Therapeutics Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

TRADEMARKS

We use BEAM and other marks as trademarks in the United States and/or in other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

MARKET AND INDUSTRY DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Annual Report on Form 10-K is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors Summary” and “Risk Factors” in Part I, Item 1A of this report. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

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
•
We are very early in our development efforts. Many of our product candidates are still in preclinical development or earlier stages and it will be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates to and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
Public health epidemics or outbreaks, including COVID-19, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•
We have not tested many of our proposed delivery modalities and product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in clinical trials.
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
•
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

PART I

Item 1. Business.

Overview

We are a biotechnology company committed to establishing the leading, fully integrated platform for precision genetic medicines. Our vision is to provide life-long cures to patients suffering from serious diseases. To achieve this vision, we have assembled a platform that includes a suite of gene editing and delivery technologies and are establishing internal manufacturing capabilities.

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

We are advancing our base editing technology across three disease-area portfolios: hematology, immunology/oncology and genetic diseases. We are also pursuing a broad suite of both clinically validated and novel delivery modalities, depending on tissue type, including both ex vivo approaches in our hematology and immunology-oncology portfolios as well as in vivo approaches across our programs.

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

We continue to make meaningful advancements across our programs. We are advancing two clinical stage programs, BEAM-101 and BEAM-201, and we are moving two additional development candidates, BEAM-301 and BEAM-302, toward clinical development:

•
BEAM-101 is a patient-specific, autologous hematopoietic stem cell, or HSC, investigational therapy designed to offer a potentially best-in-class profile, incorporating base edits that are intended to mimic single nucleotide polymorphisms seen in individuals with hereditary persistence of fetal hemoglobin, or HPFH. BEAM-101 aims to alleviate the effects of sickle cell disease or beta-thalassemia by increasing fetal hemoglobin, which is expected to increase functional hemoglobin production and, in the case of sickle cell disease, inhibit hemoglobin S polymerization. In November 2022, we announced that we enrolled the first patient in our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial. The BEACON trial is expected to include an initial “sentinel” cohort of three patients, treated one at a time to confirm successful engraftment, followed by dosing in up to a total of 45 patients. The clinical trial is designed to initially include patients ages 18 to 35 with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with BEAM-101, patients will be assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients will also be assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, hemoglobin F levels, and quality of life assessments. We expect to complete enrollment in the sentinel cohort and initiate enrollment in the expansion cohort of the BEACON trial in 2023, and plan to report data from multiple patients from one or both cohorts in 2024.
•
BEAM-201 is a development candidate comprised of T cells derived from healthy donors that are simultaneously edited at TRAC, CD7, CD52 and PDCD1 and then transduced with a lentivirus encoding for an anti-CD7 chimeric antigen receptor, or CAR, that is designed to create allogeneic CD7 targeting CAR-T cells, resistant to both fratricide and immunosuppression. At the end of June 2022, we submitted an IND to the U.S. Food and Drug Administration, or FDA, for BEAM-201 for the treatment of relapsed, refractory T-cell acute lymphoblastic leukemia/T cell lymphoblastic lymphoma, or T-ALL/T-LL, a severe disease affecting children and adults, and potentially other CD7+ malignancies. In December 2022, we received clearance from the FDA for our IND for BEAM-201. We have initiated a first-in-human Phase 1/2 clinical trial designed to evaluate the safety and efficacy of BEAM-201 in patients with relapsed/refractory

T-ALL/T-LL and we expect to dose the first patient in the trial by mid-2023. The Phase 1 portion of the trial is expected to include up to 48 patients between the ages of 18 and 50, followed by a Phase 2 portion with approximately 48 patients. Key safety endpoints for the trial include treatment-emergent and treatment-related adverse events, and key efficacy endpoints include proportion of patients with complete or partial responses, proportion eligible for HSC transplant and proportion achieving minimal residual disease negative status. We believe that BEAM-201 is the first quadruple-edited, allogeneic CAR-T cell investigational therapy in clinical-stage development.
•
BEAM-301 is a liver-targeting LNP formulation of base editing reagents designed to correct the R83C mutation, the most prevalent disease-causing mutation for, and the mutation which results in the most severe form of, glycogen storage disease 1a, or GSDIa. GSDIa is an autosomal recessive disorder caused by mutations in the G6PC gene that disrupt a key enzyme, glucose-6-phosphatase, or G6Pase, critical for maintaining glucose homeostasis. Inhibition of G6Pase activity results in low fasting blood glucose levels that can result in seizures and be fatal. Patients with this mutation typically require ongoing corn starch administration, without which they may enter into hypoglycemic shock within one to three hours. In November 2022, we announced that we had initiated IND-enabling studies for BEAM-301. By late 2023 or in early 2024, we plan to submit a regulatory application for BEAM-301 for authorization to initiate clinical trials for the program.
•
BEAM-302 is a liver-targeting LNP formulation of base editing reagents designed to offer a one-time treatment to genetically correct the E342K point mutation (PiZZ genotype), which is most commonly responsible for severe alpha-1 antitrypsin deficiency, or AATD. AATD is an inherited genetic disorder that can cause early onset emphysema and liver disease. In November 2022, we announced BEAM-302 as a development candidate, and in early 2024, we plan to submit a regulatory application for BEAM-302 for authorization to initiate clinical trials for the program.

We also continue to advance numerous other programs in a range of therapeutic areas. We are leveraging our base editing capabilities to develop a potentially non-genotoxic approach to HSC transplantation, or HSCT, that combines antibody-based conditioning with multiplex gene edited HSCs called ESCAPE, or Engineered Stem Cell Antibody Paired Evasion. We have also achieved editing levels in vivo, in preclinical models, for the correction of the Q347X mutation, which is the second most prevalent mutation causing GSDIa, that could be clinically relevant if reproduced in humans. In addition, we are advancing approaches to treating Hepatitis B Virus, or HBV, infection using multiplex base editors to address viral rebound of HBV.

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

Background on current methods in genetic medicines

The human genome has four types of bases found in DNA: adenine (A), cytosine (C), guanine (G), and thymine (T). Adenine pairs with thymine, and cytosine pairs with guanine. The genome is comprised of over three billion of these base pairs in two intertwining strands of DNA; the sequence of these bases encodes genes. In a living cell, these DNA sequences are continuously copied into short ribonucleic acid transcripts, called messenger RNA, or mRNA, which are then translated into proteins that perform the functions of life. By precisely modulating the DNA sequence, it is possible to develop different therapeutic approaches. One of these approaches involves correcting misspellings in genes, known as mutations, which can yield proteins that are dysfunctional or missing altogether, causing disease. An additional example involves modulating genes in immune cells that can improve the ability of these cells to kill certain cancers as, for example, in the case of CAR-T cells.

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

Current challenges in gene editing

Gene editing works by disrupting, inserting, or modifying genes in the natural context of the genome. Most established gene editing methods rely on a class of enzymes, called nucleases, to make a double-stranded break in the DNA at a targeted location. These enzymes include CRISPR, Zinc Fingers, Arcuses, and TAL Nucleases, and, while these approaches have distinct technical features relative to each other, they each make the same type of edit and, therefore, share several similar limitations.

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

The deaminase makes a predictable chemical modification, called deamination, of the amine group on either adenine or cytosine. The deaminase in a CBE will convert an amine group of C, resulting in the formation of uracil, which is read by the DNA polymerase as a T. Once this strand has been edited, the intermediate DNA consists of an edited strand, containing a U at the target locus, and an unedited strand with a G. The U:G is a mismatch, which the cell will normally attempt to repair in a process that can potentially lose the edit. In order to preserve the editing, we modify the CRISPR in our base editors to cleave the unedited single strand of the DNA, referred to as nicking, rather than creating double-stranded breaks. Nicking is intended to increase the efficiency of editing by inducing the cell to use the newly edited strand, and not the unedited strand, as the template for repair, resulting in a U:A pair with minimal translocations. Upon DNA repair or replication, the U is read as a T, resulting in a T:A pair, thereby completing the permanent conversion of a C:G base pair to a T:A base pair.

Analogously, when an ABE is used instead of a CBE, the conversion of an amine group of A results in the formation of inosine, which is read by the DNA polymerase as a G, which subsequently leads to an A-to-G change. As a result, an A:T pair is converted to a G:C pair. Because the DNA is double-stranded, by targeting the non-coding strand, we can also convert a T:A pair to a C:G and a G:C pair to a A:T pair in the coding strand. For example, using ABE to install an A-to-G edit on the non-coding strand of the DNA will cause a T-to-C change in the coding sequence of the gene once the base pair has been fully modified. We have also developed base editors capable of dual editing, installing both a C-to-T edit as well as an A-to-G edit with a single base editor capable of both cytosine and adenine deamination.

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

Delivery of genetic medicines

To complement our next-generation gene editing technologies, we are also making significant investments in a broad suite of delivery technologies designed to deliver gene editing or other nucleic acid payloads to the right cells and enable potentially curative therapy. These delivery technologies include ex vivo modalities, such as electroporation, as well as in vivo modalities such as LNPs and viral vectors. In our pipeline, we have initially focused on applications of these technologies where their delivery capabilities have already been clinically-validated by third parties, such as ex vivo editing of blood stem cells and LNP delivery to the liver. Longer term, we are also investing in more innovative delivery options, such as LNPs that could target other organs beyond the liver, or novel viral vectors. We have also developed critical enabling capabilities such as mRNA manufacturing and cell processing for autologous and allogeneic cell therapy.

Consistent with this approach, our acquisition of Guide Therapeutics, Inc., or Guide, provided us with a broad library of lipids and lipid formulations, as well as proprietary DNA barcode screening to enable high throughput in vivo LNP screening. We have also expanded on the platform with RNA barcode screening. Using these technologies, we have generated additional novel LNPs that we believe can accelerate novel nonviral delivery of gene editing or other nucleic acid payloads to tissues beyond the liver. We also recently entered into a license and collaboration agreement with Orbital Therapeutics, Inc., or Orbital, that provides us with access to Orbital’s non-viral delivery technology. Orbital’s non-viral delivery platform is designed extend the durability and half-life of RNA therapeutics, while also expanding their delivery to a larger number of cell types and tissues.

Manufacturing of genetic medicines

To realize the full potential of base editors as a differentiated class of medicines and to enable our parallel investment strategy in multiple delivery modalities, we are building customized and integrated capabilities across discovery, manufacturing, and preclinical and clinical development. Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we are establishing our own manufacturing facility, which will provide us the flexibility to manufacture a variety of different product modalities. We believe this investment will maximize the value of our portfolio and capabilities, the probability of technical success of our programs, and the speed at which we can provide potentially life-long cures to patients.

We have a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The facility became operational in the first quarter of 2023, and we expect it to initiate cGMP operations in late 2023. The facility is designed to support manufacturing for our ex vivo cell therapy programs in hematology and oncology and in vivo non-viral delivery programs for liver diseases, with the capability to scale-up to support potential commercial supply. For our initial waves of clinical trials, we expect to use CMOs with relevant manufacturing experience in genetic medicines alongside our internal manufacturing capabilities.

Our platform

In summary, we believe that building an integrated platform combining our gene editing capabilities with advanced delivery and manufacturing capabilities will give us the flexibility to develop a sustainable portfolio, featuring rapid development of new programs and lifecycle improvements in our core programs. For example, for the treatment of sickle cell disease, we are pursuing an ex vivo, autologous transplant-based approach with BEAM-101, and also are investing in a potential in vivo, LNP-based treatment to reach even more patients – all because we have consolidated both cell-based and novel HSC-targeting LNP technologies internally.

In addition to our internal pipeline, the breadth and depth of our integrated technology platform gives us the opportunity to create a hub for partnering with other companies, which is an important part of our business model. We believe this model will help us to unlock the full potential of precision genetic medicine across a wider array of possible applications.

In some cases, we have established collaborations that advance new programs in “whitespace” areas by giving a collaborator broad access to our various editing and delivery technologies, such as in our Verve collaboration in cardiovascular disease, our Apellis collaboration in complement-mediated disorders, and our Pfizer collaboration in rare diseases of the liver, muscle and central nervous system. In other cases, we have leveraged our team, capabilities and technologies to access other emerging technologies or capabilities, such as in our relationship with Prime Medicine and Orbital. Our overall goal with these platform activities is to continue expanding our access to the technologies and teams in genetic medicine that will maximize our long-term value creation and impact on patients.

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

Our programs are organized by disease focus: hematology programs delivered by ex vivo HSCs, immunology/oncology programs delivered by ex vivo T cells and genetic disease programs, delivered in vivo using both LNP and novel viral technologies. The following table summarizes the status of certain of our programs:

Hematology: Ex Vivo HSCs

We are advancing hematology base editing programs in which HSCs are collected from a patient, edited using electroporation, a clinically validated technology for the delivery of therapeutic constructs into harvested cells, and then infused back into the patient following a myeloablative conditioning regimen, such as treatment with busulfan, the standard of care in HSC transplantation today. Once reinfused, the HSCs begin repopulating a portion of the bone marrow in a process known as engraftment. The engrafted, edited HSCs give rise to progenitor cell types with the corrected gene sequences. We plan to deploy this ex vivo approach in our BEAM-101 (sickle cell disease and beta thalassemia) and ESCAPE (improved conditioning) base editing programs.

Sickle cell disease, a severe inherited blood disease, is caused by a single point mutation, E6V, in the beta globin gene. This mutation causes the mutated form of HbS to aggregate into long, rigid molecules that bend red blood cells into a sickle shape under conditions of low oxygen. Sickled cells obstruct blood vessels and die prematurely, ultimately resulting in anemia, severe pain (crises), infections, stroke, organ failure, and early death. Sickle cell disease is the most common inherited blood disorder in the United States, affecting an estimated 100,000 individuals, of which a significant proportion are of African-American descent (1:365 births). Beta-thalassemia is another inherited blood disorder characterized by severe anemia caused by reduced production of functional hemoglobin due to insufficient expression of the beta globin protein. Transfusion-dependent beta-thalassemia, or TDBT, is the most severe form of this disease, often requiring multiple transfusions per year. Patients with TDBT suffer from failure to thrive, persistent infections, and life-threatening anemia. The incidence of symptomatic beta-thalassemia is estimated to be 1:100,000 worldwide, including 1:10,000 in Europe. In the United States, based on affected birth incidence of 0.7 in 100,000 births, and increasing survival rates, we expect the population of individuals affected by this disease to be more than 1,400 and rising. The only potentially curative therapy currently available for patients with sickle cell disease or beta-thalassemia is allogeneic HSCT; however, this procedure holds a high level of risk, particularly Graft-versus-Host Disease resulting in a low number of patients opting for this treatment.

We are pursuing a long-term, staged development strategy for our base editing approach to treat hematological diseases that consists of advancing our ex vivo program, BEAM-101, in Wave 1, improving patient conditioning regimens in Wave 2, and enabling in vivo base editing with delivery directly into HSCs of patients via LNPs in Wave 3. We believe this suite of technologies – base editing, improved conditioning and in vivo delivery for editing HSCs – can maximize the potential applicability of our sickle cell disease programs to patients as well as create a platform for the treatment of many other severe genetic blood disorders.

Wave 1: Ex Vivo Base Editing via Autologous Transplant with BEAM-101

We are using base editing to pursue the development of BEAM-101 for the treatment of sickle cell disease and beta-thalassemia.

BEAM-101: Recreating naturally-occurring protective mutations to activate fetal hemoglobin

BEAM-101 is a patient-specific, autologous HSC investigational therapy designed to offer a potentially best-in-class profile, incorporating base edits that are intended to mimic single nucleotide polymorphisms seen in individuals with HPFH. BEAM-101 aims to alleviate the effects of sickle cell disease or beta-thalassemia by increasing fetal hemoglobin, which is expected to increase functional hemoglobin production and, in the case of sickle cell disease, inhibit hemoglobin S polymerization. In November 2022, we announced that we enrolled the first patient in our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial. The BEACON trial is expected to include an initial “sentinel” cohort of three patients, treated one at a time to confirm successful engraftment, followed by dosing in up to a total of 45 patients. The clinical trial is designed to initially include patients ages 18 to 35 with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with BEAM-101, patients will be assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients will also be assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, hemoglobin F levels, and quality of life assessments. We expect to complete enrollment in the sentinel cohort and initiate enrollment in the expansion cohort of the BEACON trial in 2023, and plan to report data from multiple patients from one or both cohorts in 2024.

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

BEAM-102: Direct correction of the sickle cell mutation

A second base editing approach for sickle cell disease, BEAM-102, is designed to directly correct the causative sickle mutation at position 6 of the beta globin gene. By making a single A-to-G edit, we have demonstrated in primary human CD34+ cells isolated from sickle cell disease patients the ability to create the naturally occurring HbG or “Makassar” variant of hemoglobin. This variant, which was identified in humans and first published in 1970, has the same function as the wild-type variant and does not cause sickle cell disease. Distinct from other approaches, cells that are successfully edited in this way are fully corrected, no longer containing the sickle protein.

In 2020, we published preclinical data on BEAM-102 demonstrating that our ABEs can efficiently convert the causative Hemoglobin S, or HbS, point mutation, to HbG-Makassar, with high efficiency (more than 80%). In this preclinical study, the Makassar variant did not cause hemoglobin to polymerize and red blood cells to sickle and, therefore, edited cells were cured through elimination of the disease-causing protein. In December 2021, we presented data from preclinical studies further characterizing the Makassar hemoglobin created by BEAM-102 and demonstrating biophysical and biochemical properties consistent with normal hemoglobin.

In November 2022, we announced that we have decided to optimize our direct correction, “Makassar” approach, alongside our HPFH approach, for Wave 2 and Wave 3 of our sickle cell disease programs.

Wave 2: Improved Conditioning

In parallel with Wave 1 development, we also aim to improve the transplant conditioning regimen for sickle cell disease patients undergoing HSCT, reducing toxicity challenges associated with HSCT standard of care. Conditioning is a critical component necessary to prepare a patient’s body to receive the ex vivo edited cells that must engraft in the patient’s bone marrow in order to be effective. However, today’s conditioning regimens rely on nonspecific chemotherapy or radiation, which are associated with significant toxicities. As a potential alternative to genotoxic conditioning regimens in HSCT, we are advancing our ESCAPE program. ESCAPE conditioning regimens could potentially be paired with BEAM-101 and BEAM-102, as well as other base editing programs in hematology.

ESCAPE: Improved Conditioning for HSCT in sickle cell disease

ESCAPE aims to avoid toxicity challenges associated with currently available conditioning regimens for patients with sickle cell disease and beta-thalassemia ahead of autologous HSCT. ESCAPE may also have applications in other diseases of the blood and immune system where HSCT could deliver potential benefits but has been limited by toxicities associated with current standard of care conditioning regimens. In December 2022, we presented preclinical data at the 2022 American Society of Hematology Annual Meeting and Exposition, or ASH, on our ESCAPE-1 and ESCAPE-2 programs. ESCAPE-1 consists of multiplex base edited HSCs that include a therapeutic edit for sickle cell disease at the HGB1/2 gene and an additional edit at CD117. Findings presented at ASH included the first in vivo data for the ESCAPE-1 program, which build upon data shared earlier in 2022 demonstrating that ESCAPE-1 antibodies bound to wild-type CD117 and blocked binding of its ligand in mice. In addition, we observed depletion of unedited cells and enrichment of edited cells in mice dosed with ESCAPE-1 antibodies.

ESCAPE-2 consists of multiplex base-edited HSCs that include a therapeutic HbG-Makassar edit and an edit in CD117, which is compatible with the conditioning mAb used in ESCAPE-1. In preclinical studies, our ESCAPE-2 strategy demonstrated highly efficient base editing of CD117 of HSCs and favorable mAb properties in vitro. Further, preclinical findings showed that primary human HSCs harboring the engineered epitope could effectively evade depletion by blocking of the CD117 ligand binding by a highly specific and potent mAb in vitro. Early in vitro biological assessment of receptor function suggested that the engineered CD117 epitope is compatible with normal function.

We have made significant investments in our ESCAPE platform and we plan to continue its advancement in 2023.

Wave 3: In Vivo Base Editing via HSC-targeted LNPs

We are also exploring the potential for in vivo base editing programs for sickle cell disease, in which base editors would be delivered to the patient through an infusion of LNPs targeted to HSCs, eliminating the need for transplantation altogether. This approach could provide a more accessible option for patients, particularly in regions where ex vivo treatment is challenging. Building on our acquisition of Guide, we are using our proprietary DNA- and RNA-barcoded LNP screening technology to enable high-throughput in vivo identification of LNPs with novel biodistribution and selectivity for target organs beyond the liver. In December 2021, we announced we had screened more than 1,000 LNPs using this technology for potential to deliver to HSCs and had identified LNP-HSC1 as the most potent, with efficient transfection in both mice and NHPs. In preclinical studies, we demonstrated that:

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

Immunology/Oncology: Ex vivo T cell therapies

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

BEAM-201: Universal CD7-targeting CAR-T cells

BEAM-201 is a development candidate comprised of T cells derived from healthy donors that are simultaneously edited at TRAC, CD7, CD52 and PDCD1 and then transduced with a lentivirus encoding for an anti-CD7 CAR that is designed to create allogeneic CD7 targeting CAR-T cells, resistant to both fratricide and immunosuppression. At the end of June 2022, we submitted an IND to the FDA for BEAM-201 for the treatment of relapsed, refractory T-ALL/T-LL, a severe disease affecting children and adults, and potentially other CD7+ malignancies. In December 2022, we received clearance from the FDA for our IND for BEAM-201. We have initiated a first-in-human Phase 1/2 clinical trial designed to evaluate the safety and efficacy of BEAM-201 in patients with relapsed/refractory T-ALL/T-LL and we expect to dose the first patient in the trial by mid-2023. The Phase 1 portion of the trial is expected to include up to 48 patients between the ages of 18 and 50, followed by a Phase 2 portion with approximately 48 patients. Key safety endpoints for the trial include treatment-emergent and treatment-related adverse events, and key efficacy endpoints include proportion of patients with complete or partial responses, proportion eligible for HSC transplant and proportion achieving minimal residual disease negative status. We believe that BEAM-201 is the first quadruple-edited, allogeneic CAR-T cell investigational therapy in clinical-stage development.

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

Genetic Diseases: In vivo LNPs and novel viral delivery

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

Using both wholly-owned and in-licensed lipids, we have developed several proprietary LNP formulations. In May 2021, we announced initial data from our evaluation of various LNP formulations and mRNA production processes using an mRNA-encoding ABE and guide RNA to target the ALAS1 gene, a surrogate payload for genetic liver diseases. These data showed improved in vivo editing in the livers of NHPs from less than 10% initially to 52% at a total RNA dose of 1.5 mg/kg. Continued optimization of our LNP formulations has demonstrated further increases in liver editing potency in NHPs. In September 2021, we presented data demonstrating up to 60% editing in NHPs at a total RNA dose of 1.0 mg/kg. Data from our preclinical studies demonstrated that these formulations were well tolerated by NHPs treated with doses up to 1.5 mg/kg. Minimal to mild and transient liver enzyme elevations were observed and resolved by day 15 post-treatment. Additionally, the formulations showed promising interim stability, maintaining potency after three months at -20⁰C and -80⁰C.

We are currently planning to use LNPs to advance our programs for genetic liver diseases, including GSDIa, AATD and HBV infection. We are also planning to advance multiple additional in vivo liver editing programs through lead optimization in 2023.

Viral delivery systems, such as AAV viral vectors, use a non-pathogenic virus that is repurposed to carry a therapeutic payload. Several clinical trials have been conducted or are in progress with different AAV variants for multiple diseases, including diseases of the eye, liver, muscle, lung and central nervous system, however, our DNA base editors are larger than packaging limit of AAV vectors, requiring dual infection where each virus contains approximately one half of the editor. To address these and other limitations of AAV technology, we are advancing other novel viral delivery technologies that we believe will be better suited to delivery of gene editing therapies.

BEAM-301: In Vivo LNP liver-targeting for GSDIa

BEAM-301 is a liver-targeting LNP formulation of base editing reagents designed to correct the R83C mutation, the most prevalent disease-causing mutation for, and the mutation which results in the most severe form of, GSDIa. GSDIa is an autosomal recessive disorder caused by mutations in the G6PC gene that disrupt a key enzyme, G6Pase, critical for maintaining glucose homeostasis. Inhibition of G6Pase activity results in low fasting blood glucose levels that can result in seizures and be fatal. Patients with this mutation typically require ongoing corn starch administration, without which they may enter into hypoglycemic shock within one to three hours.

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

In May 2022, an abstract announcing new preclinical data presented at the American Society of Gene and Cell Therapy (ASGCT) Annual Meeting was published. The data, which build on previously released preclinical results, demonstrated that in a GSDIa mouse model, treated mice, which otherwise have poor survival outcomes if left untreated, grew normally to at least 35 weeks following administration of BEAM-301, with survival ongoing in the study. Notably, as low as single digit percentage base-editing rates were sufficient to restore physiologically relevant levels of hepatic G6Pase activity, normalize serum metabolites, and most importantly, prevent hypoglycemia during a 24-hour fast in treated mice. In addition, preliminary assessments of observed off-target editing in the study suggested a favorable profile of BEAM-301.

In November 2022, we announced that we had initiated IND-enabling studies for BEAM-301. By late 2023 or in early 2024, we plan to submit a regulatory application for BEAM-301 for authorization to initiate clinical trials for the program.

BEAM-302: In Vivo LNP liver-targeting for AATD

BEAM-302 is a liver-targeting LNP formulation of base editing reagents designed to offer a one-time treatment to genetically correct the E342K point mutation (PiZZ genotype) responsible for a severe form of AATD. AATD is an inherited genetic disorder that can cause early onset emphysema and liver disease. The most severe form of AATD arises when a patient has a point mutation in both copies of the SERPINA1 gene at amino acid 342 position (E342K, also known as the PiZ mutation or the “Z” allele). This point mutation causes Alpha-1 antitrypsin, or AAT, to misfold, accumulating inside liver cells rather than being secreted, resulting in very low levels (10%-15%) of circulating AAT. As a consequence, the lung is left unprotected from neutrophil elastase, resulting in progressive, destructive changes in the lung, such as emphysema, which can result in the need for lung transplants. The mutant AAT protein also accumulates in the liver, causing liver inflammation and cirrhosis, which can ultimately cause liver failure or cancer requiring patients to undergo a liver transplant. It is estimated that approximately 60,000 individuals in the United States have two copies of the Z allele. There are currently no curative treatments for patients with AATD.

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

In May 2022, we presented an abstract at ASGCT that detailed our efforts to optimize both the ABE and the guide RNA used to correct the disease-causing PiZ mutation, with improvements over the original reagents leading to a greater than two-fold increase in observed editing potency and potentially therapeutically relevant increases in circulating alpha-1 antitrypsin in mice treated at doses that are expected to be clinically relevant (<1mg/kg). Further, similar results were observed in adult mice dosed at greater than 37 weeks, a treatment context more similar to what might be encountered in a clinical setting.

In November 2022, we announced BEAM-302 as a development candidate as a treatment for AATD, and in early 2024, we plan to submit a regulatory application for BEAM-302 for authorization to initiate clinical trials for the program.

Hepatitis B Virus

HBV causes serious liver infection that can become chronic, increasing the risk of developing life-threatening health issues like cirrhosis, liver failure or liver cancer. Chronic HBV infection is characterized by the persistence of covalently closed circular DNA, or cccDNA, a unique DNA structure that forms in response to HBV infection in the nuclei of liver cells. Additionally, the HBV DNA can integrate into the human genome becoming a source of hepatitis B surface antigen, or HBsAg. While currently available treatments can manage HBV replication, they do not clear cccDNA from the infected liver cells. This inability to prevent HBV infection rebound from cccDNA is a key challenge to curing HBV. In September 2022, we presented preclinical data that demonstrated the potential of our multiplex base editors to reduce viral markers, including HBsAg expression, and prevent viral rebound of HBV in in vivo models.

Stargardt disease

We are currently evaluating base editing technology to correct one of the most prevalent mutations in the ABCA4 gene causing Stargardt disease, a progressive macular degeneration disease. This mutation is known as the G1961E point mutation and approximately 5,500 individuals in the United States are affected. Disease modeling using tiny light stimuli through holes that are equivalent in size to a single photoreceptor cell suggests that only 12%-20% of these cells are necessary to preserve vision. We anticipate, therefore, that editing percentages in the range of 12%-20% of these cells would be disease-modifying, since each edited cell will be fully corrected and protected from the biochemical defect associated with Stargardt disease.

In a human retinal pigment epithelial cell line (ARPE-19 cells) in which we have knocked in the ABCA4 G1961E point mutation, we have demonstrated the precise correction of approximately 75% of the disease alleles at five weeks after dual infection with an AAV system.

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

In July 2022, Verve announced that the first patient had been dosed with VERVE-101 in New Zealand as part of its global Phase 1b clinical trial evaluating VERVE-101 as a treatment for patients with HeFH. In September 2022, Verve announced that it had obtained regulatory clearance for a clinical trial application in the United Kingdom, and in November 2022, Verve announced that the FDA had placed its IND application in the United States on clinical hold.

Sana Biotechnology

In October 2021, we entered into an option and license agreement, or the Sana Agreement, with Sana Biotechnology, Inc., or Sana, pursuant to which we granted Sana non-exclusive research and development and commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. Under the terms of the Sana Agreement, licensed products include certain specified allogeneic T cell and stem cell-derived products directed at specified genetic targets, with certain limited rights for Sana to add and substitute such products and targets. The Sana Agreement excludes the grant of any Beam-controlled rights to perform base editing. In January 2023, Sana announced that the FDA has cleared its IND application to initiate a first-in-human study of SC291, its CD19-targeted allogeneic CAR-T cell therapy, in patients with various B-cell malignancies. In connection with this IND clearance, Sana made a milestone payment to us under the Sana Agreement.

Orbital Therapeutics

In September 2022, we entered into a license and research collaboration agreement, or the Orbital Agreement, with Orbital, pursuant to which each of us granted the other licenses to certain technology controlled during the three years after entry into the Orbital Agreement that are necessary or reasonably useful for the non-viral delivery or the design or manufacture of RNA for the prevention, treatment or diagnosis of human disease. Our license to Orbital is for all fields other than our exclusive field and also excludes the targets and substantially all of the indications that are the subject of our existing programs. Our exclusive field consists of all products and biologics that function in the process of gene editing or conditioning for use in cell transplantation, or that act in combination with any such products or biologics. Orbital’s license to us is for all fields other than Orbital’s exclusive field. Orbital’s exclusive field consists of products and biologics that function as vaccines and also of therapeutic proteins, other than therapeutic proteins (i) that use gene editing, (ii) for use in conditioning, (iii) for use in regenerative medicine, (iv) for use as a CAR immune therapy, including CAR-T, CAR-NK and CAR-macrophage compositions, (v) for use as a t-cell receptor therapy or (vi) that modulate certain immune responses. The licenses are exclusive in each party’s exclusive field for three years and non-exclusive in those fields thereafter. We and Orbital agreed that for a period of three years after entry into the Orbital Agreement, subject to limited exceptions, we would not research, develop and commercialize, or grant licenses to research, develop and commercialize, products or biologics within the other party’s exclusive field.

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

There are several other companies utilizing CRISPR/Cas9 nuclease technology, including Caribou Biosciences, Editas Medicine, CRISPR Therapeutics, Intellia Therapeutics, Arbor Biotechnologies, Metagenomi, and Mammoth Biosciences. Several additional companies utilize other nuclease-based gene editing technologies, including Zinc Fingers, Arcuses, and TAL Nucleases, including Sangamo Biosciences, Precision BioSciences, bluebird bio, Allogene Therapeutics and Cellectis. Additionally, newer gene editing modalities are emerging, including from Prime Medicine, Tessera Therapeutics, Shape Therapeutics, Scribe Therapeutics, Korro Bio, Tome Biosciences, PerkinElmer (formerly Horizon Discovery) and Intellia Therapeutics. PerkinElmer, Metagenomi and Intellia Therapeutics are developing base editing technology and Tessera Therapeutics is utilizing mobile genetic elements for gene editing. In addition, we face competition from companies utilizing various gene therapy, epigenetic modulation, oligonucleotide, and CAR-T therapeutic approaches.

We are also aware of companies with products in development in our disease areas where we will compete with approved therapies, those in development today, and those emerging in the future. For hemoglobinopathies, these companies include Global Blood Therapeutics (acquired by Pfizer), CRISPR Therapeutics, Novartis Pharmaceuticals, Sangamo Therapeutics, Editas Medicine, Homology Medicines, Graphite Bio and Vera Therapeutics (formerly Trucode Gene Repair). For T-cell malignancies, these include Gracell Bio, iCell Gene Therapeutics, PersonGen and Wugen. More broadly in the immuno-oncology cell therapy space, these include Allogene Therapeutics, Cellectis, 2seventy bio, CRISPR Therapeutics, Adicet Bio, Bristol Myers Squibb, Fate Therapeutics, Gilead

Sciences, Novartis Pharmaceuticals, Poseida Therapeutics, Precision Bio, Legend Biotech and Autolus Therapeutics. For our liver targeted therapies, these include Intellia Therapeutics, Editas Medicines, CRISPR Therapeutics, Wave Life Sciences, Arrowhead Pharmaceuticals, Dicerna Pharmaceuticals, Excision BioTherapeutics, Ultragenyx, Apic Bio, Arrowhead Pharmaceuticals, LogicBio Therapeutics, Generation Bio and Vertex.

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

Our wholly owned and our in-licensed patents and patent applications cover various aspects of our base editing platform and our programs, including:

•
C-to-T DNA base editors
•
A-to-G DNA base editors
•
A-to-I RNA base editors, or REPAIR
•
C-to-U RNA base editors, or RESCUE
•
Dual editing C-to-T and A-to-G DNA base editors
•
CRISPR/Cas12b systems for nuclease editing
•
Novel guide RNA sequences
•
Systems and methods for increasing the specificity of base editing
•
Multiplex base editing in immune cells ex vivo
•
Methods for evaluating base editing specificity
•
Therapeutic methods
•
Delivery modality

We also have an option to license patents and patent applications relating to CRISPR/Cas9 systems. We intend to continue to pursue, when possible, additional patent protection, including composition of matter, method of use, and process claims, directed to each component of our platform technology and the programs in our portfolio. As of December 31, 2022, our wholly-owned patent portfolio consisted of three issued U.S. patents, and two issued patents in jurisdictions outside the United States. We also have approximately 301 pending patent applications, including PCT applications, provisional patent applications and counterparts to the foregoing U.S. and foreign patents. In addition, Beam co-owns 24 pending patent applications between the Broad Institute, Inc., UCL Business, Ltd., and Apellis Pharmaceuticals, Inc. The patents and patent applications outside of the United States were filed in numerous jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Singapore and South Africa. Many of our owned patents and patent applications are related to our DNA base editing technology, including claims to base editor variants with enhanced activities or novel properties, methods of using such base editors, methods of using such base editors for therapeutic indications, multiplex base editing in immune cells ex vivo, guide RNAs that target base editors to therapeutically relevant DNA sequences, and methods for evaluating base editing specificity. Certain of our owned patents and patent applications are related to viral and non-viral delivery technologies. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patents would be expected to expire between 2039 and 2044, excluding any additional term for patent term adjustments or patent term extensions.

As of December 31, 2022, our in-licensed patent portfolio consisted of approximately 37 issued U.S. patents, and approximately 90 issued patents in jurisdictions outside the United States. We also have approximately 302 pending patent applications, including PCT applications, provisional patent applications and counterparts to the foregoing U.S. and foreign patents. The patents and patent applications outside of the United States were filed in numerous jurisdictions, including Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, New Zealand, Russia and Singapore. The patents and applications from our in-licensed portfolio for DNA base editing include claims to novel base editors, claims to engineered deaminase enzymes (e.g., evolved TadA) used in the base editors, compositions including the base editor or engineered deaminase as a component, methods of using such base editors, including methods of using such base editors for therapeutic indications, and guide RNAs that target base editors to therapeutically relevant DNA sequences. The in-licensed patents and applications also cover various aspects related to the platform technology, including base editing systems that employ S. pyogenes Cas9, S. aureus Cas9, Cas9 PAM variants, inactive forms of Cas9, and/or Cas9 nickases, and systems for delivery of base editors. The patents and applications from our in-licensed portfolio for RNA base editing include claims to novel base editors, compositions including the base editor as a component, guide RNAs that target base editors to therapeutically relevant RNA sequences, and methods of using such base editors, including methods of using such base editors for therapeutic indications. The patents and applications from our in-licensed portfolio for Cas12b editing include claims to methods of using Cas12b to modify DNA (e.g., nuclease cleavage of DNA) and engineered and/or non-naturally occurring compositions including Cas12b as a component. The patents and applications from our in-licensed portfolio for delivery technologies include claims to novel lipid-based delivery systems and compositions, viral-based delivery systems and compositions, and methods of using such systems and compositions to deliver base editors. The patents and applications from our in-licensed portfolio for the balance of our platform include claims to compositions and methods for delivery of charged base editor proteins into cells, modification and improvements to the base editing systems including improvements to the nucleotide binding protein component, guide RNA component and base editing enzyme component of the base editing complex, methods for evaluating gene targeting and base editing efficiency and compositions and methods for prime editing. Our current in-licensed patents and patent applications, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2040, excluding any additional term for patent term adjustments or patent term extensions (or the corresponding foreign equivalent). For information related to our in-licensed intellectual property, see the subsection below titled “—Intellectual Property Licenses.”

We also have a nonexclusive license to conduct research activities and an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions. In the case of Cas9, a number of the U.S. patents are subject to an interference declared by the Patent and Trademark office, and a number of the European patents are the subject of one or more oppositions. For more information regarding the risks related to our intellectual property, please see Item 1., Business—Intellectual property—Intellectual property licenses and Item 1A., Risk factors—Risks related to our intellectual property, in this Annual Report on Form 10-K.

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

We also rely on trademark protection for our company name and related designs. As of December 31, 2022, our registered trademark portfolio contained approximately 20 registered/allowed trademarks and pending trademark applications in the United States and in certain overseas jurisdictions.

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

Under the Harvard License Agreement, we are required to use commercially reasonable efforts to develop products incorporating the base editing technology covered in the licensed patents, in accordance with a development plan that we prepared and submitted to Harvard. The development plan includes certain development milestones that we are required to meet, as well as the timelines for the completion thereof, and we may update the development plan from time to time as we believe necessary, in our good faith judgment, for us to meet such milestones. If we are successfully able to gain regulatory approval in any country to introduce a licensed product into the commercial market in such country, then we are also required to use commercially reasonable efforts to commercialize such licensed product and make such licensed product reasonably available to the public. If we fail to meet any of the deadlines for the development milestones, then Harvard may, depending on the nature of the failure and the impacted milestones, either terminate the Harvard License Agreement or our licenses with respect to the applicable licensed product(s), subject to certain exceptions and opportunities for us to cure such failure. Additionally, we are required to meet development milestones for the development of a licensed product covered by certain sub-categories of licensed patents. Failure to achieve milestones with respect to such sub-categories gives Harvard the right to grant third parties non-exclusive licenses under such failed sub-categories.

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

In exchange for the licenses granted to us under the Harvard License Agreement, we initially issued to Harvard 101,363 shares of our common stock and subsequently issued 765,549 shares of our common stock pursuant to anti-dilution rights in the Harvard License Agreement. We are also required to pay to Harvard an annual license maintenance fee ranging from low-to-mid five figures to low six figures, depending on the particular calendar year. Harvard is also entitled to receive potential clinical and regulatory milestones in the mid-to-high eight figure range, and to receive success payments based on increases in the fair market value of our common stock. If we undergo a change of control during the term of the Harvard License Agreement, then certain of the milestone payments would be increased. We paid Harvard a total of $9.0 million upon the completion of our Series A and Series B financings.

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

License Agreement with Editas Medicine, Inc.

In May 2018, we entered into a license agreement, or the Editas License Agreement, with Editas pursuant to which we received an exclusive (even as to Editas), royalty-bearing, sublicensable, worldwide license under certain patent rights owned or controlled by Editas related to certain base editing technologies and CRISPR technology to develop, commercialize, make, have made, use, offer for sale, sell and import certain base editing products for the treatment of human diseases or conditions. The license we received is non-exclusive with respect to certain specified targets. Our licensed field excludes the use of certain gene editing technologies in certain fields of use that have already been licensed to other partners of Editas, provided that our licensed field may expand if the fields licensed to other Editas partners are reduced or are otherwise modified as a result of any termination, expiration, or amendment to Editas’ agreements with such partners. In addition, we received a royalty-free, non-sublicensable, non-exclusive license under a separate set of patent rights owned or controlled by Editas to conduct research activities in our licensed field and for which we have an option to obtain an exclusive license from Editas.

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

Under the Editas License Agreement, we are required to use commercially reasonable efforts to develop a licensed product in our licensed field in each of the United States, Japan, the United Kingdom, or U.K., Germany, France, Italy and Spain. If we are successfully able to gain regulatory approval in any country for a licensed product, then we are also required to use commercially reasonable efforts to commercialize such licensed product in such country. We also have sole control and responsibility over all regulatory activities with respect to the development of licensed products.

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

Upon the execution of the Editas License Agreement, we paid Editas an upfront fee of $180,000. We also issued to Editas 1,833,333 shares of our Series A-1 Preferred Stock and 1,222,222 shares of our Series A-2 Preferred Stock. In addition, if any of our commercial, regulatory, development or sales activities with respect to the licensed products triggers a milestone payment or sublicense income that Editas owes under the Broad/Harvard Head Licenses or the MGH Head Licenses, then we are required to pay Editas the full amount of such milestone payment or sublicense income, as applicable; provided that we will not pay Editas for any sublicense income due as a result of our payment of any option exercise fee to Editas. Aggregate milestone amounts under the Editas License Agreement could equal up to $68.8 million for each product developed and commercialized using rights related to certain base editing technologies and CRISPR technology; in the event we develop and commercialize products covered by claims from the additional patent families licensed or optioned to us under the Editas License Agreement, aggregate milestone payments could equal up to $74.0 million per product. The percentage of sublicense income we would owe under the Editas License Agreement ranges from none to amounts between 10% and 20%. In addition, we agreed to pay for a portion of the annual license maintenance fees and prosecution and maintenance costs that Editas incurs itself or owes under the Broad /Harvard Head Licenses and the MGH Head Licenses with respect to the licensed patents. The upfront fee, equity issuance, and option exercise payments we make to Editas under the Editas License Agreement constitute both consideration for the licenses granted to us under the Editas License Agreement and reimbursement for prosecution and maintenance costs for the licensed patents.

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

Under the Broad License Agreement, we are also required to pay Broad Institute an annual license maintenance fee ranging from the low- to mid-five figures to the low-six figures, depending on the particular calendar year. Broad Institute is also entitled to receive clinical and regulatory milestones totaling in the mid-to-high eight figure range, and to receive success payments based on increases in the fair market value of our common stock.

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

Government regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacturing, packaging, labeling, storage, record keeping, reimbursement, advertising, promotion, distribution, post-approval monitoring and reporting and import and export, pricing and reimbursement of pharmaceutical products, including biological products. Failure to comply with the applicable regulatory requirements at any time during the product development process or post-approval may subject a sponsor for marketing approval to delays in development or approval, as well as administrative and judicial sanctions.

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

The FDA must approve a product candidate for a therapeutic indication before it may be marketed in the United States. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

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

Preclinical studies and investigational new drug application

Before testing any investigational biological product in humans, including a gene editing product candidate, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

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

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and has updated it periodically since that time to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study, among other things. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance, including the clinical trial guidance and updates thereto.

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

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public registry maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the U.S. Department of Health and Human Services’, or HHS’s, long delay in issuing final implementing regulations, the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must submit a pediatric study plan, or PSP, within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The PSP outlines the proposed pediatric study or studies they plan to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The FDA must then review the information submitted, consult with the sponsor, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after FDA’s receipt of the study plan. The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements, under specified circumstances. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

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

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined. Material changes in manufacturing equipment, location, or process post-approval, may result in additional regulatory review and approval. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

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

Review and approval of a BLA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, potency and purity of the investigational product to the satisfaction of the FDA. The fee required for the submission of a BLA under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for fiscal year 2023, this application fee is approximately $3.25 million), and the sponsor of an approved NDA is also subject to an annual program fee, currently more than $394,000 per eligible prescription drug product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of the BLA within 60 days of receipt and must inform the sponsor by that time whether the application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations for applications state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety, purity and potency or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept a BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA may inform the sponsor of certain requirements for information when it accepts the BLA or by the 74th day of the receipt of the BLA. Thereafter, the FDA may submit “information requests” to the sponsor in the course of the agency’s review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application for an investigational product that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of a BLA to extend beyond the PDUFA goal date.

Before approving a BLA, the FDA may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process. Additionally, the FDA may refer the BLA, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the NDA sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the sponsor during the review process.

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

An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor may either resubmit the NDA addressing all of the deficiencies identified in the letter or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

For drugs granted accelerated approval, FDA generally requires sponsors to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. Failure to conduct required post-approval studies with due diligence, failure to confirm a clinical benefit during the post-approval studies, or dissemination of false or misleading promotional materials would allow the FDA to withdraw the product approval on an expedited basis. All promotional materials for product candidates approved under accelerated approval are subject to prior review by the FDA unless FDA informs the sponsor otherwise.

With passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require (i) a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded; (ii) a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed); and (iii) use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

The FDA strictly regulates the advertising and labeling of prescription drug products, including biological products. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. In addition, the sponsor of an approved drug in the United States may not promote that drug for unapproved, or off-label, uses, although a physician may prescribe a drug for an off-label use in accordance with the practice of medicine. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Finally, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the sponsor may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the sponsor to develop additional data or conduct additional preclinical studies and clinical trials. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled clinical trials to demonstrate the product’s safety and efficacy in the new indication. Even if such trials are conducted, the FDA may not approve any expansion of the labeled indications for use in a timely fashion, or at all. There also are continuing, annual user fee requirements that are now assessed as program fees for certain approved drugs.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the agency to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA. Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed. This 12-year exclusivity period is referred to as the reference product exclusivity period and bars approval of a biosimilar but notably does not prevent approval of a competing product pursuant to a full BLA (i.e., containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the product). The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product. The law also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity, and enforceability prior to the approval of the biosimilar.

Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state-regulated, to regulate the use of biosimilars.

Patent term restoration and extension

A patent claiming a new biological product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for a single patent for an approved product as compensation for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date a clinical investigation involving human beings is begun and the submission date of a marketing application less any dime during which the sponsor failed to exercise due diligence, plus the time between the submission date of an application and the ultimate approval date less any dime during which the sponsor failed to exercise due diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs; for federal fiscal year 2023, the standard fee for review of a PMA is $ 441,547 and the small business fee is $110,387.

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

Federal and state data privacy and security laws

There are multiple privacy and data security laws that may impact our business activities in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Any clinical trials we conduct will be regulated by Subpart A of 45 CFR 46, also known as the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. Moreover, new laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, in 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information. Compliance with the CCPA is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which will expand the CCPA to incorporate additional provisions, including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA will also expand personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties. Most CPRA provisions took effect on January 1, 2023, though the obligations apply to any personal information collected after January 1, 2022. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws. Other states will be considering these laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of any products for which we or our collaborators obtain regulatory and marketing approval.

Regulation and procedures governing approval of medicinal products in the EU and the U.K.

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical trial approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or the New Regulation, became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the EU, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

Beyond streamlining the process, the New Regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or the Member States Concerned. Part II is assessed separately by each Member State Concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Member State Concerned. However, overall related timelines will be defined by the New Regulation.

The New Regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

Marketing authorization

To obtain a marketing authorization for a gene therapy product under the EU regulatory system, a sponsor must submit an application via the centralized procedure administered by the European Medicines Agency (EMA). Specifically, the grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the EMA’s Committee for Advance Therapies which provides a draft opinion regarding the application for marketing authorization and which is subject to final approval by the EMA’s Committee for Medicinal Products for Human Use. The European Commission grants or refuses marketing authorization in light of that final approval.

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the Committee for Medicinal Products for Human Use, or CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Conditional approval

In specific circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive; and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

Pediatric studies

Prior to obtaining a marketing authorization in the EU, sponsors must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are provided in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

Orphan drug designation and exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Pediatric Exclusivity

If a sponsor obtains a marketing authorization in all EU member states, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may impact any business operations we may conduct in the EU.

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

The United Kingdom’s withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Trade and Cooperation Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Trade and Cooperation Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Trade and Cooperation Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU.

Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provided for a transitional period during which the United Kingdom was treated like an EU Member State in relation to processing and transfers of personal data. After such period, the United Kingdom became a “third country” under the GDPR. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the U.K. as being “essentially adequate” for purposes of data transfer from the EU to the U.K., although this decision may be re-evaluated in the future.

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
•
the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers and teaching hospitals to the Center for Medicare & Medicaid Services within HHS for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
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

In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, which, among other things, includes changes to the coverage and payment for drug products under government healthcare programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031, with the exception of a temporary suspension and reduction from May 1, 2020 through June 30, 2022, with the 2% reduction resuming thereafter. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription products from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of products from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

In September 2021, acting pursuant to an executive order signed by President Biden, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028 and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Human Capital Resources

Team members

As of December 31, 2022, we had 507 team members employed with us full-time, of which 149 had a M.D. or Ph.D. degree. Of these team members, 301 were engaged in research and development activities, 34 were engaged in clinical activities, 46 were in technical operations, 35 were in quality roles and 91 were in general and administrative roles. None of our team members are represented by a labor union or covered by a collective bargaining agreement.

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

We believe the following priorities are key to realizing this vision:

Engagement

We have a highly engaged team, and we regularly collect feedback to ensure their voices are heard. We do this through a combination of engagement surveys, weekly team meetings, one-on-one interactions, and open forums. In 2022, 94% of our team members participated in the Boston Globe’s Top Places to Work survey. We have received this industry recognition for each of the last three years.

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

Wellness

In order to execute on our human capital strategy, the wellbeing of our team members comes first. To that end, we provide several benefits focused on the various physical, mental, and financial aspects of wellness. For example, during the COVID-19 pandemic, we implemented changes in our business to protect our team members and their families. These changes included flexible working schedules, weekly on-site testing, technology support and mandatory vaccination for all team members.

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

Since inception, we have incurred significant operating losses. Our net loss was $289.1 million, $370.6 million and $194.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $1.1 billion. We have financed our operations primarily through private placements of our preferred stock, proceeds from sales of our common stock and collaboration revenue. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
advance clinical trials, including our BEACON trial and our anticipated trial for BEAM-201;
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
•
finish building and then maintain a commercial-scale cGMP manufacturing facility; and
•
continue to operate as a public company.

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

Our operating expenses have increased and are expected to continue to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate and continue clinical trials of, and seek marketing approval for, product candidates. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.

At December 31, 2022, our cash, cash equivalents, and marketable securities were $1.1 billion. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funding sooner than planned. Our future capital requirements will depend on many factors, including:

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
•
the costs of operating as a public company; and
•
the costs of building, maintaining and expanding our internal manufacturing capacity.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates we may develop.

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

We are an early-stage company. We were founded in January 2017 and began operations in July 2017. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying potential product candidates, undertaking preclinical studies and initiating clinical trials. Many of our product development programs are still in the preclinical or research stage of development, and their risk of failure is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred substantial losses during our history, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, subject to expiration of such carryforwards in the case of carryforwards generated prior to 2018. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as one or more shareholders or groups of shareholders who own at least 5% of the corporation’s equity increasing their ownership in the aggregate by a greater than 50 percentage point change (by value) in their equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. The amount of the annual limitation is determined based on the value of the corporation immediately prior to the ownership change. We have completed a Section 382 study as of December 31, 2021 to evaluate the availability of NOLs as of such date, however, our 382 study may have been incorrect, or we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additional limitations on our ability to utilize our NOLs to offset future taxable income may arise as a result of our corporate structure, whereby NOLs generated by certain of our subsidiaries or controlled entities may not be available to offset taxable income earned by our subsidiaries or other controlled entities. In addition, under legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the amount of post-2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year. The Tax Act generally eliminates the ability to carry back any NOLs to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

Risks related to discovery, development, and commercialization

Base editing is a novel technology that is not yet clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.

We are focused on developing potentially curative medicines utilizing base editing technology. Although there have been significant advances in the field of gene therapy, which typically involves introducing a copy of a gene into a patient’s cell, and gene editing in recent years, base editing technologies are new and largely unproven. The technologies that we have licensed and that we intend to develop and intend to license have not yet completed any clinical trials. The scientific evidence to support the feasibility of developing product candidates based on these technologies is both preliminary and limited, and base editing and delivery modalities for it are novel. Successful development of product candidates by us will require solving a number of issues, including safely delivering a therapeutic into target cells within the human body or in an ex vivo setting, optimizing the efficiency and specificity of such product candidates, and ensuring the therapeutic selectivity of such product candidates. Several biological steps are required for delivery of base editing medicines to translate into therapeutically active medicines. These processing steps may differ between individuals and differ based on the targeted tissue. These differences could lead to variable levels of therapeutic protein, variable activity, immunogenicity, or variable distribution to tissues further increasing the risk inherent in the development of base editing medicines. There can be no assurance we will be successful in solving any or all of these issues, or that we will be able to progress our preclinical studies or clinical trials in accordance with anticipated timelines.

We have concentrated our research efforts to date on preclinical work to bring therapeutics to the clinic for our initial indications, and our future success is highly dependent on the successful development of base editing technologies, cellular delivery methods and therapeutic applications of that technology. While some of the existing gene editing technologies have progressed to clinical trials, they continue to suffer from various limitations, and such limitations may affect our future success. We may decide to alter or abandon our initial programs as new data become available and we gain experience in developing base editing therapeutics. For example, in November 2022, we announced that we have decided to optimize our direct correction, “Makassar” approach, alongside our HPFH approach, for Wave 2 and Wave 3 of our sickle cell disease programs. We cannot be sure that our technologies will yield satisfactory products that are safe and effective, scalable or profitable in our initial indications or any other indication we pursue.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates based on our gene editing platform. Many of our product development programs are still in the research or preclinical stage of development. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval.

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

We focus our research and development efforts primarily on gene editing technologies using base editing. Other companies are also engaged in the research and development of gene editing technologies using zinc finger nucleases, engineered meganucleases, transcription activator-like effector nucleases, Cas9 nucleases, transposon editing, prime editing, “gene writing,” programmable addition via site-specific targeting elements, and others. There can be no certainty that base editing technology will lead to the development of genetic medicines or that other gene editing technologies will not be considered better or more attractive for the development of medicines. Moreover, if we decide to focus primarily on gene editing technologies other than those involving base editing, we cannot be certain we will be able to obtain rights to such technologies. Although all of our founders who currently provide consulting and advisory services to us in the area of base editing technologies have assignment of inventions obligations to us with respect to the services they perform for us, these assignment of inventions obligations are subject to limitations and do not extend to their work in other fields or to the intellectual property arising from their employment with their respective academic and research institutions. To obtain intellectual property rights assigned by these founders to such institutions, we would need to enter into license agreements with such institutions, which may not be available on commercially reasonable terms or at all. Further, while our three founders have non-competition clauses in their respective consulting agreements, the non-competition obligation is limited to the field of base editing for human therapeutics, and our founders have developed and may in the future develop new technologies that are outside of the field of their non-competition obligations but may be competitive to our business. For example, David Liu, Feng Zhang and their respective groups at MIT and the Broad Institute have developed novel gene editing technologies, including transposon editing, base editing and prime editing technologies, outside of the field of their non-competition obligations that may be used to develop products that compete with our business. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We are very early in our development efforts. Many of our product candidates are still in preclinical development or earlier stages and it will be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates to and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have focused our research and development efforts to date on base editing and delivery technology, identifying our initial targeted disease indications and product candidates in these indications. Our future success depends heavily on the successful development of our base editing product candidates and the results of our clinical trials, none of which have yet been completed. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and, if approved, eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to acceptance by the FDA of our INDs and finalizing the trial design based on discussions with the FDA and other regulatory authorities. The FDA has in the past and may again in the future require us to complete additional preclinical studies and satisfy other FDA requests for our clinical trials, causing the start or progress of such trials to be delayed. For example, in July 2022 the FDA informed us that the BEAM-201 IND was placed on clinical hold. We subsequently received a formal clinical hold letter from the FDA, in which the FDA requested additional control data for preclinical studies and further analyses of certain off-target editing experiments. We submitted our response to the FDA in November 2022 and in December 2022, we announced that the FDA had lifted the clinical hold.

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

We have not completed human clinical trials of any of our product candidates. Moreover, there have been only a limited number of clinical trials involving the use of base editing technology similar to our technology. It is impossible to predict when or if any product candidates we develop will prove safe in humans. In the genetic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia, serious blood disorders and death. There can be no assurance that base editing technologies, or components of our product candidates or methods of delivery, will not cause undesirable side effects, as improper editing of a patient’s DNA and other effects could lead to lymphoma, leukemia, or other cancers, other serious conditions or syndromes or other aberrantly functioning cells.

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

In certain of our programs, we plan to use LNPs to deliver our base editors. LNPs have been shown to induce oxidative stress in the liver at certain doses, as well as initiate systemic inflammatory responses that can be fatal in some cases. While we aim to continue to optimize our LNPs, there can be no assurance that our LNPs will not have undesired effects. Our LNPs could contribute, in whole or in part, to one or more of the following: immune reactions; infusion reactions; complement reactions; opsonization reactions; antibody reactions including IgA, IgM, IgE or IgG or some combination thereof; or reactions to the polyethylene glycol from some lipids or polyethylene glycol otherwise associated with the LNP. Certain aspects of our investigational medicines may induce immune reactions from either the mRNA or the lipid as well as adverse reactions within liver pathways or degradation of the mRNA or the LNP, any of which could lead to significant adverse events in one or more of our current or future clinical trials. Many of these types of side effects have been seen for legacy LNPs. There may be uncertainty as to the underlying cause of any such adverse event, which would make it difficult to accurately predict side effects in future clinical trials and would result in significant delays in our programs.

Certain viral vectors that we may use in certain of our base editing programs, including AAV or lentiviruses, which are relatively new approaches used for disease treatment, also have known side effects, and for which additional risks could develop in the future. In past clinical trials that were conducted by others with non-AAV viral vectors, several significant side effects were caused by gene therapy treatments, including reported cases of leukemia and death. For example, in February 2021, bluebird bio reported a suspected unexpected serious adverse reaction, or SUSAR, of acute myeloid leukemia, and a SUSAR of myelodysplastic syndrome in its Phase 1/2 clinical trial of LentiGlobin, a gene therapy using a lentiviral vector for the treatment of sickle cell disease, which resulted in the FDA placing a temporary clinical hold on the trial and the temporary suspension of the conditional marketing authorization by the EMA of ZYNTEGLO (beti-cel), which also uses a lentiviral vector, for patients 12 years and older with transfusion-dependent beta thalassemia who do not have a β0/β0 genotype, for whom HSC transplantation is appropriate, but HLA related HSC donor is not available. Other potential side effects of viral vectors could include an immunologic reaction and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. If the vectors we use demonstrate a similar side effect, or other adverse events, we may be required to halt or delay further clinical development of any potential product candidates using such technology. Furthermore, the FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events. Such delayed adverse events may occur in other viral vectors, including AAV vectors, at a lower rate.

In addition to side effects and adverse events caused by our product candidates, the conditioning administration process or related procedures which may be used in our electroporation pipeline also can cause adverse side effects and adverse events. Additionally, we are developing alternative conditioning regimes and we cannot predict if such regimes will be compatible with our product candidates. If in the future we are unable to demonstrate that such adverse events were not caused by the conditioning regimens used, or administration process or related procedure, the FDA, the European Commission, EMA or other regulatory authorities could order us to cease further development of, or deny or limit approval of, our product candidates using such regimens, processes or procedures for any or all target indications. Even if we are able to demonstrate that adverse events are not related to the product candidate or the administration of such product candidate, such occurrences could affect patient recruitment, the ability of enrolled patients to complete the clinical trial, or the commercial viability of any product candidates that obtain regulatory approval.

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

Additionally, if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any product candidate that we develop, several potentially significant negative consequences could result, including:

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

We have not tested many of our proposed delivery modalities and product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in clinical trials.

We have not tested many of our proposed delivery modalities in clinical trials. For example, in certain of our base editing programs we intend to use novel viral technologies to deliver the base editor and guide RNA constructs of product candidates, however, the scientific evidence to support the feasibility of developing product candidates based on these technologies is both preliminary and limited. We also intend to use LNPs to deliver some of our base editors. While LNPs have been used in certain approved therapeutics, they have not been used in any approved gene editing therapy, such as base editors. Furthermore, as with many viral-mediated gene therapy approaches, certain clinical trial patients’ immune systems might prohibit the successful delivery, thereby potentially limiting treatment outcomes of these patients. Even if initial clinical trials in any of our product candidates are successful, these product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials.

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

Any such adverse events may cause us to delay, limit, or terminate ongoing or planned clinical trials, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Because we have limited financial, scientific and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may conduct clinical trials at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.

We may conduct one or more clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The FDA must be able to validate the data from the trial through an onsite inspection, if necessary. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, whether the FDA accepts the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

In addition, conducting clinical trials outside the United States could have a significant adverse impact on us. Risks inherent in conducting international clinical trials include:

•
clinical practice patterns and standards of care that vary widely among countries;
•
non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials;

•
administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema;
•
foreign exchange fluctuations; and
•
diminished protection of intellectual property in some countries.

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

There are several other companies utilizing CRISPR/Cas9 nuclease technology, including Caribou Biosciences, Editas Medicine, CRISPR Therapeutics, Intellia Therapeutics, Arbor Biotechnologies, Metagenomi, and Mammoth Biosciences. Several additional companies utilize other nuclease-based gene editing technologies, including Zinc Fingers, Arcuses, and TAL Nucleases, which includes Sangamo Biosciences, Precision BioSciences, bluebird bio, Allogene Therapeutics, and Cellectis. Additionally, newer gene editing modalities are emerging, including from Prime Medicine, Tessera Therapeutics, Shape Therapeutics, Scribe Therapeutics, Korro Bio, Tome Biosciences, PerkinElmer (formerly Horizon Discovery) and Intellia Therapeutics. PerkinElmer, Metagenomi and Intellia Therapeutics are developing base editing technology and Tessera Therapeutics is utilizing mobile genetic elements for gene editing. In addition, we face competition from companies utilizing various gene therapy, epigenetic modulation, oligonucleotide, and CAR-T therapeutic approaches.

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

Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government authorities or healthcare program, private health plans, and other organizations. Government authorities and third-party payors, such as private health plans, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, the Inflation Reduction Act of 2022, or IRA was recently signed into law. The IRA includes several provisions that may impact our business, including provisions that impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. We cannot yet predict the effect the IRA will have on our business and the healthcare industry in general.

Increasingly, third-party payors are also challenging the prices charged for medical products and requiring that drug companies provide them with predetermined discounts from list prices. Novel medical products, if covered at all, may be subject to enhanced utilization management controls designed to ensure that the products are used only when medically necessary. Such utilization management controls may discourage the prescription or use of a medical product by increasing the administrative burden associated with its prescription or creating coverage uncertainties for prescribers and patients. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research and product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. Further, while we carry biological or hazardous waste insurance coverage, such insurance coverage may not be adequate to cover losses, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Furthermore, we intend to use novel viral technologies to deliver the base editor and guide RNA constructs of product candidates, however scientific evidence to support the feasibility of developing product candidates based on these technologies is both preliminary and limited.

We also may encounter problems hiring and retaining the experienced scientific, quality control, and manufacturing personnel needed to manage our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

Given the nature of biologics manufacturing, there is a risk of contamination during manufacturing. Any contamination could materially harm our ability to produce product candidates on schedule and could harm our results of operations and cause reputational damage. Some of the raw materials that we anticipate will be required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall, or restriction on the use of biologically derived substances in the manufacture of any product candidates we may develop could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations, and prospects.

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

Risks related to our relationships with third parties

We rely on and expect to continue to rely on third parties to manufacture components of our product candidates we may develop, conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing.

We rely on and expect to continue to rely on third parties, such as CMOs, CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct some aspects of our research and preclinical testing, to manufacture components of our product candidates and to conduct our clinical trials. Any of these third parties may terminate their engagements with us at any time under certain criteria. If we need to enter into alternative arrangements, it may delay our product development activities.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA, EMA and other regulatory authorities require us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. In the United States, we also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

Although we design the clinical trials for our product candidates, we rely on and expect to continue to rely on CROs to conduct some or all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct preclinical studies and clinical trials also results in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We currently rely on third-party manufacturers for the manufacture of our materials for preclinical studies and clinical trials, and may continue to do so for at least a portion of the manufacturing process for our research programs, preclinical studies, clinical testing and for commercial supply of any product candidates that we may develop and for which we or our collaborators obtain marketing approval. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on an order-by-order basis.

While we have built a manufacturing facility designed to support manufacturing for our ex vivo cell therapy programs in hematology and oncology and in vivo non-viral delivery programs for liver diseases in Research Triangle Park, North Carolina, this facility is not yet capable of cGMP operations and we cannot be certain that we will be able to build out our internal manufacturing capacity, or on the timeliness we expect.

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

We helped launch a new company, Orbital Therapeutics, Inc., and are exposed to risks associated with the launch of the new company, including that we may not realize the advantages we expect from it.

In September 2022, we helped launch Orbital Therapeutics Inc., or Orbital, in collaboration with ARCH Venture Partners, with a goal of advancing ribonucleic acid, or RNA, medicines. In connection with the Orbital launch, we entered into a license and collaboration agreement, or the Orbital Agreement, with Orbital pursuant to which we and Orbital each granted the other licenses to certain technology controlled by it necessary or reasonably useful for the non-viral delivery or the design or manufacture of RNA for the prevention, treatment or diagnosis of human disease. In addition, concurrently with our entry into the Orbital Agreement, Orbital issued us 75 million shares of its common stock. ARCH Venture Partners is also a stockholder of Orbital, two of our directors affiliated with ARCH Venture Partners, Kristina Burow and John Maraganore, as well as John Evans, our Chief Executive Officer, are members of the board of directors of Orbital, and our President, Dr. Giuseppe Ciaramella, is the interim chief executive officer of Orbital and is a member of its board of directors.

Because of our minority ownership in Orbital, we have a lesser degree of control over its business operations, thereby potentially subjecting us to additional the financial, legal, operational and compliance risks. In addition, the controlling shareholders or management of Orbital may have business interests, strategies or goals that are inconsistent with ours. These risks include the possibility that Orbital or such other stockholders have economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; are in a position to take action contrary to our instructions, requests, policies or objectives; subject us to unexpected liabilities or risks; take actions that reduce our return on investment; act in a manner that compromises our key licensed rights, or important intellectual or other rights that we own or license; or take actions that harm our reputation or restrict our ability to run our business. Furthermore, as a result of our ownership in Orbital, we may in the future be required to include Orbital’s financial information in our consolidated financial results. We have not previously included a minority-owned subsidiary in our financial statements and we would therefore be subject to increased risk in accurately representing and incorporating Orbital financial statements into our own, which could result in delayed filings with the SEC and the finding of a material or significant weakness, among others. This could result in harmful consequences to our business, including an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our base editing platform technology and product candidates in the future. Some licenses granted to us are expressly subject to certain preexisting rights held by the licensor or certain third parties. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in certain territories or fields. For example, certain licensed patents developed by employees of the Howard Hughes Medical Institute, or HHMI, and subsequently assigned to Harvard and licensed to us under the Harvard License Agreement remain subject to a non-exclusive license between Harvard and HHMI. The Editas License Agreement provides that our field of use excludes the use of certain gene editing technologies for the diagnosis, treatment, and prevention of human cancers through certain engineered T-cells, which are licensed to Juno Therapeutics, Inc. (a subsidiary of Bristol-Myers Squibb Company). If we determine that rights to such excluded field are necessary to commercialize any of our product candidates or maintain our competitive advantage, we may need to obtain a license from such third party in order to continue developing, manufacturing or marketing our product candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or others the chance to access technology that is important to our business.

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

We have in-licensed a number of issued U.S. patents and patent applications that cover base editing and gene targeting technologies, as well as our delivery platform technology. We have applied for provisional patent applications or Patent Cooperation Treaty, or PCT, applications intended to specifically cover our base editing platform technology and uses with respect to treatment of particular diseases and conditions, and currently own three issued U.S. patents. We have applied for provisional patent applications or PCT applications intended to specifically cover our delivery platform technology but do not currently own any issued U.S. patents. Each U.S. provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the intentions disclosed in the associated provisional patent applications. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect our base editing platform technology, delivery platform technology or our product candidates, or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable. Any failure to obtain or maintain patent protection with respect to our base editing platform technology, delivery platform technology and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Likewise, our currently owned patents and patent applications, if issued as patents, and in-licensed patents and patent applications, if issued as patents, directed to our proprietary base editing technologies and our product candidates are expected to expire from 2034 through 2044, without taking into account any possible patent term adjustments or extensions. Our owned or in-licensed patents may expire before, or soon after, our first product candidate achieves marketing approval in the United States or foreign jurisdictions. Additionally, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current in-licensed patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

On June 21, 2021, the PTAB declared an interference (U.S. Interference No. 106,133) between the same 14 U.S. patents and two U.S. patent applications (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,889,418; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; and 9,840,713, and U.S. Serial Nos. 14/704,551 and 15/330,876, co-owned by the Boston Licensing Parties) as named in the interference with Toolgen, and one U.S. patent application (U.S. Serial Nos. 15/456,204) that is owned by Sigma-Aldrich Co., LLC, or Sigma-Aldrich. In the declared interference, the Boston Licensing Parties have been designated as the junior party and Sigma-Aldrich has been designated as the senior party. In September 2021, the PTAB issued an order on preliminary motions, granting, deferring, dismissing, or denying, certain motions proposed by the Boston Licensing Parties and Sigma-Aldrich. An oral hearing in the priority phase of U.S. Interference No. 106,133 was held on November 21, 2022. On December 14, 2022, the PTAB issued a decision on preliminary motions denying or dismissing certain motions proposed by the Boston Licensing Parties and Sigma-Aldrich and issued an order suspending proceedings in the priority phase of the interference. We cannot predict with any certainty when a decision will be made.

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

In each of our license agreements, we are generally responsible for bringing any actions against any third party for infringing on the patents we have licensed. Certain of our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of or base editing platform technology, delivery platform technology or product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and growth prospects. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates, and we expect to seek to expand our product candidate pipeline in part by in-licensing the rights to key technologies. The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to additional product candidates and technologies. Although we have succeeded in licensing technologies from third party licensors, including Harvard, Broad Institute, Editas, and Bio Palette in the past, we cannot assure you that we will be able to in-license or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all.

For example, our agreements with certain of our third-party licensors provide that our field of use excludes particular fields, for example, the use of certain gene editing technologies for the diagnosis, treatment, and prevention of human cancers through certain engineered T-cells, which are licensed exclusively or non-exclusively to a third-party licensee. If we determine that rights to such fields are necessary to commercialize our drug candidates or maintain our competitive advantage, we may need to obtain a license from such third party in order to continue developing, manufacturing or marketing our drug candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our drug candidates or allow our competitors or others the chance to access technology that is important to our business.

Furthermore, there has been extensive patenting activity in the fields of gene editing and delivery technologies, and pharmaceutical companies, biotechnology companies, and academic institutions are competing with us or are expected to compete with us in the fields of gene editing and delivery technologies and filing patent applications potentially relevant to our business and we are aware of certain third-party patents, as well as patent applications that, if issued, may allow the third party to circumvent our patent rights. For example, we are aware of several third-party patents, and patent applications that, if issued, may be construed to cover our base editing technology, delivery technology and product candidates. In order to market our product candidates, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for product candidates we may develop and base editing and delivery technologies. We may also require licenses from third parties for additional non-base editing technologies, including additional delivery methods that we are evaluating for use with product candidates we are developing and may develop in the future. In addition, some of our owned patents and patent applications and in-licensed patents and patent applications are co-owned with third parties. With respect to any patents co-owned with third parties, we may require licenses to such co-owners’ interest to such patents. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. The extensive patent filings related to CRISPR and Cas make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our base editing platform technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our base editing platform technology and product candidates. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, or the University of California Portfolio, which contains multiple patents and pending applications directed to gene editing. The University of California portfolio includes, for example, U.S. Patent Nos. 10,266,850; 10,227,611; 10,000,772; 10,113,167; 10,301,651; 10,308,961; 10,337,029; 10,351,878; 10,407,697; 10,358,659; 10,358,658; 10,385,360; 10,400,253; 10,421,980; 10,415,061; 10,428,352; 10,443,076; 10,487,341; 10,513,712; 10,519,467; 10,526,619; 10,533,190; 10,550,407; 10,563,227; 10,570,419; 10,577,631; 10,597,680; 10,612,045; 10,626,419; 10,640,791; 10,669,560; 10,676,759; 10,752,920; 10,774,344; 10,793,878; 10,900,054; 10,982,230; 10,982,231; 10,988,780; 10,988,782; 11,001,863; 11,008,589; 11,008,590; 11,028,412; 11,186,849; 11,242,543; 11,274,318; 11,293,034;11,332,761; 11,401,532; 11,473,108; 11,479,794; 11,549,127 which are expected to expire around March 2033, excluding any additional term for patent term adjustment, or PTA, or patent term extension, or PTE, and any disclaimed term for terminal disclaimers. The University of California portfolio also includes numerous additional pending patent applications. If these patent applications issue as patents, they are expected to expire around March 2033, excluding any PTA, PTE, and any disclaimed term for terminal disclaimers. As discussed above, certain applications in the University of California Portfolio are currently subject to U.S. Interference No. 106,115 with certain U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties to which we have an option under the Editas License Agreement. Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain members of the University of California Portfolio are being opposed in Europe by multiple parties. For example, the EPO Opposition Division has initiated opposition proceedings against European Patent Nos. EP2,800,811 B1, and EP3,241,902 B1and EP3401400 B1, which are estimated to expire in March 2033 (excluding any patent term adjustments or extensions). The opposition procedure before the EPO allows one or more third parties to challenge the validity of a granted European patent within nine months after grant date of the European patent. Opposition proceedings may involve issues including, but not limited to, priority, patentability of the claims involved, and procedural formalities related to the filing of the patent application. As a result of the opposition proceedings, the Opposition Division can revoke a patent, maintain the patent as granted, or maintain the patent in an amended form. Most of the claims of European patent EP 2,800,811 B1 were maintained without amendment by the Opposition Division, but this decision is being appealed. In April 2021, the claims of European patent EP3,241,902 B1 were revoked in their entirety, and that decision is not being appealed. In February 2022, the claims of European patent EP3,401,400 B1 were maintained in amended form by the Opposition Division, and this decision is being appealed. If these patents are maintained by the Opposition Division with claims similar to those that are currently opposed, our ability to commercialize our product candidates may be adversely affected if we do not obtain a license to these patents. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

For example, we received correspondence from a research institution regarding a confidentiality agreement between such institution and us. The confidentiality agreement related to certain technology that we evaluated for development in connection with certain of our programs. The correspondence alleges that we breached the terms of the confidentiality agreement, misappropriated trade secret and other confidential information of such institution, engaged in unfair and deceptive trade practices, and were unjustly enriched in connection with developing our therapeutics, including BEAM-102 and our Alpha-1 Antitrypsin Deficiency therapeutic candidate (which we now refer to as BEAM-302). The research institution claims that it is entitled to monetary damages (including damages for the apportioned value of our company and enhanced damages for an alleged willful violation) and certain ongoing royalty and/or milestone payments related to the technology that is the subject of the alleged breaches of contract, among other possible remedies. We made a settlement proposal, which was rejected, and we expect to continue to engage in communication with the research institution. We cannot predict whether we will be able to reach a settlement relating to such claims or whether we would prevail in any litigation or action related to them. Moreover, any litigation may result in negative publicity, regardless of its outcome, and may subject us to significant liability for monetary damages and have a material adverse effect on our business, financial position, and results of operations. For further information, see Note 6 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

As we are initially seeking to identify and develop product candidates to treat diseases using novel technologies, there is heightened risk that the FDA, the EMA or other regulatory authority may not consider the clinical trial endpoints that we propose to provide clinically meaningful results. Even if the endpoints are deemed clinically meaningful, we may not achieve these endpoints to a degree of statistical significance, particularly because many of the diseases we are targeting with our platform, including T-cell acute lymphoblastic leukemia, glycogen storage disorder and Stargardt disease, have small patient populations, making development of large and rigorous clinical trials more difficult. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the EU and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No gene editing therapeutic product has been approved in the United States or in Europe, and only a limited number of gene therapy products have received marketing authorization or marketing approval from the European Commission or the FDA. Some of these products have taken years to register and have had to address significant issues in their post-marketing experience.

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

As we advance any product candidates we develop through clinical development, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of any product candidates we may develop or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue.

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

In addition, following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. After lapse of a transition period, the United Kingdom is no longer part of the European Single Market and European Union Customs Union as of January 1, 2021. A trade and cooperation agreement that outlines the future trading relationship between the United Kingdom and the EU was agreed to in December 2020 and entered into force on May 1, 2021. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the HMR as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU. Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations.

Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure. However, it is unclear whether the MHRA in the United Kingdom is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive after such time. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

In the EU, we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and where the sponsor intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables a sponsor to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

Separately, FDA operations have recently been disrupted due to the COVID-19 pandemic. In the event FDA operations are further disrupted, the FDA may not be able to ensure timely reviews of applications for medical products in line with its user fee performance goals. Regulatory authorities outside the U.S. may also experience delays in their regulatory activities as a result of the COVID-19 pandemic or other health emergencies. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

If an emergency related disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future emergency-related disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the agency to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

In March 2010, the United States Congress enacted the 2010 Patient Protection and Affordable Care Act, or the PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 with the exception of a temporary suspension and reduction from May 1, 2020 through June 30, 2022, with a 2% reduction thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a SIP to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Infrastructure Investment and Jobs Act to January 1, 2026 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

In September 2021, acting pursuant to an executive order signed by President Biden, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028 and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

Our future success depends on our ability to retain our Chief Executive Officer, President, other key executives and to attract, retain, and motivate qualified personnel.

We are highly dependent on John Evans, our Chief Executive Officer, and Dr. Giuseppe Ciaramella, our President, as well as the other principal members of our management and scientific teams. Mr. Evans, Dr. Ciaramella and such other principal members are employed “at will,” meaning we or they may terminate the employment at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development, and commercialization objectives.

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

Public health epidemics, such as COVID-19 or a similar pandemic, epidemic, or outbreak of an infectious disease, could materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates. The extent to which COVID-19 may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the existence and extent of travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, the effectiveness of actions taken in the U.S. and other countries to contain and treat COVID-19, periodic spikes in infection rates, new strains of the virus that causes outbreaks of COVID-19, and the broad availability of effective vaccines and therapeutics.

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
•
limitations on the availability of preclinical and clinical trial sites, researchers and investigators, regulatory agency personnel, and materials;
•
limitations on our business operations by local, state, or the federal government that could impact our ability to conduct our preclinical and clinical activities;
•
limitations on travel that could hinder our timelines;
•
interruption in global shipping affecting the transport of key materials;
•
interruption of, or delays in receiving, key materials from our CMOs due to staffing shortages, production slowdowns or stoppages, increased demand from third parties for key materials related to COVID-19 research and vaccine development and disruptions in delivery systems; and
•
disruptions to our third-party suppliers, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the impacts of COVID-19, disruptions impacting global supply, the conflict between Russia and Ukraine and related sanctions against Russia, increasing inflation rates and interest rate changes. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have leased approximately 38,203 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in 2028 and approximately 130,258 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in 2034. Additionally, we entered into a lease agreement with Alexandria Real Estate Equities, Inc. to build a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The lease will expire on the fifteenth anniversary of our occupancy of the facility, which occurred in December 2022, and we have an option to extend the lease term for two five-year terms. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders

As of February 22, 2023, there were approximately 32 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The graph set forth below compares the cumulative total stockholder return on our shares of common stock between February 6, 2020 (the date of our initial public offering) and December 31, 2022, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on February 6, 2020 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph uses the closing sales price of our common stock of $18.75 per share on February 6, 2020 as the initial value of our common stock and not the initial offering price to the public of $17.00 per share. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of equity securities by the issuer or affiliated purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2022.

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

Overview

We are a biotechnology company committed to establishing the leading, fully integrated platform for precision genetic medicines. Our vision is to provide life-long cures to patients suffering from serious diseases. To achieve this vision, we have assembled a platform that includes a suite of gene editing and delivery technologies and are establishing internal manufacturing capabilities. Our suite of gene editing technologies is anchored by our proprietary base editing technology, which potentially enables a differentiated class of precision genetic medicines that target a single base in the genome without making a double-stranded break in the DNA. This approach uses a chemical reaction designed to create precise, predictable and efficient genetic outcomes at the targeted sequence. Our proprietary base editors have two principal components: (i) a clustered regularly interspaced short palindromic repeats, or CRISPR, protein, bound to a guide RNA, that leverages the established DNA-targeting ability of CRISPR, but is modified to not cause a double-stranded break, and (ii) a base editing enzyme, such as a deaminase, which carries out the desired chemical modification of the target DNA base. We believe this design contributes to a more precise and efficient edit compared to traditional gene editing methods, which operate by creating targeted double-stranded breaks in the DNA that can result in unwanted DNA modifications. We believe that the precision of our editors will dramatically increase the impact of gene editing for a broad range of therapeutic applications.

To unlock the full potential of our base editing technology across a wide range of therapeutic applications, we are pursuing a broad suite of both clinically validated and novel delivery modalities, depending on tissue type, including both ex vivo approaches in our hematology and immunology-oncology portfolios as well as in vivo approaches across our programs.

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

Manufacturing

To realize the full potential of base editors as a differentiated class of medicines and to enable our parallel investment strategy in multiple delivery modalities, we are building customized and integrated capabilities across discovery, manufacturing, and preclinical and clinical development. Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we are establishing our own manufacturing facility, which will provide us the flexibility to manufacture a variety of different product modalities. We believe this investment will maximize the value of our portfolio and capabilities, the probability of technical success of our programs, and the speed at which we can provide potentially life-long cures to patients.

We have a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The facility became operational in the first quarter of 2023, and we expect it to initiate cGMP operations in late 2023. The project is facilitated, in part, by a Job Development Investment Grant approved by the North Carolina Economic Investment Committee, which authorizes potential reimbursements based on new tax revenues generated through the project. The facility is designed to support manufacturing for our ex vivo cell therapy programs in hematology and oncology and in vivo non-viral delivery programs for liver diseases, with the capability to scale-up to support potential commercial supply.

For our initial waves of clinical trials, we expect to use CMOs with relevant manufacturing experience in genetic medicines alongside our internal manufacturing capabilities.

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

COVID-19

While the COVID-19 pandemic did not significantly impact our business or results of operations during the year ended December 31, 2022, the extent to which the COVID-19 pandemic or any other public health emergency impacts our business, our corporate development objectives, results of operations and financial condition in future periods will depend on developments that are uncertain. Disruptions to the global economy and supply chain, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic or other health emergencies could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

For a more detailed discussion of risks related to COVID-19 and other health emergencies, please see Part II, Item 1A, Risk factors—General risk factors, in this Annual Report on Form 10-K.

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

We are an early-stage company, and the majority of our programs are at a preclinical or early clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the years ended December 31, 2022, 2021 and 2020 were $289.1 million, $370.6 million and $194.6 million, respectively. As of December 31, 2022, we had an accumulated deficit of $1.1 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors, including the LNP technology we acquired through our acquisition of Guide; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

Revenue Recognition

In April 2019, we entered into a collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, a company focused on gene editing for cardiovascular disease treatments. In June 2021, we entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of our base editing technology to discover new treatments for complement system-driven diseases. In October 2021, we entered into an option and license agreement, or the Sana Agreement, with Sana Biotechnology, Inc., or Sana, pursuant to which we granted Sana non-exclusive research and development and commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. In December 2021, we entered into a four-year research collaboration agreement, or the Pfizer Agreement, with Pfizer Inc., or Pfizer, focused on in vivo base editing programs for three targets for rare genetic diseases of the liver, muscle and central nervous system. In September 2022, we entered into a License and Research Collaboration Agreement, or the Orbital Agreement, with Orbital Therapeutics, Inc., or Orbital, a newly formed entity focused on advancing non-viral delivery and RNA technologies.

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the years ended December 31, 2022, 2021, and 2020, we recognized $60.9 million, $51.8 million and $24,000 respectively, of revenue from our license and collaboration agreements.

For additional information about our revenue recognition policy, see Note 2 and Note 11 of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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
•
expenses incurred in connection with our clinical trials, including CRO costs and costs related to study preparation;
•
expenses incurred in connection with regulatory filings;
•
expenses incurred in connection with the building of our base editing platform;
•
the cost of manufacturing for use in our preclinical studies, IND-enabling studies and clinical trials;
•
laboratory supplies and research materials; and
•
facilities, depreciation and other expenses which include direct and allocated expenses.

Our external research and development expenses support our various preclinical and clinical programs. Our internal research and development expenses consist of employee-related expenses, facility-related expenses, and other indirect research and development expenses incurred in support of overall research and development. We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the benefits are consumed.

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

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Years Ended December 31,
	2022	2021	Change
License and collaboration revenue	$60,920	$51,844	$9,076
Operating expenses:
Research and development	311,594	387,087	(75,493)
General and administrative	87,805	57,222	30,583
Total operating expenses	399,399	444,309	(44,910)
Loss from operations	(338,479)	(392,465)	53,986
Other income (expense):
Change in fair value of derivative liabilities	23,900	(1,000)	24,900
Change in fair value of non-controlling equity investments	20,200	17,690	2,510
Change in fair value of contingent consideration liabilities	18,904	5,146	13,758
Interest and other income (expense), net	15,297	(9)	15,306
Total other income (expense)	78,301	21,827	56,474
Net loss before income taxes	(260,178)	(370,638)	110,460
Provision for income taxes	(3,410)	—	(3,410)
Loss from equity method investment	(25,500)	—	(25,500)
Net loss	$(289,088)	$(370,638)	$81,550

License and collaboration revenue

License and collaboration revenue was approximately $60.9 million for the year ended December 31, 2022 compared to approximately $51.8 million for the year ended December 31, 2021. License and collaboration revenue recorded in 2022 represents revenue recorded under the Pfizer, Apellis, Orbital and Verve Agreements. In 2021, we recorded $50.0 million of license revenue related to the Sana Agreement as well as revenue related to the Apellis and Verve Agreements.

Research and development expenses

Research and development expenses were $311.6 million and $387.1 million for the years ended December 31, 2022 and 2021, respectively. The following table summarizes our research and development expenses for the years ended December 31, 2022 and December 31, 2021, together with the changes in those items in dollars (in thousands):

	Years Ended December 31,
	2022	2021	Change
External research and development expenses	$111,831	$78,232	$33,599
In-process research and development	—	154,953	(154,953)
Employee related expenses	89,547	47,823	41,724
Facility and IT related expenses	54,048	36,744	17,304
Stock-based compensation expense	52,004	26,644	25,360
Other expenses	4,164	42,691	(38,527)
Total research and development expenses	$311,594	$387,087	$(75,493)

The decrease of $75.5 million was primarily due to the following:

•
A decrease of $155.0 million of in-process research and development expense due to an asset acquired from Guide during the year ended December 31, 2021, that was determined to have no alternative future use; and
•
A decrease of $38.5 million in other expenses, primarily related to decreases in sublicense expenses related to the Apellis, Sana and Pfizer Agreements and related milestones, as well as a decrease in amortization expense related to intangible assets acquired from Guide.

The decrease was partially offset by the following:

•
An increase of $41.7 million of employee related expenses and $17.3 million of facility and IT related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 279 at December 31, 2021 to 416 at December 31, 2022, and their related activities, as well as the expense allocated to research and development related to our leased facilities;
•
A $33.6 million increase in external research and development expenses driven by a $19.7 million increase in outsourced services, due primarily to animal studies conducted to further our LNP platform, IND enabling activities for lead programs and clinical and manufacturing expenses for BEAM-101. Also contributing to the rise in external research and development expenses is an increase of $13.9 million in lab supplies due to the movement of our lead programs into IND-enabling activities and continued investment in platform and discovery efforts.

•
An increase of $25.4 million in stock-based compensation from additional stock options and restricted stock units granted due to the increase in the number of research and development employees and additional grants given to existing employees.

Research and development expenses are expected to continue to increase as we advance clinical trials for BEAM-101 and BEAM-201, advance preclinical studies for BEAM-301 and BEAM-302, continue our current research programs, initiate new research programs, continue the preclinical and clinical development of our product candidates and conduct any future preclinical studies and begin to enroll patients in and conduct clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $87.8 million and $57.2 million for the years ended December 31, 2022 and 2021, respectively. The increase of $30.6 million was primarily due to the following:

•
An increase of $15.4 million in stock-based compensation from additional stock options and restricted stock units granted due to an increase in the number of general and administrative employees from 62 employees as of December 31, 2021 to 91 employees as of December 31, 2022, and additional grants given to existing employees, offset by a decrease in the value of our common stock;
•
An increase of $10.9 million in personnel related costs due to the increase in the number of general and administrative employees; and
•
An increase of $4.4 million in legal costs primarily due to a $3.4 million accrual in connection with a dispute with a research institution and legal fees incurred in connection with business development activities; see Note 6 to our consolidated financial statements for more information regarding the dispute.

Change in fair value of derivative liabilities

During the year ended December 31, 2022, we recorded $23.9 million of other income related to the change in fair value of the success payment liabilities as compared to $1.0 million of expense for the year ended December 31, 2021, driven by the decline in the price of our common stock. A portion of the success payments was paid in June 2021; the remaining success payment obligations are still outstanding as of December 31, 2022 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the years ended December 31, 2022 and 2021, we recorded other income of $20.2 million and $17.7 million, respectively, driven by changes in the value of our investments in Prime and Verve.

Change in contingent consideration liabilities

During the years ended December 31, 2022 and 2021, we recorded $18.9 million and $5.1 million, respectively, of other income related to the change in fair value of the Guide technology and product contingent consideration liabilities as a result of an update in project timelines and the expected probability of achievement of the milestones.

Interest and other income (expense), net

Interest and other income (expense), net was $15.3 million of other income for the year ended December 31, 2022 as compared to $9,000 of expense for the year ended December 31, 2021. The increase was primarily due to increases in interest income driven by increased market rates and growth of our portfolio.

Provision for income taxes

We recorded an income tax provision of $3.4 million for the year ended December 31, 2022. The provision is primarily attributable to the recognition of revenue for tax purposes under the collaboration agreements with Apellis and Pfizer, which were deferred in 2021 for tax purposes as well as the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years. There was no income tax provision recorded during the year ended December 31, 2021.

Loss from equity method investment

We record our share of gains or losses from Orbital on a quarterly basis. For the year ended December 31, 2022, we recorded a loss from equity method investment of $25.5 million in association with a basis difference attributable to Orbital's in-process research and development with no alternative future use, which was immediately expensed as of the date of this investment. As of December 31, 2022, the investment had been written down to zero. See Notes 2 and 8 to our consolidated financial statements for more information regarding the equity method of accounting.

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

License revenue

License and collaboration revenue was approximately $51.8 million for the year ended December 31, 2021 compared to approximately $24,000 for the year ended December 31, 2020. License and collaboration revenue recorded in 2021 represents revenue recorded under the Sana, Apellis, and Verve Agreements. License and collaboration revenue recorded in 2020 represents revenue recorded under the Verve Agreement.

Research and development expenses

Research and development expenses were $387.1 million and $103.2 million for the years ended December 31, 2021 and 2020, respectively. The following table summarizes our research and development expenses for the years ended December 31, 2021 and December 31, 2020, together with the changes in those items in dollars (in thousands):

	Years Ended December 31,
	2021	2020	Change
External research and development expenses	$78,232	$41,340	$36,892
In-process research and development	154,953	—	154,953
Employee related expenses	47,823	25,423	22,400
Facility and IT related expenses	36,744	15,753	20,991
Stock-based compensation expense	26,644	11,199	15,445
Other expenses	42,691	9,464	33,227
Total research and development expenses	$387,087	$103,179	$283,908

The increase of $283.9 million was primarily due to the following:

•
A $155.0 million increase of in-process research and development expense due to an asset acquired from Guide during the year ended December 31, 2021, that was determined to have no alternative future use;
•
A $36.9 million increase in external research and development expenses due primarily to outsourced services focused on IND-enabling manufacturing activities, toxicology studies and clinical readiness spend for our lead programs as well as an increase in lab supplies driven by IND-enabling activities and continued investment in platform and discovery efforts;
•
An increase of $33.2 million in other expenses primarily related to increases in non-royalty sublicense income payment obligations to our licensors;
•
Increases of $22.4 million and $21.0 million in employee related expenses and facility related expenses, respectively. These increases were due to the growth in the number of research and development employees from 149 at December 31, 2020 to 279 at December 31, 2021, and their related activities, as well as the expense allocated to research and development related to our leased facilities; and
•
An increase of $15.4 million in stock-based compensation from additional stock options and restricted stock units granted due to the increase in the number of research and development employees, and additional grants given to existing employees, as well as an increase in the value of our common stock.

General and administrative expenses

General and administrative expenses were $57.2 million and $29.6 million for the years ended December 31, 2021 and 2020, respectively. The increase of $27.6 million was primarily due to the following:

•
An increase of $12.8 million in stock-based compensation from additional stock options and restricted stock units granted due to an increase in the number of general and administrative employees from 32 employees as of December 31, 2020 to 62 employees as of December 31, 2021, and additional grants given to existing employees, as well as an increase in the value of our common stock;
•
Increases of $9.3 million in personnel related costs and $1.3 million in facility related costs, including depreciation costs, due to the increase in the number of general and administrative employees, as well as the expense allocated to general and administrative expenses related to our leased facilities;
•
An increase of $3.2 million in legal costs primarily due to legal fees incurred in connection with our acquisition of Guide, as well as legal fees incurred in connection with the Apellis, Sana and Pfizer Agreements; and
•
An increase of $1.6 million in insurance costs due to increased directors and officers insurance costs as a result of our IPO in February 2020 and insurance costs related to our acquisition of Guide in 2021.

Change in fair value of derivative liabilities

During the year ended December 31, 2021, we recorded $1.0 million of expense related to the change in fair value expense related to the success payment liabilities as compared to $63.4 million of expense for the year ended December 31, 2020. We did not experience a significant change in our closing stock price at the end of 2021 as compared to the closing stock price at the end of 2020. A portion of the success payments was paid in June 2021; the remaining success payment obligations are still outstanding as of December 31, 2021 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the years ended December 31, 2021 and 2020, we recorded other income of $17.7 million and $0.5 million, respectively, as a result of increases in the value of our investment in Verve's common stock.

Change in contingent consideration liabilities

During the year ended December 31, 2021, we recorded $5.1 million of other income related to the change in fair value of the Guide technology and product contingent consideration liabilities as a result of an update in project timelines and the expected probability of achievement of the milestones.

Interest and other income (expense), net

Interest and other income (expense), net was $9,000 of other expense for the year ended December 31, 2021 as compared to $1.1 million of income for the year ended December 31, 2020. The decrease was primarily due to interest expense on our equipment financing, which was greater than interest income, driven by a decrease in interest rates earned on our investments.

Liquidity and capital resources

Since our inception in January 2017, we have not generated any revenue from product sales, have generated only limited revenue from our license and collaboration agreements, and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and the clinical development of our product candidates.

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

In April 2021, we entered into an at the market, or ATM, sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we were entitled to offer and sell, from time to time at prevailing market prices, shares of our common stock having aggregate gross proceeds of up to $300.0 million. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of December 31, 2022, we have sold 2,908,009 shares of our common stock under the Sales Agreement at an average price of $103.16 per share for aggregate gross proceeds of $300.0 million, before deducting commissions and offering expenses payable by us.

In July 2021, we and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, we may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of December 31, 2022, we have sold 3,908,289 additional shares of our common stock under the amended Sales Agreement at an average price of $82.38 per share for aggregate gross proceeds of $322.0 million, before deducting commissions and offering expenses payable by us, resulting in an aggregate of $622.0 million in gross proceeds received under the Sales Agreement as of December 31, 2022.

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

As of December 31, 2022, we had $1.1 billion in cash, cash equivalents, and marketable securities.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$22,527	$(66,268)	$(95,741)
Net cash used in investing activities	(461,336)	(294,144)	(100,123)
Net cash provided by financing activities	111,590	756,141	322,322
Net change in cash, cash equivalents and restricted cash	$(327,219)	$395,729	$126,458

Operating activities

Net cash provided by operating activities for the year ended December 31, 2022 was $22.5 million, consisting primarily of the collection of collaboration receivables of $300.0 million related to the Pfizer Agreement, an increase in operating lease liabilities of $12.4 million and an increase in accounts payable of $2.4 million, as well as noncash items consisting of stock-based compensation expense of $84.3 million, a loss from an equity method investment of $25.5 million, depreciation and amortization expense of $14.1 million and changes in operating lease ROU assets of $8.4 million.

These sources of cash were offset in part by our net loss of $289.1 million, a decrease in deferred revenue of $35.9 million, net of the $25.0 million First Anniversary Payment collected from Apellis during the twelve months ended December 31, 2022, decreases in accrued expenses and other liabilities of $16.9 million, an increase in prepaid expenses and other current assets of $7.8 million and a decrease in other long-term liabilities of $2.6 million, as well as noncash items including a decrease in the fair value of derivative liabilities of $23.9 million, an increase in the fair value of non-controlling equity investments of $20.2 million, a change in the fair value of contingent consideration liabilities of $18.9 million and amortization of investment premiums of $9.4 million.

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

Investing activities

For the year ended December 31, 2022, cash used in investing activities was primarily the net result of purchases of marketable securities partially offset by maturities of marketable securities of $412.4 million, in addition to purchases of property and equipment of $49.0 million.

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

Financing activities

Net cash provided by financing activities for the year ended December 31, 2022 consisted primarily of proceeds from equity offerings of $108.3 million, net of sales commissions, $3.1 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, and $2.7 million of proceeds from the exercise of stock options, offset in part by repayments of equipment financing liabilities of $2.3 million and payment of equity offering costs of $0.2 million.

Net cash provided by financing activities for the year ended December 31, 2021 consisted primarily of proceeds from equity offerings of $757.4 million, net of sales commissions and underwriting discounts, and proceeds from the exercise of stock options of $9.6 million, offset in part by the payment of equity offering costs of $8.8 million and repayments of equipment financing liabilities of $2.1 million.

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

Funding requirements

Our operating expenses have increased and are expected to continue to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

•
advance clinical trials of our product candidates, including our BEACON trial and our trial of BEAM-201;
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

We expect that our cash, cash equivalents at December 31, 2022 will enable us to fund our current and planned operating expenses and capital expenditures for at least the twelve calendar months beginning January 1, 2023, and beyond such twelve-month period. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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
•
the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we are a party to or may become a party to, including our agreement with Guide;
•
the payment of success liabilities to Harvard and Broad Institute pursuant to the respective terms of the Harvard License Agreement and the Broad Institute License Agreement, should we choose to pay in cash;
•
the extent to which we acquire or in-license products, intellectual property, and technologies;
•
the costs of obtaining, building, operating and expanding our manufacturing capacity; and
•
the impact on our business of macro-economic conditions, as well as the prevailing level of macro-economic, business, and operational uncertainty, including as a result of geopolitical events or other global or regional events such as the COVID-19 pandemic.

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

Contractual obligations

We lease certain assets under noncancelable operating and finance leases, which expire through 2037. The leases relate primarily to office space, laboratory and manufacturing space in addition to equipment. Aggregate future minimum commitments under these office and laboratory leases and equipment leases are $268.0 million and $2.5 million, respectively, as of December 31, 2022, excluding any related common area maintenance charges or real estate taxes.

In May 2021, the first success payment measurements under the Harvard License Agreement and Broad License Agreement occurred and success payments to Harvard and Broad Institute were calculated to be $15.0 million and $15.0 million, respectively. We elected to make each payment in shares of our common stock and issued 174,825 shares of our common stock to each of Harvard and Broad Institute to settle these liabilities in June 2021. The remaining success payment obligations are still outstanding as of December 31, 2022. We may additionally owe Harvard and Broad Institute success payments of up to an additional $90.0 million each.

We are potentially obligated to pay certain milestone and success fees, non-royalty sublicense income fees, royalty fees, licensing maintenance fees, and reimbursement of patent maintenance costs that we may be required to pay under agreements we have entered into with certain institutions to license intellectual property. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial and success payment milestones. These amounts are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty.

In addition, we agreed to pay Guide’s former stockholders and optionholders up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in our common stock valued using the volume-weighted average price of our common stock over the ten-day trading period ending two trading days prior to the date on which the applicable milestone is received. These payments are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty.

Additionally, we enter into contracts in the normal course of business with CROs, CMOs and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Critical accounting policies and significant judgments and estimates

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

Revenue recognition

We recognize revenue in accordance with ASC 606.

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

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment and is discussed in further detail for each of our license and collaboration agreements in Note 11 to our consolidated financial statements in this Annual Report on Form 10-K.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. Determining the standalone selling price requires significant judgment and is discussed in further detail for each of our license and collaboration agreements in Note 11.

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

Licenses of intellectual property, or IP: If the license to our IP is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the licenses. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. Determining the revenue recognition of IP licenses requires significant judgment and is discussed in further detail for each of our license and collaboration agreements in Note 10 and 11.

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

Equity method of accounting

In circumstances where we have the ability to exercise significant influence, but not control, over the operating and financial policies of an entity in which we have an investment in common stock or in-substance common stock, we utilize the equity method of accounting for recording related investment activity. In assessing whether we exercise significant influence, we consider the nature and magnitude of the investment, participating rights we hold, and relevant factors such as the presence of a collaborative or other business relationship.

Under the equity method of accounting, our investments are initially recorded at cost on the consolidated balance sheets. Upon recording an equity method investment, we evaluate whether there are basis differences between the carrying value and fair value of our proportionate share of the investee’s underlying net assets. Typically, we amortize basis differences identified on a straight-line basis over the underlying asset’s or liability's estimated useful lives when calculating the attributable earnings or losses, excluding the basis differences attributable to in-process research and development, or IPR&D, that has no alternative future use. To the extent a basis difference relates to IPR&D and the investee is not a business as defined in ASC 805, Business Combinations, we immediately expense such basis difference related to IPR&D. If we are unable to attribute all of the basis difference to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is considered to be Equity Method Goodwill and is recognized within the equity investment balance, which is tracked separately within our memo accounts. We subsequently record in the consolidated statements of operations and comprehensive loss our share of income or loss of the other entity within the loss from equity method investment line item. If the share of losses exceeds the carrying value of our investment, we will suspend recognizing additional losses and will continue to do so unless we commit to providing additional funding or commit to guarantee investee liabilities.

We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired and consider qualitative and quantitative factors including the investee’s financial metrics, product and commercial outlook and cash usage. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period and the investment is written down to fair value.

At December 31, 2022, we accounted for our investment in Orbital under the equity method of accounting and the investment has been written down to zero as of December 31, 2022. Refer to Note 8 of our consolidated financial statements for further details.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $1.1 billion, which consisted of cash, money market funds, commercial paper, corporate notes and corporate equity securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our senior management has concluded that the internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm, Deloitte & Touche LLP, issued an attestation report on our internal control over financial reporting. See below.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Beam Therapeutics Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Beam Therapeutics Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 28, 2023

Item 9B. Other Information.

On February 27, 2023, our board of directors amended and restated our Amended and Restated By-Laws, or, as amended and restated, the Second Amended and Restated By-Laws, effective immediately. The Second Amended and Restated By-Laws include the following amendments:

•
Section 1 (Stockholders) was amended to, among other things:
o
clarify the procedures governing adjournment of stockholder meetings, consistent with recent amendments to Section 222 of the Delaware General Corporation Law, or the DGCL;
o
eliminate the former requirement regarding availability of the voting list during stockholder meetings, consistent with recent amendments to Section 219 of the DGCL;
o
amend certain procedures governing notice of nominations for director brought by stockholders, including: (i) setting forth the circumstances under which stockholders may nominate persons for director at special stockholder meetings, (ii) clarifying the requirements for the timing and content of notices and accompanying materials, and (iii) updating certain provisions to reflect the requirements of Rule 14a-19 of the Securities Exchange Act of 1934, as amended, relating to universal proxy cards; and
o
amend certain procedures governing notice of business to be brought before an annual meeting by stockholders, including with respect to the requirements for the timing and content of notices.
•
Section 2 (Board of Directors) was amended to address changes to the normal rules regarding notice and quorum requirements in the event of an emergency, consistent with recent amendments to Section 110 of the DGCL.

The Second Amended and Restated By-Laws also include certain technical, conforming and clarifying changes. The foregoing description of the Second and Amended Restated By-Laws is qualified in its entirety by reference to the full text of the Second Amended and Restated By-Laws, which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive Compensation" and "Director Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Certain Relationship and Related Person Transactions” and “Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the sections captioned “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policy and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3. Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

2.1#	Agreement and Plan of Merger, dated February 22, 2021, among Beam Therapeutics Inc., Galileo Merger Sub I, Inc., Galileo Merger Sub II, LLC, Guide Therapeutics, Inc. (“Guide”), Shareholder Representative Services LLC, and the Guide Holders Signatory thereto	10-K	001-39208	03/15/2021	2.1

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Second Amended and Restated By-laws of Beam Therapeutics Inc.					X

4.1	Specimen stock certificate evidencing shares of common stock	S-1	333-233985	09/27/2019	4.1

4.2	Amended and Restated Investors’ Rights Agreement, among Beam Therapeutics Inc. and the investors party thereto, dated November 8, 2018	S-1	333-233985	09/27/2019	4.2

4.3	Form of Purchase Agreement, dated as of January 16, 2021, among Beam Therapeutics Inc. and each purchaser party thereto	8-K	001-39208	01/19/2021	10.1

4.4	Description of Registered Securities	S-3	333-254946	4/01/2021	4.11

10.1	Lease, between UP 26 Landsdowne, LLC and Beam Therapeutics Inc., dated February 21, 2018	S-1	333-233985	09/27/2019	10.1

10.2	Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated April 24, 2019	S-1	333-233985	09/27/2019	10.2

10.3	Sales Agreement, dated April 1, 2021, by and between Beam Therapeutics Inc. and Jefferies LLC.	8-K	001-39208	04/01/2021	1.1

10.4#	License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated June 27, 2017	S-1	333-233985	09/27/2019	10.4

10.5#	Amendment No. 1 to License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated December 12, 2017	10-K	001-39208	03/15/2021	10.5

10.6#	Amendment No. 2 to License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated March 27, 2020	10-K	001-39208	03/15/21	10.6

10.7#	License Agreement, between The Broad Institute, Inc. and Blink Therapeutics Inc., dated May 9, 2018	S-1	333-233985	09/27/2019	10.5

10.8#	First Amendment to License Agreement, between The Broad Institute, Inc. and Blink Therapeutics Inc., dated September 4, 2018	10-K	001-39208	03/15/2021	10.8

10.9#	License Agreement, between Editas Medicine, Inc. and Beam Therapeutics Inc., dated May 9, 2018	S-1	333-233985	09/27/2019	10.6

10.10#	Letter Agreement, between Beam Therapeutics Inc., The Broad Institute, Inc., the President and Fellows of Harvard College, and Editas Medicine, Inc., dated September 26, 2018	10-K	001-39208	03/15/2021	10.10

10.11	Letter Agreement, between the President and Fellows of Harvard College, The Broad Institute, Inc., and Beam Therapeutics Inc., dated January 7, 2021.	10-K	001-39208	03/15/22021	10.11

10.12#	License Agreement, between Bio Palette Co., Ltd. and Beam Therapeutics Inc., dated March 27, 2019	S-1	333-233985	09/27/2019	10.7

10.13+	Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1/A	333-233985	01/27/2020	10.8

10.14+	Form of Restricted Stock Agreement under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.9

10.15+	Form of Incentive Stock Option Grant Notice under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.10

10.16+	Form of Non-Qualified Stock Option Grant Notice under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.11

10.17+	Form of Indemnification Agreement between Beam Therapeutics Inc. and its directors and officers	S-1	333-233985	09/27/2019	10.12

10.18+	Amended and Restated Letter Agreement between Beam Therapeutics Inc. and John Evans, dated June 9, 2021	10-Q	333-233985	08/10/2021	10.1

10.19+	Amended and Restated Employment Agreement between Beam Therapeutics Inc. and Giuseppe Ciaramella, dated January 24, 2020	S-1/A	333-233985	01/27/2020	10.14

10.20+	Letter Agreement between Beam Therapeutics Inc. and Terry-Ann Burrell, dated January 24, 2020	S-1/A	333-233985	01/27/2020	10.15

10.21+	Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.16

10.22+	Form of Incentive Stock Option Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.17

10.23+	Form of Non-Statutory Stock Option Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.18

10.24+	Form of Non-Statutory Stock Option Agreement (Non-Employee Directors) under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.19

10.25+	Form of Restricted Stock Unit Award Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	10-K	001-39208	3/15/2021	10.25

10.26+	Form of Restricted Stock Award Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	10-K	001-39208	03/15/2021	10.26

10.27+	Amended and Restated Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan	10-K	001-39208	2/28/2022	21.1

10.28+	Beam Therapeutics Inc. 2019 Cash Incentive Plan	S-1/A	333-233985	01/27/2020	10.21

10.29+	Amended and Restated Beam Therapeutics Inc. Non-Employee Director Compensation Policy, dated March 31, 2022	10-Q	001-39208	05/09/2022	10.1

10.30	Lease Agreement between Beam Therapeutics Inc. and ARE-NC Region No. 14, LLC	10-Q	001-39208	08/12/2020	10.1

10.31	Amendment No. 1 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated April 14, 2020	10-K	001-39208	02/28/2022	21.1

10.32	Amendment No. 2 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated November 17, 2020	10-K	001-39208	02/28/2022	21.1

10.33	Amendment No. 3 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated August 24, 2021	10-K	001-39208	02/28/2022	21.1

10.34	Amendment No. 1 to Sales Agreement, dated July 7, 2021, by and between Beam Therapeutics Inc. and Jefferies LLC	8-K	001-39208	07/07/2021	1.1
10.35	Amendment No. 4 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated December 7, 2022					X

21.1	List of Subsidiaries of Beam Therapeutics Inc.	10-K	001-39208	2/28/2022	21.1

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

BEAM THERAPEUTICS INC.

Date: February 28, 2023	By:	/s/ John Evans
John Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Evans	Chief Executive Officer and Director	February 28, 2023
John Evans	(Principal Executive Officer)

/s/ Terry-Ann Burrell	Chief Financial Officer and Treasurer	February 28, 2023
Terry-Ann Burrell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kristina Burow	Director	February 28, 2023
Kristina Burow

/s/ Graham Cooper	Director	February 28, 2023
Graham Cooper

/s/ Mark Fishman	Director	February 28, 2023
Mark Fishman, M.D.

/s/ Carole Ho	Director	February 28, 2023
Carole Ho, M.D.

/s/ John Maraganore	Director	February 28, 2023
John Maraganore, Ph.D.

/s/ Kathleen Walsh	Director	February 28, 2023
Kathleen Walsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Beam Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beam Therapeutics Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and other comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

License and Collaboration Revenue – Pfizer Agreement – Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

In December 2021, the Company entered into a research collaboration agreement, or the Pfizer Agreement, with Pfizer Inc., or Pfizer. Under the terms of the Pfizer Agreement, the Company is conducting all research activities through the selection of development candidates for three base editing programs. The Company commenced development activities in 2022. Of the total transaction price of $300.0 million, the Company recognized $48.2 million of revenue in 2022, and as of December 31, 2022, there was $96.4 million and $155.4 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement.

The Company is accounting for the Pfizer Agreement under ASC 606, Revenue from Contracts with Customers, or ASC 606. In their accounting analysis, the Company identified three combined performance obligations, one for each research program, consisting of the exclusive development and commercialization rights, the research and development services, and licenses. The Company concluded that an input method based on the actual costs incurred as a percentage of total budgeted costs towards satisfying each performance obligation provides the most faithful depiction of the Company’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligations, with the standalone selling price of each performance obligation determined using the total estimated costs for the performance obligations.

Auditing the Company’s accounting for the Pfizer Agreement required an increased extent of effort and a high degree of auditor judgment, including the involvement of specialists, due to the complex and judgmental nature of evaluating the performance obligations included within the Pfizer Agreement and the estimated costs to satisfy each performance obligation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Pfizer Agreement performance obligation conclusions and research cost estimates included the following, among others:

•
We tested the effectiveness of controls over management’s review of the accounting conclusions reached under ASC 606 regarding the Pfizer Agreement, including the identification of performance obligations and the determination of the appropriate method to measure progress towards the completion of performance obligations.
•
We tested the effectiveness of controls over management’s review of the initial cost estimate by research program for the Pfizer Agreement, including significant assumptions underlying internal and external cost estimates.
•
We obtained and read the contracts and other documents related to the Pfizer Agreement.
•
We read the Company’s accounting analysis for conclusions reached related to the Pfizer Agreement under ASC 606, performing procedures including the following:
o
With the assistance of professionals in our firm having expertise in revenue accounting, we evaluated the Company’s conclusions regarding the identification of performance obligations and inspected relevant authoritative guidance.
o
We held corroborative inquiries with individuals involved in the negotiation of the agreement and those responsible for overseeing the agreement to confirm our understanding of the performance obligations as well as the Company’s assertions regarding whether those performance obligations are distinct or combined.
•
We inspected the Company’s cost estimates by research program, performing procedures including the following:
o
We held corroborative inquiries with individuals involved in overseeing the research to be performed to obtain an understanding of the Company’s responsibilities and research plan for each research program.
o
We held corroborative inquiries with individuals involved in the forecasting of the cost estimates to obtain an understanding of the costs associated with the Company’s responsibilities and research plan for each research program.
o
We inspected evidence supporting internal and external cost estimates.

Equity Method Investment – Orbital Agreement – Refer to Notes 2, 8, and 11 to the financial statements

Critical Audit Matter Description

In September 2022, the Company entered into a License and Research Collaboration Agreement, or the Orbital Agreement, with Orbital Therapeutics, Inc., or Orbital. In exchange for the Company’s contributions under the Orbital Agreement the Company received 75.0 million shares of Orbital common stock with a fair value of $25.5 million. The Company’s ownership represented a 31.5% fully diluted equity interest and a 97.0% interest in the outstanding common stock of Orbital at the time of closing. Additionally, certain members of the Company’s executive team are providing interim management services to Orbital under separate agreements between Orbital and the executives, and certain members of the Company’s executive team and board of directors are serving on the Orbital board of directors.

The Company concluded that they have significant influence over, but do not control, Orbital. As a result, the Company has applied the equity method of accounting to their investment in Orbital, with the value of the Company’s investment being $25.5 million at inception. As a result of basis differences identified, the fair value of the Company’s investment in Orbital was reduced to $0.

The determination as to how the Company should treat its investment in Orbital, including whether the Company should consolidate Orbital or apply the equity method of accounting, involved especially challenging, subjective, and complex management judgments. Therefore, auditing these significant management judgments involved a high degree of auditor judgment and subjectivity, including the involvement of specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Orbital Agreement accounting conclusions included the following, among others:

•
We tested the effectiveness of management’s control over the review of the accounting conclusions reached under the relevant authoritative guidance regarding the Company’s investment in Orbital.
•
We obtained and read the contracts and other documents related to the Orbital Agreement.
•
We read the Company’s accounting analysis for conclusions reached related to the Company’s investment in Orbital, performing procedures including the following:
o
With the assistance of professionals in our firm having expertise in equity method and consolidation accounting, we evaluated the significant judgments associated with indicators of the Company’s ability to influence Orbital to determine that the Company has the ability to exercise significant influence over, but not control, Orbital.
o
We inspected relevant authoritative guidance.
o
We held corroborative inquiries with individuals involved in the negotiation of the agreement to confirm our understanding of the agreement and other underlying documents.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 28, 2023

We have served as the Company’s auditor since 2018.

Beam Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$232,767	$559,994
Marketable securities	845,367	405,653
Collaboration receivable	—	300,000
Prepaid expenses and other current assets	14,762	7,360
Total current assets	1,092,896	1,273,007
Property and equipment, net	115,620	84,258
Restricted cash	12,754	12,746
Operating lease right-of-use assets	118,513	102,718
Other assets	1,931	1,724
Total assets	$1,341,714	$1,474,453
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,029	$7,474
Accrued expenses and other current liabilities	48,059	28,921
Accrued sub-license fees	—	38,743
Derivative liabilities	18,300	42,200
Current portion of deferred revenue	135,974	86,270
Current portion of lease liability	10,380	7,540
Current portion of equipment financing liability	1,853	2,287
Total current liabilities	223,595	213,435
Long-term lease liability	168,625	134,810
Long-term equipment financing liability	1,154	3,007
Contingent consideration liabilities	12,463	31,367
Long-term portion of deferred revenue	202,179	262,303
Other liabilities	224	2,793
Total liabilities	608,240	647,715
Commitments and contingencies (See Note 7, Leases, Note 10, License agreements and Note 11, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 71,277,339 and 68,581,251 issued, and 71,277,339 and 68,389,425 outstanding at December 31, 2022 and December 31, 2021, respectively	712	684
Additional paid-in capital	1,792,554	1,594,378
Accumulated other comprehensive (loss) income	(2,430)	(50)
Accumulated deficit	(1,057,362)	(768,274)
Total stockholders’ equity	733,474	826,738
Total liabilities and stockholders’ equity	$1,341,714	$1,474,453

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
License and collaboration revenue	$60,920	$51,844	$24
Operating expenses:
Research and development	311,594	387,087	103,179
General and administrative	87,805	57,222	29,605
Total operating expenses	399,399	444,309	132,784
Loss from operations	(338,479)	(392,465)	(132,760)
Other income (expense):
Change in fair value of derivative liabilities	23,900	(1,000)	(63,400)
Change in fair value of non-controlling equity investments	20,200	17,690	517
Change in fair value of contingent consideration liabilities	18,904	5,146	—
Interest and other income (expense), net	15,297	(9)	1,051
Total other income (expense)	78,301	21,827	(61,832)
Net loss before income taxes	(260,178)	(370,638)	(194,592)
Provision for income taxes	(3,410)	—	—
Loss from equity method investment	(25,500)	—	—
Net loss	$(289,088)	$(370,638)	$(194,592)
Unrealized gain (loss) on marketable securities	(2,380)	(41)	(25)
Comprehensive loss	$(291,468)	$(370,679)	$(194,617)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	(289,088)	(370,638)	(194,592)
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	—	—	(1,277)
Net loss attributable to common stockholders	$(289,088)	$(370,638)	$(195,869)
Net loss per common share attributable to common stockholders, basic and diluted	$(4.13)	$(5.77)	$(4.19)
Weighted-average common shares outstanding, basic and diluted	70,015,305	64,227,676	46,733,221

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	130,616,784	$302,049	7,326,185	$73	$1,851	$16	$(203,044)	$(201,104)
Accretion of redeemable convertible preferred stock to redemption value	—	1,277	—	—	(1,277)	—	—	(1,277)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(130,616,784)	(303,326)	29,127,523	291	303,035	—	—	303,326
Issuance of common stock from initial public offering, net of issuance costs of $18.7 million	—	—	12,176,471	122	188,201	—	—	188,323
Issuance of common stock from October 2020 public offering, net of issuance costs of $8.5 million	—	—	5,750,000	58	126,566	—	—	126,624
Issuance of common stock related to license agreements	—	—	375,307	4	5,747	—	—	5,751
Vesting of restricted common stock	—	—	1,638,968	16	(16)	—	—	—
Stock-based compensation	—	—	—	—	15,380	—	—	15,380
Exercise of common stock options	—	—	859,724	9	3,146	—	—	3,155
Other comprehensive income (loss)	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(194,592)	(194,592)
Balance at December 31, 2020	—	$—	57,254,178	$573	$642,633	$(9)	$(397,636)	$245,561
Issuance of common stock from private placement, net of issuance costs of $8.0 million	—	—	2,795,700	28	251,977	—	—	252,005
Issuance of common stock from At-the-Market offering, net of issuance costs of $14.6 million	—	—	4,907,195	49	496,574	—	—	496,623
Issuance of common stock for success payment liability	—	—	349,650	4	29,996	—	—	30,000
Issuance of common stock to acquire Guide	—	—	1,087,153	10	120,022	—	—	120,032
Vesting of restricted common stock	—	—	1,020,887	10	(10)	—	—	—
Stock-based compensation	—	—	—	—	43,570	—	—	43,570
Exercise of common stock options	—	—	974,662	10	9,616	—	—	9,626
Other comprehensive income (loss)	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	(370,638)	(370,638)
Balance at December 31, 2021	—	$—	68,389,425	$684	$1,594,378	$(50)	$(768,274)	$826,738
Purchase of common stock under ESPP	—	—	70,073	—	3,075	—	—	3,075
Issuance of common stock from At-the-Market offering, net of issuance costs of $2.7 million	—	—	1,909,103	19	108,057	—	—	108,076
Vesting of restricted common stock	—	—	424,303	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	84,321	—	—	84,321
Exercise of common stock options	—	—	484,435	5	2,727	—	—	2,732
Other comprehensive income (loss)	—	—	—	—	—	(2,380)	—	(2,380)
Net loss	—	—	—	—	—	—	(289,088)	(289,088)
Balance at December 31, 2022	—	$—	71,277,339	$712	$1,792,554	$(2,430)	$(1,057,362)	$733,474

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(289,088)	$(370,638)	$(194,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from equity method investment	25,500	—	—
Depreciation and amortization	14,147	7,451	4,735
Amortization of investment discount (premiums)	(9,410)	(75)	118
In-process research and development charge	—	154,953	—
Stock-based compensation expense	84,321	43,570	15,380
Change in operating lease right-of-use assets	8,430	8,990	4,737
Non-cash research and development license expense, net	—	—	5,651
Change in fair value of derivative liabilities	(23,900)	1,000	63,400
Change in fair value of contingent consideration liabilities	(18,904)	(5,146)	—
Change in fair value of non-controlling equity investments	(20,200)	(17,690)	(517)
Other	3	63	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,753)	746	(5,726)
Other long-term assets	—	(197)	(154)
Accounts payable	2,373	818	60
Accrued expenses and other liabilities	(16,933)	43,914	7,035
Operating lease liabilities	12,430	16,028	3,151
Collaboration receivable	300,000	(300,000)	—
Deferred revenue	(35,920)	348,156	—
Other long-term liabilities	(2,569)	1,789	981
Net cash provided by (used in) operating activities	22,527	(66,268)	(95,741)
Investing activities
Purchases of property and equipment	(48,951)	(46,811)	(16,357)
Purchases of marketable securities	(1,616,999)	(777,223)	(281,612)
Maturities of marketable securities	1,204,614	529,270	198,596
Net cash acquired from Guide	—	620	—
Purchase of non-controlling equity investment	—	—	(750)
Net cash used in investing activities	(461,336)	(294,144)	(100,123)
Financing activities
Proceeds from initial public offering, net of underwriting discount	—	—	192,510
Proceeds from October 2020 public offering, net of underwriting discount	—	—	127,018
Proceeds from issuance of common shares, net of commissions	108,258	757,449	—
Proceeds from issuances of stock under ESPP	3,075	—	—
Payment of equity offering costs	(188)	(8,816)	(2,059)
Proceeds from equipment financings	—	—	3,267
Repayment of equipment financings	(2,287)	(2,118)	(1,569)
Proceeds from exercise of stock options	2,732	9,626	3,155
Net cash provided by financing activities	111,590	756,141	322,322

Net change in cash, cash equivalents and restricted cash	(327,219)	395,729	126,458
Cash, cash equivalents and restricted cash—beginning of period	572,740	177,011	50,553
Cash, cash equivalents and restricted cash—end of period	$245,521	$572,740	$177,011

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated statements of cash flows (continued)

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$376	$567	$561
Supplemental disclosure of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$—	$—	$303,326
Property and equipment additions in accounts payable and accrued expenses	$5,783	$9,264	$5,067
Receipt of common stock in exchange for technology license	$—	$—	$100
Operating lease liabilities arising from obtaining right-of-use assets	$41,050	$25,925	$74,723
Issuance of common stock for research and development licenses	$—	$—	$5,751
Equity issuance costs in accounts payable and accrued expenses	$—	$5	$—
Fair value of common stock issued to settle success payment liability	$—	$30,000	$—
Contingent consideration liabilities assumed in asset acquisition	$—	$36,513	$—
Fair value of equity instruments issued in connection with asset acquisition	$—	$120,032	$—
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	$—	$—	$1,277
Non-cash contribution of intellectual property to Orbital Therapeutics, Inc.	$25,500	$—	$—

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

Liquidity and capital resources

Since its inception, the Company has devoted substantially all of its resources to building its base editing platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, making arrangements to conduct manufacturing activities with contract manufacturing organizations, research and development costs including preclinical studies and IND-enabling studies, organizing and staffing the Company, maintaining its facilities and new facility build-outs, business planning, raising capital and providing general and administrative support for these operations. The Company is establishing internal manufacturing capabilities. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

On January 16, 2021, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company agreed to sell and issue to the purchasers, in a private placement, shares of common stock of the Company. The closing of the private placement occurred on January 21, 2021. The Company issued and sold 2,795,700 shares of its common stock at a purchase price of $93.00 per share for aggregate gross proceeds of $260.0 million, before deducting fees to the placement agents and other offering expenses payable by the Company (See Note 12, Preferred stock and common stock). The Company received approximately $252.0 million in net proceeds after deducting fees to the placement agents and offering expenses payable by the Company.

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

In July 2021, the Company and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, the Company may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of December 31, 2022, the Company has sold 3,908,289 additional shares of its common stock under the amended Sales Agreement at an average price of $82.38 per share for aggregate gross proceeds of $322.0 million, before deducting commissions and offering expenses payable by the Company, resulting in an aggregate of $622.0 million in gross proceeds received under the Sales Agreement as of December 31, 2022.

In June 2021, the Company entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, which is focused on the use of certain of its base editing technology to discover new treatments for complement system-driven diseases. Pursuant to the Apellis Agreement, the Company received an upfront payment of $50.0 million in July 2021 and was eligible to receive an additional $25.0 million payment on the one-year anniversary of the effective date of the Apellis Agreement, or the First Anniversary Payment. In June 2022, the Company received the $25.0 million First Anniversary Payment.

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

In December 2021, the Company entered into a research collaboration agreement, or the Pfizer Agreement, with Pfizer Inc., or Pfizer, which is focused on in vivo base editing programs for three targets for rare genetic diseases of the liver, muscle and central nervous system. Under the terms of the Pfizer Agreement, the Company will conduct all research activities through development candidate selection for three undisclosed targets, which are not included in its existing programs. Pursuant to the Pfizer Agreement, the Company received an upfront payment of $300.0 million in January 2022.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.1 billion as of December 31, 2022. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of December 31, 2022 of $1.1 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

COVID-19-related significant risks and uncertainties

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the year ended December 31, 2022, the extent to which the COVID-19 pandemic or any other public health emergency impacts the Company’s business, its corporate development objectives, results of operations and financial condition in future periods will depend on developments that are uncertain. Disruptions to the global economy and supply chain, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic or other health emergencies could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, incremental borrowing rate used in the calculation of lease liabilities, research and development expenses, the fair values of common stock, stock-based compensation, contingent consideration liabilities, success payments and certain judgments regarding revenue recognition. Actual results could differ from these estimates.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$232,767	$559,994	$162,171
Restricted cash	12,754	12,746	14,840
Total cash, cash equivalents, and restricted cash	$245,521	$572,740	$177,011

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

Corporate equity securities

The Company classifies investments in equity securities that have a readily determinable fair value as marketable securities in the Company's consolidated balance sheets. The Company’s marketable securities are stated at fair value. Typically, the fair value of these securities is based on a quoted price for an identical equity security. The Company held an investment in privately issued corporate equity securities, which were accounted for as investments in equity securities. This investment did not have a readily determinable fair value and the Company valued the investment based on the cost of the equity securities adjusted for observable market transactions or impairments, if any, and records any changes in value through earnings. The Company records changes in the fair value of its equity securities in other income (expense), net in its consolidated statements of operations and other comprehensive loss.

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

Guarantees and indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. For the twelve months ended December 31, 2022, 2021 and 2020, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Equity issuance costs

The Company capitalizes incremental legal, professional, accounting and other third-party fees that were directly associated with its stock offerings as other non-current assets until the offerings are consummated. Upon consummation, these costs are recorded in stockholders’ equity as a reduction of additional paid-in-capital generated as a result of the offerings. As of December 31, 2022 and 2021, there were no deferred offering costs.

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

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

There have been no changes to the valuation methods utilized during the years ended December 31, 2022 and 2021. The Company evaluates transfers between levels at the end of each reporting period.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2022, 2021 and 2020.

Freestanding financial instruments and derivatives

Pursuant to a license agreement between the President and Fellows of Harvard College, or Harvard, and the Company, or the Harvard License Agreement, and a license agreement with The Broad Institute, Inc., or Broad Institute, and the Company, or the Broad License Agreement, (see Note 10, License Agreements), the Company is required to make success payments to Harvard and Broad Institute based the achievement of specified multiples of the initial weighted average value of the Company’s redeemable convertible Series A-1 Preferred Stock and the Company’s redeemable convertible Series A-2 Preferred Stock, or together the Series A Preferred, at specified valuation dates, payable in cash or Company common stock. Subsequent to the IPO, the amount of the success payments is based on the market value of Beam’s common stock. The success payments are accounted for under ASC 815, Derivatives and Hedging and were initially recorded at fair value with a corresponding charge to research and development expense. The liabilities are marked to market at each balance sheet date with all changes in value recognized in other income (expense), in the consolidated statement of operations and other comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the achievement or expiration of the success payment obligation. To determine the estimated fair value of the success payments, the Company used a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the value of the Series A Preferred, prior to the IPO, and the value of the Company’s common stock, subsequent to the IPO.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment and is discussed in further detail for each of the Company’s license and collaboration agreements in Note 11, Collaboration and license agreements.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. Determining the standalone selling price requires significant judgment and is discussed in further detail for each of the Company’s license and collaboration agreements in Note 11, Collaboration and license agreements.

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

Licenses of intellectual property, or IP: If the license to the Company’s IP is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the licenses. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Determining the revenue recognition of IP licenses requires significant judgment and is discussed in further detail for each of the Company’s license and collaboration agreements in Note 11, Collaboration and license agreements.

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

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. The Company bases its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus, weighted with its own volatility for the period in which its stock has been publicly traded. The historical volatility is calculated based on a period of time commensurate with expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and non-employees, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.

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

The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders was the same as basic net loss per share attributable to common stockholders, since dilutive common shares were not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022, 2021 and 2020.

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

Under the equity method of accounting, the Company’s investments are initially recorded at cost on the consolidated balance sheets. Upon recording an equity method investment, the Company evaluates whether there are basis differences between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. Typically, the Company amortizes basis differences identified on a straight-line basis over the underlying asset’s or liability's estimated useful lives when calculating the attributable earnings or losses, excluding the basis differences attributable to in-process research and development, or IPR&D, that has no alternative future use. To the extent a basis difference relates to IPR&D and the investee is not a business as defined in ASC 805, Business Combinations, or ASC 805, the Company immediately expenses such basis difference related to IPR&D. If the Company is unable to attribute all of the basis difference to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is considered to be Equity Method Goodwill and is recognized within the equity investment balance, which is tracked separately within the Company’s memo accounts. The Company subsequently records in the consolidated statements of operations and comprehensive loss its share of income or loss of the other entity within the loss from equity method investment line item. If the share of losses exceeds the carrying value of the Company’s investment, the Company will suspend recognizing additional losses and will continue to do so unless it commits to providing additional funding or commits to guarantee investee liabilities.

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

At December 31, 2022, the Company accounted for its investment in Orbital under the equity method of accounting. Refer to Note 8 for further details.

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

Recently adopted accounting pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company early adopted this standard in the fourth quarter of 2022. This new accounting standard was applicable to the Company's accounting for its investment in certain equity securities remeasured at fair value. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$85,804	$57,760
Lab equipment	47,383	29,905
Furniture and fixtures	4,332	3,679
Computer equipment	3,073	1,646
Construction in process	5,198	7,349
Total property and equipment	145,790	100,339
Less accumulated depreciation	(30,170)	(16,081)
Property and equipment, net	$115,620	$84,258

The following table summarizes depreciation expense incurred (in thousands):

	Years Ended December 31,
	2022	2021	2020
Depreciation expense	$14,097	$7,201	$4,735

4. fair Value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities, equity securities of Verve Therapeutics, Inc, or Verve, and Prime Medicine, Inc., or Prime, contingent consideration liabilities related to the Guide Merger Agreement and success payment derivative liabilities pursuant to the Harvard and Broad License Agreements.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2022 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$218,794	218,794	$218,794	$—	$—
Commercial paper	10,475	10,475	—	10,475	—
Corporate notes	3,498	3,498	—	3,498	—
Marketable securities:
Commercial paper	577,728	577,728	—	577,728	—
Corporate notes	18,996	18,996	—	18,996	—
U.S. Treasury securities	145,312	145,312	—	145,312	—
U.S. Government securities	62,864	62,864	—	62,864	—
Equity securities included in marketable securities:
Corporate equity securities	40,467	40,467	40,467	—	—
Total assets	$1,078,134	$1,078,134	$259,261	$818,873	$—

Liabilities
Success payment liability – Harvard	$9,000	$9,000	$—	$—	$9,000
Success payment liability – Broad Institute	9,300	9,300	—	—	9,300
Contingent consideration liability – Technology	6,025	6,025	—	—	6,025
Contingent consideration liability – Product	6,438	6,438	—	—	6,438
Total liabilities	$30,763	$30,763	$—	$—	$30,763

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

Cash equivalents – Money market funds included within cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Commercial paper and corporate notes are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through using models or other valuation methodologies.

Marketable securities – Marketable securities, excluding corporate equity securities, are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.

During the years ended December 31, 2022 and 2021, the Company held an investment in Verve consisting of shares of Verve’s common and preferred stock. Prior to Verve's initial public offering in June 2021, the Company valued such investment based on the cost of the equity securities adjusted for any observable market transactions. Following Verve's initial public offering, the equity securities have a readily determinable fair value. As of December 31, 2022, the Company owned 546,970 shares of Verve's common stock, the value of which is included in marketable securities in the consolidated balance sheet. The Company recorded the investment at fair value of $10.6 million as of December 31, 2022 and recognized $9.6 million of other expense during the twelve months ended December 31, 2022 associated with changes in the fair value of Verve's common stock.

In October 2022, Prime completed an initial public offering of its common stock. In connection with Prime's initial public offering, Prime effected a one-for-3.1088 reverse stock split. As of December 31, 2022 the Company owned 1,608,337 shares of Prime's common stock valued at $29.9 million as of December 31, 2022 and recognized $29.8 million of other income during the twelve months ended December 31, 2022 associated with changes in the fair value of Prime's common stock.

The following table summarizes other income (expense) incurred due to changes in the fair value of corporate equity securities held (in thousands):

	Years Ended December 31,
	2022	2021	2020
Other income (expense)	$20,200	$17,690	$517

Pursuant to ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s consolidated statements of operations.

Success Payment Liability – As discussed further in Note 10, License agreements, the Company is required to make payments to Harvard and Broad Institute based upon the achievement of specified multiples of the initial weighted average value of the Company’s Series A Preferred or, subsequent to the IPO, the market value of the Company's common stock, at specified valuation dates. The Company’s liability for the share-based success payments under the Harvard and Broad License Agreements are carried at fair value. To determine the estimated fair value of the success payment liability, the Company uses a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables.

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Fair value of common stock (per share)	$39.11	$79.69	$39.11	$79.69
Expected volatility	82%	76%	82%	76%
Expected term (years)	0.08-6.49	0.10-7.49	0.08-7.36	0.10-8.36

The computation of expected volatility was estimated using the Company's historical volatility along with available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. In addition, the Company incorporated the estimated number, timing, and probability of valuation measurement dates in the calculation of the success payment liability.

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Harvard	Broad	Total
Balance at December 31, 2020	$35,500	$35,700	$71,200
Payments	(15,000)	(15,000)	(30,000)
Change in fair value	500	500	1,000
Balance at December 31, 2021	$21,000	$21,200	$42,200
Change in fair value	(12,000)	(11,900)	(23,900)
Balance at December 31, 2022	$9,000	$9,300	$18,300

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

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

	Technology Milestones		Product Milestones
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Discount Rate	10.00%	7.50%	10.00%	7.50%
Probability of Achievement	5-15%	10-75%	2-15%	2-15%
Projected Year of Achievement	2024-2025	2022-2023	2025-2030	2023-2029

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	Technology Milestones	Product Milestones	Total
Balance at December 31, 2021	$24,359	$7,008	$31,367
Change in fair value	(18,334)	(570)	(18,904)
Balance at December 31, 2022	$6,025	$6,438	$12,463

5. Marketable securities

The following table summarizes the Company’s marketable securities held at December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$578,813	$72	$(1,157)	$577,728
Corporate notes	19,033	—	(37)	18,996
U.S. Treasury securities	146,270	—	(958)	145,312
U.S. Government securities	63,214	13	(363)	62,864
Corporate equity securities	40,467	—	—	40,467
Total	$847,797	$85	$(2,515)	$845,367

The following table summarizes the Company’s marketable securities held at December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$368,778	$32	$(67)	$368,743
Corporate notes	16,758	—	(15)	16,743
Corporate equity securities	20,167	—	—	20,167
Total	$405,703	$32	$(82)	$405,653

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2022, the balance in accumulated other comprehensive (loss) income was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the years ended December 31, 2022, 2021 and 2020 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The contractual maturity dates of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Employee compensation and related benefits	$19,122	$11,661
Professional fees	6,751	3,330
Process development and manufacturing costs	5,080	3,833
Research costs	4,844	3,133
Other	12,262	6,964
Total	$48,059	$28,921

The Company received correspondence from a research institution regarding a confidentiality agreement between such institution and the Company. The confidentiality agreement related to certain technology that the Company evaluated for development in connection with certain of its programs. The correspondence alleges that the Company breached the terms of the confidentiality agreement, misappropriated trade secret and other confidential information of such institution, engaged in unfair and deceptive trade practices, and was unjustly enriched in connection with developing its therapeutics, including BEAM-102 and the Company’s Alpha-1 Antitrypsin Deficiency therapeutic candidate (which the Company now refers to as BEAM-302). The research institution claims that it is entitled to monetary damages (including damages for the apportioned value of the Company and enhanced damages for an alleged willful violation) and certain ongoing royalty and/or milestone payments related to the technology that is the subject of the alleged breaches of contract, among other possible remedies.

As of December 31, 2022, the Company has accrued a $3.4 million liability equal to an amount the Company offered to resolve the dispute. The settlement proposal was rejected by the research institution. No complaint has been filed, and the Company continues to discuss the matter with the research institution. Although it may do so, the Company has not determined to make a further offer and believes that it is unable at this time to provide any estimate of a reasonably possible loss in excess of the amount offered. The ultimate resolution of this matter could result in an outcome that is materially different from the amount accrued as of December 31, 2022.

7. Leases

Operating leases

The Company’s operating leases are as follows:

•
A February 2018 lease for 38,203 square feet of office and laboratory space, which commenced in March 2018 and terminates in September 2028. The lease is subject to fixed-rate rent escalations and provided for $6.1 million in tenant improvements and a term extension option, which is not reasonably certain of exercise.
•
An October 2018 lease for laboratory space as amended, which commenced in April 2019 and terminates in December 2025. The amended lease is subject to fixed-rate rent escalations and provides an option to extend the lease for two additional two-year periods through December 31, 2029, which are not reasonably certain of being exercised. Through December 31, 2022, the Company has recorded ROU assets and lease liabilities of $14.1 million and $14.0 million related to this lease.
•
An April 2019 lease for office and laboratory space that was built over the course of 2020 and 2021. Pursuant to the terms of the original lease agreement, the first phase of the lease commenced in October 2020 (rent payments for the first phase began in August 2021) and the second phase of the lease commenced in January 2021 (rent payments for the second phase began in February 2022). The lease is subject to fixed-rate rent escalations and provides for $23.4 million in tenant improvements and the option to extend the lease for two terms of five years each, which are not reasonably certain of exercise. The Company determined that it is the accounting owner of all tenant improvements. The Company maintains a security deposit of $9.7 million in the form of a letter of credit, which is included in restricted cash as of December 31, 2022 and 2021. Upon commencement of the first phase of this lease in October 2020, the Company recorded an operating lease ROU asset of $66.8 million and a lease liability of $68.8 million and upon commencement of the second phase of this lease in January 2021, the Company recorded an operating lease ROU asset of $22.0 million and a corresponding lease liability of $23.0 million. Subsequently, during the second quarter of 2021, the Company amended the rent commencement dates of the first and second phases of this lease. Pursuant to the terms of the amendment, the lease will terminate in February 2034, which is 12 years from the amended second phase rent commencement date. As a result, the Company recorded an increase in the ROU asset of $0.5 million and lease liability of $0.5 million.
•
An August 2020 lease for a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina. Construction of the manufacturing facility began in 2020 and the Company began making rent payments in the fourth quarter of 2022. The lease will terminate 15 years from the rent commencement date, December 2022. The lease is subject to fixed-rate rent escalations and provides for $20.0 million in tenant improvements and the option to extend the lease for two terms of five years each, which were not reasonably certain of exercise as of December 31, 2022. The Company determined that it is the accounting owner of all tenant improvements under the lease. Upon executing the lease in August 2020, the Company made a security deposit of $1.5 million in the form of a letter of credit, which is included in restricted cash as of December 31, 2022 and 2021. Upon commencement of this lease in June 2022, the Company recorded an operating lease ROU asset of $13.6 million and a lease liability of $30.4 million. The variance between the ROU asset and lease liability recorded relates to $16.8 million of tenant improvement allowance completed through the lease commencement date. The $16.8 million of tenant improvement allowance is presented as an operating cash inflow and investing cash outflow within the Company’s consolidated statements of cash flows. The rent payments are subject to adjustment following the determination of the total project costs of the landlord and represent in substance fixed payments that are included in the total future minimum lease payments. During the fourth quarter of 2022, the Company substantially completed construction of the manufacturing facility.
•
In August 2021, the Company executed a lease amendment to its April 2019 lease for office and laboratory space in Cambridge, Massachusetts to occupy additional space. The term of this lease runs concurrent with the term of the April 2019 lease through February 2034. The lease is subject to fixed-rate rent escalations and provides for $1.6 million in tenant improvements. The Company determined that it is the accounting owner of all tenant improvements. Upon commencement of this lease in December 2022, the Company recorded an operating lease ROU asset and lease liability of $5.4 million for this lease in the consolidated balance sheet.

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

The following table summarizes operating lease costs as well as sublease income (in thousands):

	December 31,
	2022	2021	2020
Operating lease costs	$19,536	$18,309	$8,415
Variable lease costs	4,364	2,065	929
Short-term lease costs	307	1,145	—
Sublease income	(1,319)	(110)	—
Total	$22,888	$21,409	$9,344

The following table summarizes the lease term and discount rate for operating leases:

	December 31,
	2022	2021
Weighted-average remaining lease term (years)	11.0	11.1
Weighted-average discount rate	7.5%	7.0%

The following table summarizes the lease costs included in the measurement of lease liabilities (in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating cash flows used for operating leases	$19,052	$11,462	$6,911
Operating lease liabilities arising from obtaining ROU assets	41,050	25,925	74,723

At December 31, 2022, the future minimum lease payments for the Company’s operating leases for each of the next five years and total thereafter were as follows (in thousands):

Years ending December 31,	Amount
2023	21,576
2024	24,452
2025	25,036
2026	22,221
2027	22,845
Thereafter	151,828
Undiscounted lease payments	267,958
Less: imputed interest	(88,953)
Total operating lease liabilities	$179,005

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

The future minimum payments related to the equipment financing obligations for each of the next five years were as follows (in thousands):

Years ending December 31,	Amount
2023	2,013
2024	511
2025	—
2026	—
2027	—
Total	2,524
Less: amounts representing interest at 8.76%	(192)
Plus: residual values	675
Financing obligations	$3,007

The following table summarizes the breakdown of the principal and interest portions of the equipment financing payments (in thousands):

	Years Ended December 31,
	2022	2021	2020
Paydown of principal	$2,287	$2,118	$1,569
Payment of interest	376	567	561

8. Equity method investment

Orbital

In September 2022, the Company entered into a License and Research Collaboration Agreement, or the Orbital Agreement, with Orbital Therapeutics, Inc., or Orbital, a newly formed entity focused on advancing non-viral delivery and RNA technologies (See Note 11, Collaboration and license agreements). In exchange for contributing exclusive and non-exclusive licenses and certain services, the Company received a 31.5% fully diluted equity interest in Orbital at the time of closing pursuant to a Common Stock Issuance Agreement, or the Orbital Issuance Agreement, as well as certain exclusive and non-exclusive licenses from Orbital. As of the closing date Beam held 97.0% of the outstanding common stock of Orbital. As of December 31, 2022, Beam holds 95.8% of the outstanding common stock of Orbital. Additionally, certain members of the Company's executive team are providing interim management services to Orbital under separate agreements between Orbital and the executives. Orbital is not compensating the Company for the interim management services.

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

As of the closing date, the fair value of the Company’s investment in Orbital was $25.5 million, which represents the fair value of the common stock received under the Orbital Issuance Agreement. The fair value of the Orbital common stock was determined by management with the assistance of a third-party valuation specialist. In determining the fair value of the Company’s investment, the valuation specialist used an option pricing model backsolve approach based on Orbital's most recent funding of preferred stock. The valuation requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are level 3 inputs, include the anticipated holding period to an exit and liquidity event, the volatility of market participants (68%) and the discount for lack of marketability (43%). The Company adjusts the carrying value of its investment in Orbital by its proportionate share of Orbital’s net loss based on the Company’s share of Orbital’s outstanding common stock and in-substance common stock.

At the date of the investment, a basis difference was identified as the carrying value of the Company’s investment in Orbital exceeded the Company’s proportionate share of the underlying net assets in Orbital. The Company concluded that the basis difference was primarily attributable to Orbital’s IPR&D assets. As Orbital did not meet the definition of a business due to substantially all of the estimated fair value of the gross assets being concentrated in the group of similar IPR&D assets, the basis difference attributable to the IPR&D with no alternative future use was immediately expensed as of the date of the investment. The Company’s proportionate share of the basis difference exceeded its carrying value of the equity method investment in Orbital and the equity investment balance was reduced to zero. There is no commitment for the Company to provide financial support to Orbital, and therefore the carrying value of the equity method investment will not be reduced below zero. For the twelve months ended December 31, 2022, the Company recognized a loss from its equity method investment of $25.5 million in association with the basis difference charge in the Company’s consolidated statements of operations.

The maximum exposure to loss is limited to the Company’s equity investment in Orbital, which has a carrying value of zero at December 31, 2022. To date the Company has not received any dividends from Orbital.

9. Guide acquisition

On February 23, 2021, the Company entered into the Guide Merger Agreement. Under the Guide Merger Agreement, the Company paid Guide’s former stockholders and optionholders upfront consideration in an aggregate amount of $120.0 million, excluding customary purchase price adjustments and closing costs, in shares of the Company’s common stock, based upon the volume-weighted average price of the Company’s stock over the ten trading-day period ending on February 19, 2021. Pursuant to the Guide Merger Agreement, the Company acquired all of the issued and outstanding shares of Guide. The Company issued a total of 1,087,153 shares of its common stock valued at $120.0 million in connection with the upfront payment to Guide’s former stockholders and optionholders. The Guide transaction resulted in the acquisition of certain know-how and intellectual property assets related to Guide’s proprietary in vivo LNP screening technology and its library of lipids and lipid nanoparticle formulations identified using the screening technology. Management determined that the acquired assets do not meet the definition of a business pursuant to ASC 805, as substantially all of the fair value of the acquired assets is concentrated into one identifiable asset, the LNP screening technology and associated lipid library. As of the date of closing of the transactions contemplated by the Guide Merger Agreement, or the Guide Merger Agreement Date, the asset acquired had no alternative future use and had not reached a stage of technological feasibility. As a result, all share-based and cash payment obligations have been recorded as research and development expense in the consolidated statements of operations and other comprehensive loss in the amount of $155.0 million. The total transaction price was allocated to the assets acquired and liabilities assumed on a relative fair value basis.

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

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	December 31,
	2022	2021
Harvard success payment liability	$9,000	$21,000

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Years Ended December 31,
	2022	2021	2020
Change in fair value of Harvard success payment liability	$(12,000)	$500	$31,600

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

The annual maintenance fees will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Annual patent costs are expensed as incurred. Upon determination that a Harvard Product Milestone is probable to occur, the amount due will be recorded as research and development expense. The Company will monitor the Harvard Product Milestone payments for this arrangement on an ongoing basis. The Company incurred $0.2 million and $0.1 million of regulatory milestone expense during the twelve months ended December 31, 2022 and 2021, respectively. No expense was recorded for these milestones for the year ended December 31, 2020.

To the extent products are commercialized under the Harvard License Agreement, the Company will accrue royalty expense and sublicense nonroyalty payments, as applicable, for the amount it is obligated to pay, with adjustments as sales are made. The Company incurred $2.7 million and $33.7 million of expense related to non-royalty sublicense fees owed to Harvard for the twelve months ended December 31, 2022 and 2021, respectively. There was no expense related to Harvard non-royalty sublicense fees during the year ended December 31, 2020.

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of December 31, 2022, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	December 31,
	2022	2021
Broad Institute success payment liability	$9,300	$21,200

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Years Ended December 31,
	2022	2021	2020
Change in fair value of Broad Institute success payment liability	$(11,900)	$500	$31,800

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

The annual maintenance fees will be recorded as an expense on an annual basis based on the stated amount for the applicable year. Annual patent costs will be expensed as incurred. Upon determination that a Broad Product Milestone is probable to occur, the amount due will be recorded as research and development expense. The Company will monitor the Broad Product Milestone payments for this arrangement on an ongoing basis. The triggering of these milestone payments was not considered probable as of the acquisition date, and no expense has been recorded for these milestones during the years ended December 31, 2022, 2021 and 2020.

To the extent products are commercialized under the Broad License Agreement, the Company will accrue royalty expense and sublicense nonroyalty payments, as applicable, for the amount it is obligated to pay, with adjustments as sales are made. The Company paid $6.1 million of non-royalty sublicense fees to Broad Institute during the twelve months ended December 31, 2022 related to non-royalty sublicense fee expense incurred during the second half of 2021. The Company recorded no expense related to non-royalty sublicense fees owed to the Broad Institute during the twelve months ended December 31, 2022 or 2020.

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

The option exercise fees under the agreement will be recorded as research and development expense, if and when the Company exercises such options. To date, no options have been exercised. The annual maintenance fees are recorded as an expense on an annual basis based on the stated amount for the applicable year. Annual patent costs are expensed as incurred. In addition, the Company is required to make certain development, regulatory and commercial milestone payments to Editas upon the achievement of specified milestones. During each of the years ended December 31, 2022 and 2021, the Company recognized $0.1 million of expense as it determined that it owed a regulatory milestone payment to Editas under the License Agreement. The Company did not recognize any expense under the Editas License Agreement during the year ended December 31, 2020. To the extent applicable, sublicense income payments will be accrued for the amount the Company is obligated to pay under each applicable in-license as amounts are due to Editas. Lastly, to the extent products are commercialized under the Editas License agreement, the Company will accrue royalty expense for the amount it is obligated to pay, with adjustments as sales are made.

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

In exchange for the licenses and services provided by the Company under the Orbital Agreement, the Company received a non-exclusive research license to certain RNA technology and nonviral delivery technology controlled by Orbital, and research and development support services as outlined in a research plan. Orbital also granted Beam an exploitation license to certain RNA technology and nonviral delivery technology controlled by Orbital. The exploitation license is exclusive in the fields of gene editing and conditioning and nonexclusive in all other fields other than vaccines and certain protein therapeutics. The Company also received 75 million shares of Orbital’s common stock at closing, which represented a 31.5% fully diluted equity interest in Orbital. The Company accounts for its investment in Orbital under the equity method of accounting. Refer to Note 8 for further details.

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

The Company accounts for the Orbital Agreement under ASC 606 as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract.

The overall transaction price as of the inception of the contract was determined to be $25.5 million, which represents the fair value of the Company’s equity interest in Orbital’s common stock at inception. See Note 8 for the determination of the fair value of the Company’s investment. There is no variable consideration included in the transaction price at inception.

The Company concluded that the research and exploitation licenses are not distinct from the other promises in the Orbital Agreement, and as such the Company has determined that the licenses combined with the research and development services, know-how transfers, committee participation and materials transfer represent a performance obligation. The Company recognizes revenue associated with the Orbital performance obligation over time as it is satisfied during the term of the agreement, which is three years. The Company recognized $2.1 million of revenue during the year ended December 31, 2022. As of December 31, 2022, there was $8.5 million and $14.9 million of current and long-term deferred revenue, respectively, related to the Orbital Agreement.

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

At the inception of the Pfizer Agreement, the Company was entitled to receive a nonrefundable upfront payment of $300.0 million in consideration for the rights granted to Pfizer under the collaboration. Should Pfizer exercise its Opt-In Right for any of the three programs, the Company would be eligible to receive development, regulatory, and commercial milestones of up to $350.0 million per program, for potential total consideration of up to $1.35 billion, plus royalty payments on global net sales for each licensed program, if any. If Pfizer does not exercise its Opt-In Right for a program, the Company’s rights in such program revert to the Company and the Company will be required to pay Pfizer earn-out payments equal to a low single digit percentage of net sales earned on such program for a ten-year period, if any. As the $300.0 million upfront fee was not received by the Company as of December 31, 2021, the Company recorded a collaboration receivable for $300.0 million with a corresponding deferred revenue liability. The Company received the $300.0 million upfront payment in January 2022.

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

The Company accounts for the Pfizer Agreement under ASC 606, as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract.

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

The selling price of each performance obligation was determined based on the Company’s estimated standalone selling price, or the ESSP. The Company developed the ESSP for all of the performance obligations included in the Pfizer Agreement by determining the total estimated costs to fulfill each performance obligation identified with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the stand-alone selling price to the performance obligations based on the relative standalone selling price method.

The Company recognizes revenue for each performance obligation as it is satisfied during the term of the agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which includes each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue is recognized using an input method based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligation. During the twelve months ended December 31, 2022, the Company recognized $48.2 million of revenue related to the Pfizer Agreement. As of December 31, 2022, there was $96.4 million and $155.4 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement. There was no revenue recognized related to the Pfizer Agreement during the years ended December 31, 2021 or 2020.

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

For up to eighteen months following the effective date of the Sana Agreement, Sana has the option to select up to a cumulative total of two additional CAR antigen targets or PSC product types for an additional fee of $10.0 million per additional CAR antigen target and additional PSC product type, or the Option Rights, for an aggregate potential additional consideration of $20.0 million. Further, at any time prior to the third anniversary of the effective date of the Sana Agreement, Sana has a one-time right to substitute, in the aggregate, either one CAR antigen target or one PSC product type at no additional cost, or the Replacement Right. Sana may also select a specified number of additional or replacement genetic targets for each PSC product type at any time prior to the third anniversary of the effective date at no additional cost, or the Genetic Target Nomination Rights. Sana may terminate the Sana Agreement for convenience prior to the first commercial sale of any licensed product by providing 90 days’ prior written notice or upon 180 days’ prior written notice after first commercial sale.

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

During the year ended December 31, 2021, the Company recognized $50.0 million of revenue associated with the single performance obligation at a point in time upon the transfer of the license to Sana and completion of the initial technology transfer. The Company did not recognize revenue under the Sana Agreement for the twelve-month period ended December 31, 2022 or 2020.

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

As part of the collaboration, the Company is eligible to receive a total of $75.0 million in upfront and near-term milestones from Apellis, which is comprised of $50.0 million received upon signing and an additional $25.0 million payment on June 30, 2022, the one-year anniversary of the effective date of the Apellis Agreement, or the First Anniversary Payment. Following any exercise of an Opt-In Right for any of the six programs, the Company will be eligible to receive development, regulatory, and sales milestones from Apellis, as well as royalty payments on sales. The collaboration has an initial term of five years and may be extended up to two years on a per year and program-by-program basis. During the collaboration term, Apellis may, subject to certain limitations, substitute a specific complement gene and/or organ for any of the initial base editing programs. Apellis may terminate the Apellis Agreement for convenience on any or all of the programs by providing prior written notice. The Company received the $50.0 million upfront payment from Apellis in July 2021 and the $25.0 million First Anniversary Payment in June 2022.

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

The selling price of each performance obligation was determined based on the Company’s estimated standalone selling price, or the ESSP. The Company developed the ESSP for all of the performance obligations included in the Apellis Agreement by determining the total estimated costs to fulfill each performance obligation identified with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the stand-alone selling price to the performance obligations based on the relative standalone selling price method.

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. The Company recognized $10.6 million and $1.8 million of revenue related to the Apellis Agreement for the twelve months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there is $31.1 million and $31.5 million of current and long-term deferred revenue, respectively, related to the Apellis Agreement. The Company did not recognize any revenue under the Apellis Agreement during the year ended December 31, 2020.

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

The Company had an obligation to issue $5.0 million in shares of its common stock to Prime Medicine, and Prime Medicine had an obligation to issue 5,000,000 shares of its common stock to the Company, should the Company elect to extend the collaboration beyond one year. In September 2020, the Company elected to continue the collaboration and, in October 2020, issued 200,307 shares of the Company’s common stock to Prime Medicine. The Company recognized $5.5 million, which represented the fair value of the Company's common stock issued to Prime Medicine, as research and development expense within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2020. Additionally, in October 2020, the Company received 5,000,000 shares of Prime Medicine’s common stock and recognized $0.1 million as an offset to research and development expense within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2020. In October 2022, Prime completed an initial public offering of its common stock. In connection with Prime's initial public offering, Prime effected a one-for-3.1088 reverse stock split. As of December 31, 2022 the Company owned 1,608,337 shares of Prime's common stock valued at $29.9 million.

Additionally, the Company provided immaterial interim management and startup services to Prime Medicine through March 2021 but did not provide any such services during 2022.

As of December 31, 2022, the Company determined that future milestones and royalties under the agreement were not probable of recognition.

Verve

In April 2019, the Company entered into a collaboration and license agreement with Verve, or the Verve Agreement, to investigate gene editing strategies to modify genes associated with an increased risk of coronary diseases and in July 2022, the Company and Verve amended the Verve Agreement. Under the terms of the Verve Agreement, as amended, the Company granted Verve an exclusive license to certain base editor technology and improvements and Verve granted the Company a non-exclusive license under certain know-how and patents controlled by Verve, an interest in joint collaboration technology and a non-exclusive license under certain delivery technology. Verve is responsible for all costs associated with the research and development activities under the Verve License agreement. The Company has the option to share in the future development of certain products, with no associated fee at the time the right is exercised. Upon exercise of the Company’s option, the profits and expenses of such product will be shared, as defined in the agreement. To date, the Company has not exercised its option.

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

The Company also purchased shares of Verve's Series A preferred stock during the twelve months ended December 31, 2020. During June 2021, Verve completed an initial public offering of its common stock. In connection with Verve’s initial public offering, Verve effected a one-for-9.2592 reverse stock split and also converted all shares of its preferred stock into shares of common stock. As of December 31, 2022, the Company owned 546,970 shares of Verve's common stock valued at $10.6 million.

Management determined that the performance obligations associated with the Verve License Agreement are the combined licenses and improvements related to the licensed technology. All other items promised to Verve are immaterial in the context of the agreement. The fair value of the shares issued by Verve to the Company were considered a fixed upfront payment of $0.5 million in the form of non-cash consideration. The Company determined that its performance obligations associated with the Verve License Agreement at contract inception were not distinct and represented a single performance obligation, and that the obligations would be completed over the performance period of the agreement. Accordingly, the upfront payment will be recognized as revenue using a time-based proportional performance model over the contract term (April 2019 through 2038) of the collaboration, as license revenue. For each of the years ended December 31, 2022, 2021, and 2020, the Company recognized approximately $24,000 of license revenue and has approximately $0.4 million of deferred revenue as of December 31, 2022. To date, no commercial milestone payments or royalties are due. The remaining fees that may be paid under the agreement are considered variable consideration and will be constrained until it is probable that a significant revenue reversal would not occur. To date, the Company has not exercised its option to opt-in to a licensed product and no milestones or royalties have been achieved.

12. Preferred stock and common stock

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

In April 2021, the Company entered into the Sales Agreement with Jefferies, pursuant to which the Company was entitled to offer and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $300.0 million. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of December 31, 2022, the Company has sold 2,908,009 shares of its common stock under the Sales Agreement at an average price of $103.16 per share for aggregate gross proceeds of $300.0 million, before deducting commissions and offering expenses payable by the Company.

In July 2021, the Company and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, the Company may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of December 31, 2022, the Company has sold 3,908,289 additional shares of its common stock under the amended Sales Agreement at an average price of $82.38 per share for aggregate gross proceeds of $322.0 million, before deducting commissions and offering expenses payable by the Company, resulting in an aggregate of $622.0 million in gross proceeds received under the Sales Agreement, as amended, as of December 31, 2022.

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

As of December 31, 2022, the Company had 10,797,126 shares reserved and 1,555,915 shares available for future issuance under the 2019 Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development	$52,004	$26,644	11,199
General and administrative	32,317	16,926	4,181
Total stock-based compensation expense	$84,321	$43,570	$15,380

Stock options

The assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Years Ended December 31,
	2022	2021	2020
Expected volatility	74.8-77.3%	71.4-76.7%	75.6-82.6%
Weighted-average risk-free interest rate	2.27%	1.11%	1.07%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	6.08	6.12	6.24

The following table provides a summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (1) (in thousands)
Outstanding at December 31, 2021	6,034,192	$32.40	7.9	$300,560
Granted	2,215,246	60.75
Exercised	(484,435)	5.64
Forfeitures	(216,611)	55.91
Outstanding at December 31, 2022	7,548,392	41.77	7.5	110,990
Exercisable as of December 31, 2022	3,790,249	$27.08	6.6	$87,547

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of December 31, 2022 and 2021.

The Company has granted stock options to certain employees to purchase shares of common stock that contain certain performance-based vesting criteria, primarily related to the achievement of certain development milestones related to editing applications, and the closing price of the Company’s common stock following an IPO. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones. The expense related to performance-based stock options was immaterial for the years ended December 31, 2022 and 2021 and no expense was recognized for the year ended December 31, 2020.

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2022, 2021 and 2020, was $40.86, $58.56 and $15.32, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $23.4 million, $85.1 million and $29.9 million, respectively. The weighted-average exercise price of stock options exercised for the years ended December 31, 2022, 2021 and 2020 was $5.64, $9.88 and $3.67, respectively.

As of December 31, 2022, there was $135.3 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Restricted stock

The Company issued shares of restricted common stock during the years ended December 31, 2022 and 2021, which consisted only of restricted stock units. The company issued shares of restricted common stock during the year ended December 31, 2020, which consisted restricted stock units and awards. Restricted common stock issued generally vests over a period of two to four years.

Under the 2017 Plan, the Company granted restricted common stock awards with service conditions. In 2018, the Company issued shares of restricted common stock to certain of the Company’s scientific founders and a portion of these issued shares were subject to vesting over a period of four years, with the commencement of vesting of the remaining shares upon the achievement of certain financing milestones, and in certain instances continued service after the milestones were achieved.

Generally, if the holders of restricted common stock cease to have a business relationship with the Company, the Company may reacquire any unvested shares of common stock held by these individuals for the original purchase price, and in certain instances for no consideration. The amounts received to date for the purchase price of restricted stock are immaterial. The unvested shares of restricted common stock are not considered outstanding shares for accounting purposes until the shares vest.

The following summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2021	1,126,206	$74.32
Issued	1,071,925	51.72
Vested	(424,303)	53.06
Forfeited	(81,009)	71.02
Unvested as of December 31, 2022	1,692,819	$65.49

The aggregate fair value of restricted shares that vested during the years ended December 31, 2022, 2021 and 2020 was $53.1 million, $6.4 million and $6.9 million, respectively.

At December 31, 2022, there was approximately $92.6 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.0 years.

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

The Company used the Black-Scholes option valuation model to estimate the fair value of the purchase right under the ESPP on the date of grant. The expected volatility is based on the historical volatility of the Company's common stock for a period of years corresponding with the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option. The expected life is based on the term of the purchase period for the grants made under the ESPP. The Company uses the straight-line attribution approach to record the expense over the offering period.

The Company uses the straight-line attribution approach to record the expense over the offering period. Stock-based compensation expense related to the ESPP for the year ended December 31, 2022 and 2021 was $1.5 million and $0.3 million, respectively. There was no stock-based compensation expense incurred related to the ESPP for the year ended December 31, 2020.

The Company issued 70,073 shares under the ESPP during the twelve months ended December 31, 2022. There were no shares issued under the ESPP during the twelve months ended December 31, 2021. As of December 31, 2022, the Company had 1,665,199 shares available for issuance under the ESPP.

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

	As of December 31,
	2022	2021	2020
Unvested restricted stock	1,692,819	1,126,206	1,275,338
Outstanding options to purchase common stock	7,548,392	6,034,192	5,336,441
ESPP	45,906	19,379	—
Total	9,287,117	7,179,777	6,611,779

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(289,088)	$(370,638)	$(194,592)
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	—	—	(1,277)
Net loss attributable to common stockholders	(289,088)	(370,638)	(195,869)
Denominator:
Weighted average common shares outstanding, basic and diluted	70,015,305	64,227,676	46,733,221
Net loss per common share attributable to common stockholders, basic and diluted	$(4.13)	$(5.77)	$(4.19)

15. Income taxes

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	7.4	5.1	7.2
Research and development tax credits	4.2	2.6	2.1
Nondeductible/ nontaxable permanent items	(1.8)	0.7	0.8
IPR&D Guide Acquisition	—	(8.8)	—
Change in valuation allowance	(32.0)	(20.6)	(31.1)
Total	-1.2%	0.0%	0.0%

The components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$25,740	$103,868
Research and development tax credits	27,801	23,745
Accrued expenses and other	12,472	2,703
Deferred revenue	84,622	107
Derivative liabilities	4,920	11,483
Stock options	9,714	5,489
Amortization	19,893	20,754
Capitalized Research	63,816	—
Lease liability	48,122	38,734
Total deferred tax assets	297,100	206,883
ROU asset	(31,860)	(27,950)
Property and equipment	(508)	(1,868)
Other	(10,325)	(4,954)
Less: valuation allowance	(254,407)	(172,111)
Deferred tax assets, net	$—	$—

For the year ended December 31, 2022, the Company recorded $3.4 million of income tax expense, primarily as a result of the adoption of Section 174 of the Tax Cuts and Jobs Act of 2017, or TCJA, and full recognition of the Apellis and Pfizer license and collaboration revenue that was deferred in 2021 for tax purposes. The TCJA requires taxpayers to capitalize and amortize research and development expenditures for tax years beginning after December 31, 2021. This rule became effective for the Company during 2022 and resulted in capitalized research and development costs of $237.4 million as of December 31, 2022. The Company will amortize these costs for tax purposes over five years for research and development performed in the United States and over 15 years for research and development performed outside the United States. The Company had no income tax expense during the years ended 2021 or 2020. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets, except to the extent NOLs, or net operating losses, have been used to reduce taxable income. As a result, the Company has recorded a full valuation allowance at December 31, 2022 and 2021. The valuation allowance increased by $82.3 million in 2022 due to the increase in deferred tax assets, primarily due to increased capitalization of R&D expenditures in 2022 as required by changes to the tax laws from the TCJA as described above. The valuation allowance increased by $77.1 million in 2021.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code due to ownership change limitations that have occurred previously, or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has completed a Section 382 study as of December 31, 2021. As of December 31, 2021 the Company had $374.4 million of federal NOLs available, $371.0 million of which are subject to an 80% limitation.

As of December 31, 2022, the Company had $120.3 million of federal NOL carryforwards. The federal NOLs generated in 2021 will not expire. Additionally, as of December 31, 2022, the Company had $18.9 million of federal and $11.3 million of Massachusetts tax credits that expire starting in 2042.

As of December 31, 2022, and 2021, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company filed income tax returns in the United States and the Commonwealth of Massachusetts in all tax years since inception. Tax years beginning in 2018 remain open to examination in these jurisdictions, as carryforward attributes generated in past years may be adjusted in a future period. The IRS has not made any assessments as of December 31, 2022.

16. Related party transactions

Orbital

As described in Note 8, the Company has significant influence over, but does not control, Orbital through its noncontrolling representation on Orbital's board of directors and the Company’s equity interest in Orbital. The Company and Orbital are also parties to a collaboration and license agreement and have multiple common board members. The Company has a 31.5% equity interest in Orbital as of December 31, 2022.

Founders

For the years ended December 31, 2022, 2021 and 2020, the Company made payments of $0.4 million, $0.5 million and $0.5 million, respectively, to its three founder shareholders for scientific consulting and other expenses.

Verve

The Company and Verve are parties to a collaboration and license agreement and had a common board member through the first half of 2022.

Prior to Verve’s initial public offering in June 2021, the Company owned both common and preferred shares of Verve and valued such investment based on the cost of the equity securities adjusted for any observable market transactions. Following the initial public offering, and the conversion to common stock and the stock split, the equity securities have a readily determinable fair value and the Company owned 546,970 shares of Verve's common stock, the value of which is included in marketable securities in the consolidated balance sheet. The Company recorded the investment as fair value, which resulted in the recognition of $9.6 million of other expense, $17.7 million of other income and $0.5 million of other income for the twelve months ended December 31, 2022, 2021 and 2020, respectively. The value of this investment as of December 31, 2022 and 2021 is $10.6 million and $20.2 million, respectively.

During the year ended December 31, 2020, the Company purchased shares of Verve series A preferred stock valued at $0.8 million. These shares were converted into shares of Verve common stock in connection with Verve’s initial public offering.

The Company purchased certain materials from Verve amounting to $0.4 million, $0.2 million and $0.4 million, which is recorded as research and development expenses within the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2022, 2021, and 2020 respectively. The Company also sold certain materials to Verve amounting to $0.2 million, which is recorded as interest and other income (expense), net within the accompanying consolidated statements of operations and other comprehensive loss for the year ended December 31, 2020. The Company did not sell any materials to Verve during the years ended December 31, 2022 and 2021.

In October 2021, the Company entered into an agreement pursuant to which Verve subleased 12,000 square feet of the Company’s existing office and laboratory space for a term of one year which began in December 2021. The Company recorded $1.3 million and $0.1 million of sublease income related to this sublease within the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2022 and 2021, respectively, as well as its proportionate costs for the landlord’s operating expense, insurance, property taxes, and utilities. As of December 31, 2022, the Verve sublease agreement had expired.

Prime Medicine

The Company and Prime Medicine are parties to a collaboration and license agreement and have a common founder and had a common board member into the third quarter of 2022.

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

In October 2022, Prime completed an initial public offering of its common stock. In connection with Prime's initial public offering, Prime effected a one-for-3.1088 reverse stock split. As of December 31, 2022 the Company owned 1,608,337 shares of Prime's common stock valued at $29.9 million and recognized $29.8 million of other income during the twelve months ended December 31, 2022 associated with changes in the fair value of Prime's common stock.

Management services provided to the Company by Prime Medicine were immaterial for the year ended December 31, 2022. Additionally, in September 2019, in connection with the Company’s collaboration and license agreement with Prime Medicine, the Company executed a letter agreement, as amended, to provide certain interim management and startup services to Prime Medicine through March 2021. Prime Medicine was obligated to reimburse the Company’s out-of-pocket costs incurred in connection with performing the services and, beginning in October 2020 and ending March 2021, paid the Company a $30,000 monthly service fee. The Company recognized $0.1 million for performing such services in interest and other income (expense), net, during each of the years ended December 31, 2021 and 2020. The Company did not perform any such services during the twelve months ended December 31, 2022.

17. Employee benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Beginning January 1, 2020, the Company made matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation. The Company made matching contributions of $2.0 million, $1.1 million, and $0.6 million for the years ended December 31, 2022, 2021, and 2020 respectively.