Form 10-Q
period 2023-03-31
Beam Therapeutics Inc.
filed 2023-05-10
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of registrant’s common stock outstanding as of May 3, 2023 was 76,217,463.

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
•
our expectations regarding the strategic and other potential benefits of any acquisition of additional technologies;
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

All of these statements are subject to known and unknown important risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Part II, Item 1A of this report and “Risk Factors Summary” and “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the 2022 Form 10-K. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

When we use the terms “Beam,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q, we mean Beam Therapeutics Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$249,771	$232,767
Marketable securities	809,700	845,367
Prepaid expenses and other current assets	23,560	14,762
Total current assets	1,083,031	1,092,896
Property and equipment, net	121,822	115,620
Restricted cash	9,802	12,754
Operating lease right-of-use assets	116,159	118,513
Other assets	1,538	1,931
Total assets	$1,332,352	$1,341,714
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,063	$9,029
Accrued expenses and other current liabilities	37,847	48,059
Derivative liabilities	12,700	18,300
Current portion of deferred revenue	142,737	135,974
Current portion of lease liability	11,157	10,380
Current portion of equipment financing liability	1,421	1,853
Total current liabilities	219,925	223,595
Long-term lease liability	165,298	168,625
Long-term equipment financing liability	983	1,154
Contingent consideration liabilities	12,759	12,463
Long-term portion of deferred revenue	171,708	202,179
Other liabilities	173	224
Total liabilities	570,846	608,240
Commitments and contingencies (See Note 7, License agreements and Note 8, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 74,435,392 and 71,277,339 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	744	712
Additional paid-in capital	1,915,349	1,792,554
Accumulated other comprehensive (loss) income	(765)	(2,430)
Accumulated deficit	(1,153,822)	(1,057,362)
Total stockholders’ equity	761,506	733,474
Total liabilities and stockholders’ equity	$1,332,352	$1,341,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
License and collaboration revenue	$24,208	$8,432
Operating expenses:
Research and development	99,646	65,410
General and administrative	23,490	19,247
Total operating expenses	123,136	84,657
Loss from operations	(98,928)	(76,225)
Other income (expense):
Change in fair value of derivative liabilities	5,600	13,600
Change in fair value of non-controlling equity investments	(12,797)	(7,685)
Change in fair value of contingent consideration liabilities	(296)	452
Interest and other income (expense), net	9,961	644
Total other income (expense)	2,468	7,011
Net loss	$(96,460)	$(69,214)
Unrealized gain (loss) on marketable securities	1,665	(2,659)
Comprehensive loss	$(94,795)	$(71,873)
Net loss per common share, basic and diluted	$(1.33)	$(1.01)
Weighted-average common shares outstanding, basic and diluted	72,273,829	68,703,864

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

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	71,277,339	$712	$1,792,554	$(2,430)	$(1,057,362)	$733,474
Purchase of common stock under ESPP	65,620	1	1,707	—	—	1,708
Issuance of common stock from At-the-Market offering, net of issuance costs of $0.2 million	2,431,770	24	93,786	—	—	93,810
Vesting of restricted common stock	284,858	3	(3)	—	—	—
Stock-based compensation	—	—	23,917	—	—	23,917
Exercise of common stock options	375,805	4	3,388	—	—	3,392
Other comprehensive income (loss)	—	—	—	1,665	—	1,665
Net loss	—	—	—	—	(96,460)	(96,460)
Balance at March 31, 2023	74,435,392	$744	$1,915,349	$(765)	$(1,153,822)	$761,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(96,460)	$(69,214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,647	3,312
Amortization of investment discount (premiums)	(6,932)	(390)
Stock-based compensation expense	23,917	18,035
Change in operating lease right-of-use assets	2,354	1,997
Change in fair value of derivative liabilities	(5,600)	(13,600)
Change in fair value of contingent consideration liabilities	296	(452)
Change in fair value of non-controlling equity investments	12,797	7,685
Other	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,405)	(9,185)
Accounts payable	(231)	(1,252)
Accrued expenses and other liabilities	(9,888)	(16,533)
Operating lease liabilities	(2,550)	(1,780)
Collaboration receivable	—	300,000
Deferred revenue	(23,708)	(8,432)
Other long-term liabilities	(52)	8,296
Net cash provided by (used in) operating activities	(109,815)	218,490
Investing activities
Purchases of property and equipment	(6,017)	(7,259)
Purchases of marketable securities	(266,532)	(690,390)
Maturities of marketable securities	298,000	160,310
Net cash provided by (used in) investing activities	25,451	(537,339)
Financing activities
Proceeds from issuance of common shares, net of commissions	93,981	54,003
Proceeds from issuances of stock under ESPP	1,708	1,412
Payment of equity offering costs	(62)	(6)
Repayment of equipment financings	(603)	(553)
Proceeds from exercise of stock options	3,392	820
Net cash provided by (used in) financing activities	98,416	55,676

Net change in cash, cash equivalents and restricted cash	14,052	(263,173)
Cash, cash equivalents and restricted cash—beginning of period	245,521	572,740
Cash, cash equivalents and restricted cash—end of period	$259,573	$309,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$62	$113

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$10,675	$15,306
Operating lease liabilities arising from obtaining right-of-use assets	$—	$4,822
Equity issuance costs in accounts payable and accrued expenses	$109	$67

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

In July 2021, the Company and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, the Company may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of March 31, 2023, the Company has sold 6,340,059 additional shares of its common stock under the amended Sales Agreement at an average price of $65.95 per share for aggregate gross proceeds of $418.1 million, before deducting commissions and offering expenses payable by the Company.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.2 billion as of March 31, 2023. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of March 31, 2023 of $1.1 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

COVID-19-related significant risks and uncertainties

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the three months ended March 31, 2023, the extent to which the COVID-19 pandemic or any other public health emergency impacts the Company’s business, its corporate development objectives, results of operations and financial condition in future periods will depend on developments that are uncertain. Disruptions to the global economy and supply chain, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic or other health emergencies could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on February 28, 2023, or the 2022 Form 10-K. Since the date of those financial statements, there have been no material changes to Beam’s significant accounting policies.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, incremental borrowing rate used in the calculation of lease liabilities, research and development expenses, stock-based compensation, contingent consideration liabilities, success payments and certain judgments regarding revenue recognition. Actual results could differ from these estimates.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$249,771	$296,821
Restricted cash	9,802	12,746
Total cash, cash equivalents, and restricted cash	$259,573	$309,567

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$86,680	$85,804
Lab equipment	50,614	47,383
Furniture and fixtures	4,450	4,332
Computer equipment	3,073	3,073
Construction in process	11,822	5,198
Total property and equipment	156,639	145,790
Less accumulated depreciation	(34,817)	(30,170)
Property and equipment, net	$121,822	$115,620

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$4,647	$3,262

4. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities, corporate equity securities of Verve Therapeutics, Inc., or Verve, and Prime Medicine, Inc., or Prime, contingent consideration liabilities related to the agreement and plan of merger pursuant to which the Company acquired Guide, or the Guide Merger Agreement, and success payment derivative liabilities pursuant to the license agreement, or the Harvard License Agreement, between President and Fellows of Harvard University, or Harvard, and the Company, and the license agreement, or the Broad License Agreement, between The Broad Institute, Inc., or Broad Institute, and the Company.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at March 31, 2023 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$217,038	217,038	$217,038	$—	$—
Marketable securities:
Commercial paper	588,022	588,022	—	588,022	—
U.S. Treasury securities	58,567	58,567	—	58,567	—
U.S Government securities	135,441	135,441	—	135,441	—
Corporate equity securities	27,670	27,670	27,670	—	—
Total assets	$1,026,738	$1,026,738	$244,708	$782,030	$—

Liabilities
Success payment liability – Harvard	$6,200	$6,200	$—	$—	$6,200
Success payment liability – Broad Institute	6,500	6,500	—	—	6,500
Contingent consideration liability – Technology	6,168	6,168	—	—	6,168
Contingent consideration liability – Product	6,591	6,591	—	—	6,591
Total liabilities	$25,459	$25,459	$—	$—	$25,459

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

The Company holds an investment in Verve consisting of shares of Verve’s common stock. As of March 31, 2023, the Company owned 546,970 shares of Verve's common stock valued at $7.9 million, which is included in marketable securities in the condensed consolidated balance sheet.

The Company also holds an investment in Prime consisting of 1,608,337 shares of Prime's common stock. As of March 31, 2023, the Company's investment in Prime's common stock was valued at $19.8 million, which is included in marketable securities in the condensed consolidated balance sheet.

Pursuant to ASC 825, Financial instruments, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s condensed consolidated statements of operations.

The following table summarizes other income (expense) recorded due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended March 31,
	2023	2022
Other income (expense)	$(12,797)	$(7,685)

Success payment liabilities – As discussed further in Note 8, License agreements, the Company is required to make payments to Harvard and Broad Institute based upon the achievement of specified multiples of the market value of the Company's common stock, at specified valuation dates. The Company’s liability for the share-based success payments under the Harvard and Broad License Agreements is carried at fair value. To determine the estimated fair value of the success payment liability, the Company uses a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables.

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Fair value of common stock (per share)	$30.62	$39.11	$30.62	$39.11
Expected volatility	80%	82%	79%	82%
Expected term (years)	0.08-6.25	0.08-6.49	0.08-7.11	0.08-7.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Three Months Ended March 31, 2023
	Harvard	Broad Institute	Total
Balance at December 31, 2022	$9,000	$9,300	$18,300
Change in fair value	(2,800)	(2,800)	(5,600)
Balance at March 31, 2023	$6,200	$6,500	$12,700

Contingent consideration liabilities – Under the Guide Merger Agreement, Guide’s former stockholders and optionholders are eligible to receive up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in the Company’s common stock valued using the volume-weighted average price of the Company’s stock over the ten-day trading period ending two trading days prior to the date on which the applicable milestone is achieved. As these milestones are payable in the Company’s common stock, the milestone payments result in liability classification under ASC 480, Distinguishing Liabilities from Equity. These contingent consideration liabilities are carried at fair value which was estimated by applying a probability-based model, which utilized inputs based on timing of achievement that were unobservable in the market. Changes in fair value are reflected in the Company’s condensed consolidated statements of operations and other comprehensive loss, presented in other income (expense). These contingent consideration liabilities are classified within Level 3 of the fair value hierarchy.

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	Three Months Ended March 31, 2023
	Technology Milestones	Product Milestones	Total
Balance at December 31, 2022	$6,025	$6,438	$12,463
Change in fair value	143	153	296
Balance at March 31, 2023	$6,168	$6,591	$12,759

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

	Technology Milestones		Product Milestones
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Discount Rate	10.00%	10.00%	10.00%	10.00%
Probability of Achievement	5-15%	5-15%	2-15%	2-15%
Projected Year of Achievement	2024-2025	2024-2025	2025-2030	2025-2030

5. Marketable securities

The following table summarizes the Company’s marketable securities held at March 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$588,410	$60	$(448)	$588,022
U.S. Treasury securities	58,749	—	(182)	58,567
U.S. Government securities	135,636	77	(272)	135,441
Corporate equity securities	27,670	—	—	27,670
Total	$810,465	$137	$(902)	$809,700

The following table summarizes the Company’s marketable securities held at December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$578,813	$72	$(1,157)	$577,728
Corporate notes	19,033	—	(37)	18,996
U.S. Treasury securities	146,270	—	(958)	145,312
U.S. Government securities	63,214	13	(363)	62,864
Corporate equity securities	40,467	—	—	40,467
Total	$847,797	$85	$(2,515)	$845,367

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2023, the balance in accumulated other comprehensive (loss) income was related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three months ended March 31, 2023 and 2022 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Research costs	$7,769	$4,844
Professional fees	7,111	6,751
Process development and manufacturing costs	6,246	5,080
Employee compensation and related benefits	5,622	19,122
Other	11,099	12,262
Total	$37,847	$48,059

The Company received correspondence from a research institution regarding a confidentiality agreement between such institution and the Company. The confidentiality agreement related to certain technology that the Company evaluated for development in connection with certain of its programs. The correspondence alleges that the Company breached the terms of the confidentiality agreement, misappropriated trade secret and other confidential information of such institution, engaged in unfair and deceptive trade practices, and was unjustly enriched in connection with developing its therapeutics, including BEAM-102 and BEAM-302. The research institution claims that it is entitled to monetary damages (including damages for the apportioned value of the Company and enhanced damages for an alleged willful violation) and certain ongoing royalty and/or milestone payments related to the technology that is the subject of the alleged breaches of contract, among other possible remedies.

As of March 31, 2023, the Company has accrued a $3.4 million liability equal to an amount the Company offered to resolve the dispute. The settlement proposal was rejected by the research institution. No complaint has been filed, and the Company continues to discuss the matter with the research institution. Although it may do so, the Company has not determined to make a further offer and believes that it is unable at this time to provide any estimate of a reasonably possible loss in excess of the amount offered. The ultimate resolution of this matter could result in an outcome that is materially different from the amount accrued as of March 31, 2023.

7. License agreements

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of March 31, 2023, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	March 31, 2023	December 31, 2022
Harvard success payment liability	$6,200	$9,000

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended March 31,
	2023	2022
Change in fair value of Harvard success payment liability	$(2,800)	$(6,800)

As of each of March 31, 2023 and 2022, the Company determined that product development and regulatory approval milestones under the Harvard License Agreement were not probable and, as such, no amounts were recognized for the three months ended March 31, 2023 or 2022.

During the three months ended March 31, 2023, the Company did not incur expense related to non-royalty sublicense fees owed to Harvard. The Company incurred $0.5 million of expense related to non-royalty sublicense fees owed to Harvard during the three months ended March 31, 2022.

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of March 31, 2023, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	March 31, 2023	December 31, 2022
Broad Institute success payment liability	$6,500	$9,300

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended March 31,
	2023	2022
Change in fair value of Broad Institute success payment liability	$(2,800)	$(6,800)

As of March 31, 2023, the Company determined that product development and regulatory approval milestones and royalties under the Broad License Agreement were not probable and, as such, no amounts were recognized for the three months ended March 31, 2023 or 2022.

The Company recorded less than $0.1 million of expense related to non-royalty sublicense fees owed to the Broad Institute during the three months ended March 31, 2023, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. The Company recorded no expense related to non-royalty sublicense fees owed to the Broad Institute during the three months ended March 31, 2022. The Company paid $6.1 million of non-royalty sublicense fees to Broad Institute during the three months ended March 31, 2022 related to non-royalty sublicense fee expense incurred during the second half of 2021.

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

8. Collaboration and license agreements

Orbital

In September 2022, the Company entered into a License and Research Collaboration Agreement, or the Orbital Agreement, with Orbital Therapeutics, Inc., or Orbital. Under the terms of the Orbital Agreement, the Company will collaborate with Orbital to advance nonviral delivery and ribonucleic acid, or RNA, technology by providing Orbital with certain proprietary materials, a non-exclusive research license to certain RNA technology and nonviral delivery technology controlled by the Company, and by performing research and development support services as outlined in a research plan. The Company also granted Orbital an exploitation license to certain RNA technology and nonviral delivery technology controlled by the Company. The exploitation license is exclusive in the fields of vaccines and certain protein therapeutics and nonexclusive in all other fields other than gene editing and conditioning. The collaboration is managed on an overall basis by a Joint Steering Committee, or JSC, comprised of an equal number of representatives from the Company and Orbital.

In exchange for the licenses and services provided by the Company under the Orbital Agreement, the Company received a non-exclusive research license to certain RNA technology and nonviral delivery technology controlled by Orbital, and research and development support services as outlined in a research plan. Orbital also granted Beam an exploitation license to certain RNA technology and nonviral delivery technology controlled by Orbital. The exploitation license is exclusive in the fields of gene editing and conditioning and nonexclusive in all other fields other than vaccines and certain protein therapeutics. The Company also received 75 million shares of Orbital’s common stock at closing, which represented a 31.5% fully diluted equity interest in Orbital as of the closing. The Company accounts for its investment in Orbital under the equity method of accounting.

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

The Company concluded that the research and exploitation licenses are not distinct from the other promises in the Orbital Agreement, and as such the Company has determined that the licenses combined with the research and development services, know-how transfers, committee participation and materials transfer represent a performance obligation. The Company recognizes revenue associated with the Orbital performance obligation over time as it is satisfied during the term of the agreement, which is three years. The Company recognized $2.1 million of revenue during the three months ended March 31, 2023. As of March 31, 2023, there was $8.5 million and $12.8 million of current and long-term deferred revenue, respectively, related to the Orbital Agreement.

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

The Company recognizes revenue for each performance obligation as it is satisfied during the term of the agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which includes each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue is recognized using an input method based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligation. For the three months ended March 31, 2023 and 2022, the Company recognized $16.2 million and $6.3 million of revenue related to the Pfizer Agreement, respectively. As of March 31, 2023, there was $102.7 million and $132.9 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement.

Apellis Pharmaceuticals

In June 2021, the Company entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of the Company’s base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, the Company will conduct preclinical research on six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis has an exclusive option to license any or all of the six programs, or in each case, an Opt-In Right, and will assume responsibility for subsequent development. The Company may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to one program instead of a license. The collaboration is managed on an overall basis by an alliance steering committee formed by an equal number of representatives from the Company and Apellis.

As part of the collaboration, the Company was eligible to receive a total of $75.0 million in upfront and near-term milestones from Apellis, which was comprised of $50.0 million received upon signing and an additional $25.0 million payment on June 30, 2022, the one-year anniversary of the effective date of the Apellis Agreement, or the First Anniversary Payment. Following any exercise of an Opt-In Right for any of the six programs, the Company will be eligible to receive development, regulatory, and sales milestones from Apellis, as well as royalty payments on sales. The collaboration has an initial term of five years and may be extended up to two years on a per year and program-by-program basis. During the collaboration term, Apellis may, subject to certain limitations, substitute a specific complement gene and/or organ for any of the initial base editing programs. Apellis may terminate the Apellis Agreement for convenience on any or all of the programs by providing prior written notice. The Company received the $50.0 million upfront payment from Apellis in July 2021 and the $25.0 million First Anniversary Payment in June 2022.

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

The selling price of each performance obligation was determined based on the Company’s ESSP. The Company developed the ESSP for all of the performance obligations included in the Apellis Agreement by determining the total estimated costs to fulfill each performance obligation identified with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the stand-alone selling price to the performance obligations based on the relative standalone selling price method.

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. For the three months ended March 31, 2023 and March 31, 2022, the Company recognized $5.4 million and $2.1 million of revenue related to the Apellis Agreement, respectively. As of March 31, 2023, there is $31.6 million and $25.7 million of current and long-term deferred revenue, respectively, related to the Apellis Agreement.

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

As of March 31, 2023, the Company determined that milestones and royalties under the Verve Agreement were not probable of recognition.

9. Common stock

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

In July 2021, the Company and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, the Company may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of March 31, 2023, the Company has sold 6,340,059 additional shares of its common stock under the amended Sales Agreement at an average price of $65.95 per share for aggregate gross proceeds of $418.1 million, before deducting commissions and offering expenses payable by the Company.

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

10. Stock option and grant plan

2019 equity incentive plan

As of March 31, 2023, the Company had 12,984,890 shares reserved including 1,925,296 shares available for future issuance pursuant to the Beam Therapeutics Inc. 2019 Equity Incentive Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$14,222	$11,294
General and administrative	9,695	6,741
Total stock-based compensation expense	$23,917	$18,035

Stock options

The following table provides a summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2022	7,548,392	$41.77
Granted	1,770,350	43.07
Exercised	(375,805)	9.02
Forfeitures	(129,457)	63.25
Outstanding at March 31, 2023	8,813,480	43.11
Exercisable as of March 31, 2023	3,912,166	31.31

The weighted-average grant date fair value per share of options granted in the three months ended March 31, 2023 was $30.20. As of March 31, 2023, there was $169.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.7 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2022	1,692,819	$65.49
Issued	874,025	30.62
Vested	(284,858)	66.43
Forfeited	(35,872)	64.97
Unvested as of March 31, 2023	2,246,114	$51.82

At March 31, 2023, there was approximately $109.3 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.3 years.

2019 employee stock purchase plan

The Company issued 65,620 and 28,990 shares under the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had 2,312,352 shares available for issuance under the ESPP.

Stock-based compensation recognized under the ESPP for the three months ended March 31, 2023 and 2022 was $0.4 million and $0.3 million, respectively.

11. Net loss per share

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

	As of March 31,
	2023	2022
Unvested restricted stock	2,246,114	1,542,526
Outstanding options to purchase common stock	8,813,480	7,264,403
Total	11,059,594	8,806,929

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(96,460)	$(69,214)
Denominator:
Weighted average common shares outstanding, basic and diluted	72,273,829	68,703,864
Net loss per common share, basic and diluted	$(1.33)	$(1.01)

12. Income taxes

During the three months ended March 31, 2023 and 2022, the Company recorded a full valuation allowance on federal and state deferred tax assets since there is insufficient evidence that the deferred tax assets are more likely than not realizable. The Company did not have any tax provision or benefit in the three months ended March 31, 2023 and 2022.

13. Related party transactions

Orbital

The Company has significant influence over, but does not control, Orbital through its noncontrolling representation on Orbital's board of directors and the Company’s equity interest in Orbital. The Company and Orbital are also parties to a collaboration and license agreement and have multiple common board members.

Founders

The Company made payments of $0.1 million and $0.1 million to its three founder shareholders for scientific consulting and other expenses for each of the three months ended March 31, 2023 and 2022.

Verve

The Company and Verve are parties to a collaboration and license agreement and had a common board member from August 2018 to August 2022.

As of March 31, 2023, the Company owns 546,970 shares of Verve's common stock, the value of which is included in marketable securities in the condensed consolidated balance sheet. The Company recorded the investment at fair value as of March 31, 2023, which resulted in a recognition of other expense of $2.7 million for the three months ended March 31, 2023. The Company recorded other expense of $7.7 million for the three months ended March 31, 2022 related to the changes in fair value of Verve's stock. The value of this investment as of March 31, 2023 is $7.9 million.

In October 2021, the Company entered into an agreement pursuant to which Verve subleased 12,000 square feet of the Company’s existing office and laboratory space for a term of one year which began in December 2021. The Company recorded $0.3 million of sublease income related to this sublease within the accompanying consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2022, as well as its proportionate costs for the landlord’s operating expense, insurance, property taxes, and utilities. As of December 31, 2022, the Verve sublease agreement had expired and as such no sublease income related to this sublease was recorded during the three months ended March 31, 2023.

Prime Medicine

The Company and Prime are parties to a collaboration and license agreement and had a common founder and had a common board member from September 2019 to September 2022.

As of March 31, 2023 the Company owns 1,608,337 shares of Prime's common stock, the value of which is included in marketable securities in the condensed consolidated balance sheet. The Company recorded the investment at fair value as of March 31, 2023, which resulted in a recognition of other expense of $10.1 million during the three months ended March 31, 2023. The Company did not record any other income or expense related to the changes in fair value of Prime's common stock for the three months ended March 31, 2022. The value of this investment as of March 31, 2023 is $19.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve important risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part II, Item 1A. and elsewhere in this Quarterly Report on Form 10-Q, and in the “Risk Factors Summary” and Part I “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the 2022 Form 10-K.

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

Hematology: Ex Vivo HSCs

We are advancing hematology base editing programs in which hematopoietic stem cells, or HSCs, are collected from a patient, edited using electroporation, a clinically validated technology for the delivery of therapeutic constructs into harvested cells, and then infused back into the patient following a myeloablative conditioning regimen, such as treatment with busulfan, the standard of care in HSC transplantation today. Once reinfused, the HSCs begin repopulating a portion of the bone marrow in a process known as engraftment. The engrafted, edited HSCs give rise to progenitor cell types with the corrected gene sequences. We plan to deploy this ex vivo approach in our BEAM-101 (sickle cell disease and beta thalassemia) and Engineered Stem Cell Antibody Paired Evasion, or ESCAPE (improved conditioning) base editing programs.

We are pursuing a long-term, staged development strategy for our base editing approach to treat hematological diseases that consists of advancing our ex vivo program, BEAM-101, in Wave 1, improving patient conditioning regimens in Wave 2, and enabling in vivo base editing with delivery directly into HSCs of patients via lipid nanoparticles, or LNPs, in Wave 3. We believe this suite of technologies – base editing, improved conditioning and in vivo delivery for editing HSCs – can maximize the potential applicability of our sickle cell disease programs to patients as well as create a platform for the treatment of many other severe genetic blood disorders.

Wave 1: Ex Vivo Base Editing via Autologous Transplant with BEAM-101

We are using base editing to pursue the development of BEAM-101 for the treatment of sickle cell disease and beta-thalassemia.

BEAM-101: Recreating naturally-occurring protective mutations to activate fetal hemoglobin

BEAM-101 is a patient-specific, autologous HSC investigational therapy designed to offer a potentially best-in-class profile, incorporating base edits that are intended to mimic single nucleotide polymorphisms seen in individuals with HPFH. BEAM-101 aims to alleviate the effects of sickle cell disease or beta-thalassemia by increasing fetal hemoglobin, which is expected to increase functional hemoglobin production and, in the case of sickle cell disease, inhibit hemoglobin S polymerization. In November 2022, we announced that we enrolled the first patient in our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial. The BEACON trial is expected to include an initial “sentinel” cohort of three patients, treated one at a time to confirm successful engraftment, followed by dosing in up to a total of 45 patients. The clinical trial is designed to initially include patients ages 18 to 35 with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with BEAM-101, patients will be assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients will also be assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, hemoglobin F levels, and quality of life assessments. We are continuing to advance the BEACON trial and have five clinical trial sites active as well as a waitlist for enrollment. The first patient enrolled in the BEACON trial in late 2022 has been withdrawn from the study by the investigator due to personal, non-medical reasons prior to treatment with BEAM-101. Two additional patients have been enrolled in the sentinel cohort and are undergoing the screening procedures required to enable mobilization and ultimately treatment with BEAM-101. We expect to complete enrollment in the sentinel cohort and to initiate enrollment in the expansion cohort, which can occur in parallel with the sentinel cohort, in 2023. We plan to report data from multiple patients from the BEACON trial in 2024.

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

ESCAPE: Improved Conditioning for HSCT in sickle cell disease

ESCAPE aims to avoid toxicity challenges associated with currently available conditioning regimens for patients with sickle cell disease and beta-thalassemia ahead of autologous HSCT. ESCAPE may also have applications in other diseases of the blood and immune system where HSCT could deliver potential benefits but has been limited by toxicities associated with current standard of care conditioning regimens. In December 2022, we presented preclinical data at the 2022 American Society of Hematology Annual Meeting and Exposition, or ASH, on our ESCAPE-1 and ESCAPE-2 programs. ESCAPE-1 consists of multiplex base edited HSCs that include a therapeutic edit for sickle cell disease at the HGB1/2 gene and an additional edit at CD117. ESCAPE-2 consists of multiplex base-edited HSCs that include a therapeutic HbG-Makassar edit and an edit in CD117, which is compatible with the conditioning mAb used in ESCAPE-1. We plan to continue to invest significantly in the advancement of our ESCAPE platform and continue its advancement in 2023.

Wave 3: In Vivo Base Editing via HSC-targeted LNPs

We are also exploring the potential for in vivo base editing programs for sickle cell disease, in which base editors would be delivered to the patient through an infusion of LNPs targeted to HSCs, eliminating the need for transplantation altogether. This approach could provide a more accessible option for patients, particularly in regions where ex vivo treatment is challenging. Building on our acquisition of Guide Therapeutics, or Guide, we are using our proprietary DNA- and RNA-barcoded LNP screening technology to enable high-throughput in vivo identification of LNPs with novel biodistribution and selectivity for target organs beyond the liver.

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

We believe base editing is a powerful tool to simultaneously multiplex edit many genes without the unintended on-target effects that can result from simultaneous editing with nucleases through the creation of double-stranded breaks. The ability to create a large number of multiplex edits in T cells could endow CAR-T cells and other cell therapies with combinations of features that have the potential to dramatically enhance their therapeutic potential in treating hematological or solid tumors. The initial indications that we plan to target with these product candidates are relapsed, refractory T-cell acute lymphoblastic leukemia /T cell lymphoblastic lymphoma, or T-ALL/T-LL, and Acute Myeloid Leukemia, or AML. We believe that our approach has the potential to produce higher response rates and deeper remissions than existing approaches.

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

Genetic Diseases: In vivo LNPs and novel viral delivery

LNPs are a clinically validated technology for delivery of nucleic acid payloads to the liver. LNPs are multi-component particles that encapsulate the base editor mRNA and one or more guides and protect them from degradation while in an external environment, enabling the transient delivery of the base editor in vivo. Multiple third-party clinical trials have demonstrated the effective delivery of silencing RNA to the liver using LNPs. Because only one dose of a base editing therapy may be needed in a course of treatment, LNPs are a suitable delivery modality that we believe is unlikely to face the complications seen with chronic use of LNPs, such as those observed when delivering oligonucleotides or mRNA for gene therapy. All of the components of the LNP, as well as the mRNA encoding the base editor, are well-defined and can be manufactured synthetically, providing the opportunity for scalable manufacturing. We are currently planning to use LNPs to advance our programs for genetic liver diseases, including glycogen storage disease 1a, or GSDIa, alpha-1 antitrypsin deficiency, or AATD, and Hepatitis B Virus, or HBV, infection. We are also planning to advance multiple additional in vivo liver editing programs through lead optimization in 2023.

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

Apellis Pharmaceuticals

In June 2021, we entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of our base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, we will conduct preclinical research on six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis has an exclusive option to license any or all of the six programs and will assume responsibility for subsequent development. We may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to one program licensed under the collaboration.

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

Acquisitions

In February 2021, we acquired Guide for upfront consideration in an aggregate amount of $120.0 million, excluding customary purchase price adjustments, in shares of our common stock, based upon the volume-weighted average price of the common stock over the ten trading-day period ending on February 19, 2021. In addition, Guide’s former stockholders and option holders are eligible to receive up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in our common stock.

COVID-19

While the COVID-19 pandemic did not significantly impact our business or results of operations during the three months ended March 31, 2023, the extent to which the COVID-19 pandemic or any other public health emergency impacts our business, our corporate development objectives, results of operations and financial condition in future periods will depend on developments that are uncertain. Disruptions to the global economy and supply chain, disruption of global healthcare systems, and other significant impacts of the COVID-19 pandemic or other health emergencies could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to stock-based compensation, variable interest entities, fair value measurements, and leases. There have been no significant changes to our existing critical accounting policies and significant judgments and estimates discussed in the 2022 Form 10-K.

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

We are an early-stage company, and all of our programs are at a preclinical or early clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the three months ended March 31, 2023 and 2022 were $96.5 million and $69.2 million, respectively. As of March 31, 2023, we had an accumulated deficit of $1.2 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors, including the LNP technology we acquired through our acquisition of Guide; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

Revenue Recognition

In April 2019, we entered into the Verve Agreement with Verve, a company focused on gene editing for cardiovascular disease treatments. In June 2021, we entered into the Apellis Agreement with Apellis, focused on the use of our base editing technology to discover new treatments for complement system-driven diseases. In October 2021, we entered into the Sana Agreement with Sana, pursuant to which we granted Sana non-exclusive research and development and commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. In December 2021, we entered into the Pfizer Agreement with Pfizer, focused on in vivo base editing programs for three targets for rare genetic diseases of the liver, muscle and central nervous system. In September 2022, we entered into the Orbital Agreement with Orbital, a newly formed entity focused on advancing non-viral delivery and RNA technologies.

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the three months ended March 31, 2023 and 2022, we recognized $24.2 million and $8.4 million of license and collaboration revenue, respectively.

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

•
Expenses incurred in connection with our clinical trials, including contract research organization costs and costs related to study preparation;
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

•
the cost to obtain licenses to intellectual property, such as those with Harvard University, or Harvard, The Broad Institute, Inc., or Broad Institute, Editas Medicine, Inc., or Editas, and Bio Palette Co., Ltd., or Bio Palette, and related future payments should certain success, development and regulatory milestones be achieved;
•
expenses incurred in connection with the building of our base editing platform;
•
expenses incurred in connection with regulatory filings;
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
•
Change in fair value of non-controlling equity investments consists of mark-to-market adjustments related to our investments in corporate equity securities.
•
Change in fair value of contingent consideration liabilities consists of remeasurement gains or losses associated with changes in the technology and product contingent consideration liabilities related to the acquisition of Guide.
•
Interest and other income (expense), consists primarily of interest income, as well as interest expense related to our equipment financings.

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
License and collaboration revenue	$24,208	$8,432	$15,776
Operating expenses:
Research and development	99,646	65,410	34,236
General and administrative	23,490	19,247	4,243
Total operating expenses	123,136	84,657	38,479
Loss from operations	(98,928)	(76,225)	(22,703)
Other income (expense):
Change in fair value of derivative liabilities	5,600	13,600	(8,000)
Change in fair value of non-controlling equity investments	(12,797)	(7,685)	(5,112)
Change in fair value of contingent consideration liabilities	(296)	452	(748)
Interest and other income (expense), net	9,961	644	9,317
Total other income (expense)	2,468	7,011	(4,543)
Net loss	$(96,460)	$(69,214)	$(27,246)

License and collaboration revenue

License and collaboration revenue was $24.2 million and $8.4 million for the three months ended March 31, 2023 and 2022, respectively. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis, Verve, and Orbital Agreements.

Research and development expenses

Research and development expenses were $99.6 million and $65.4 million for the three months ended March 31, 2023 and 2022, respectively. The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
External research and development expenses	$40,886	$22,105	$18,781
Employee related expenses	27,360	19,080	8,280
Facility and IT related expenses	16,695	12,058	4,637
Stock-based compensation expense	14,221	11,294	2,927
Other expenses	484	873	(389)
Total research and development expenses	$99,646	$65,410	$34,236

The increase of $34.2 million was primarily due to the following:

•
An $18.8 million increase in external research and development expenses driven by a $16.2 million increase in outsourced services, due primarily to manufacturing and clinical expenses for BEAM-101 and BEAM-201, IND-enabling studies for BEAM-301 and BEAM-302 and animal studies conducted to further our LNP platform. Also contributing to the rise in external research and development expenses is an increase of $2.6 million in lab supplies due to the growth in research and development employees and continued investment in platform and discovery efforts;
•
An increase of $8.3 million of employee related expenses and $4.6 million of facility and IT related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 321 at March 31, 2022 to 429 at March 31, 2023, and their related activities, as well as the expense allocated to research and development related to our leased facilities; and
•
An increase of $2.9 million in stock-based compensation from additional stock options and restricted stock units granted due to the increase in the number of research and development employees and issuance of annual equity awards to existing employees.
•
The above increases were partially offset by a net decrease in other expenses of $0.4 million, primarily driven by lower sublicense expenses during the three months ended March 31, 2023 related to our collaborations.

Research and development expenses are expected to continue to increase as we continue clinical trials for BEAM-101, initiate clinical trials for BEAM-201, advance IND-enabling studies for BEAM-301 and BEAM-302, continue our current research programs, initiate new research programs, continue the preclinical and clinical development of our product candidates and conduct any future preclinical studies and begin to enroll patients in and conduct clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $23.5 million and $19.2 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $4.2 million was primarily due to the following:

•
An increase of $3.0 million in stock-based compensation from additional equity awards due to the growth in the number of general and administrative employees from 73 employees as of March 31, 2022 to 94 employees as of March 31, 2023, and the issuance of annual equity awards to existing employees; and
•
An increase of $2.0 million in personnel related costs due to the increase in general and administrative employees.
•
The above increases were partially offset by decreases in legal costs of $0.8 million primarily due to higher legal fees incurred in connection with business development activities during the three months ended March 31, 2022.

Change in fair value of derivative liabilities

During the three months ended March 31, 2023 and 2022, we recorded $5.6 million and $13.6 million of other income, respectively, related to the change in fair value of success payment liabilities due to a decrease in the price of our common stock over the related periods. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of March 31, 2023 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the three months ended March 31, 2023 and 2022, we recorded $12.8 million and $7.7 million of other expense, respectively, as a result of changes in the fair value of our investment in Verve and Prime common stock.

Change in fair value of contingent consideration liabilities

During the three months ended March 31, 2023 and 2022, we recorded $0.3 million of other expense and $0.5 million of other income, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $10.0 million and $0.6 million of net income for the three months ended March 31, 2023 and 2022, respectively. The change was primarily due to increases in interest income driven by increased market rates.

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

In April 2021, we filed a universal shelf registration statement on Form S-3 with the SEC, or the 2021 Shelf, to register for sale an indeterminate amount of our common stock, preferred stock, debt securities, warrants and/or units, which we may issue and sell in one or more offerings, which became effective upon filing with the SEC (File No. 333-254946).

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

In July 2021, we and Jefferies entered into an amendment to the Sales Agreement to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of July 7, 2021, we may offer and sell shares of common stock having an aggregate offering price of an additional $500.0 million. As of March 31, 2023, we have sold 6,340,059 additional shares of our common stock under the amended Sales Agreement at an average price of $65.95 per share for aggregate gross proceeds of $418.1 million, before deducting commissions and offering expenses payable by us.

In June 2021, we entered into the Apellis Agreement, which is focused on the use of certain of our base editing technology to discover new treatments for complement system-driven diseases. Pursuant to the Apellis Agreement, we received an upfront payment of $50.0 million in July 2021 and an additional $25.0 million payment on the one-year anniversary of the effective date of the Apellis Agreement, which was in June 2022.

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

As of March 31, 2023, we had $1.1 billion in cash, cash equivalents, and marketable securities.

We are required to make success payments to Harvard and Broad Institute based on increases in the per share fair market value of our common stock. The amounts due may be settled in cash or shares of our common stock, at our discretion. In May 2021, the first success payment measurements occurred and success payments to Harvard and Broad Institute were calculated to be $15.0 million and $15.0 million, respectively. We elected to make each payment in shares of our common stock and issued 174,825 shares to each of Harvard and Broad Institute to settle these liabilities in June 2021. We may additionally owe Harvard and Broad Institute success payments of up to an additional $90.0 million each.

We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from the sale of our product candidates for the foreseeable future. We anticipate that we may need to raise additional capital in order to continue to fund our research and development, including our planned preclinical studies and clinical trials, maintaining and operating a commercial-scale cGMP manufacturing facility, and new product development, as well as to fund our general operations. As necessary, we will seek to raise additional capital through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of capital to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(109,815)	$218,490
Net cash provided by (used in) investing activities	25,451	(537,339)
Net cash provided by (used in) financing activities	98,416	55,676
Net change in cash, cash equivalents and restricted cash	$14,052	$(263,173)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2023 was $109.8 million, consisting of our net loss of $96.5 million, a decrease in deferred revenue of $23.7 million, decreases in accrued expenses and other liabilities of $9.9 million, increases in prepaid expenses and other current assets of $8.4 million, and a decrease in operating lease liabilities totaling $2.6 million. In addition, we recorded noncash items consisting of amortization of investment premiums of $6.9 million and a decreases in the fair value of derivative liabilities of $5.6 million.

These uses of cash were partially offset by noncash items consisting of stock-based compensation expense of $23.9 million, decreases in the fair value of non-controlling equity investments of $12.8 million, depreciation and amortization expense of $4.6 million, changes in operating lease ROU assets of $2.4 million, and an increase in the fair value of contingent consideration liabilities of $0.3 million.

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

Investing activities

For the three months ended March 31, 2023, cash provided by investing activities consisted of the net maturities of marketable securities of $31.5 million, offset in part by purchases of property and equipment of $6.0 million.

For the three months ended March 31, 2022, cash used in investing activities consisted of the net purchases of marketable securities of $530.1 million, and purchases of property and equipment of $7.3 million.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2023 consisted of net proceeds from equity offerings of $94.0 million, $3.4 million of proceeds from the exercise of stock options and $1.7 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, offset in part by repayments of equipment financing liabilities of $0.6 million and payment of equity offering costs of $0.1 million.

Net cash provided by financing activities for the three months ended March 31, 2022 consisted primarily of net proceeds from equity offerings of $54.0 million, $1.4 million of proceeds from the issuance of common stock under benefit plans, and proceeds from the exercise of stock options of $0.8 million, offset in part by repayments of equipment financing liabilities of $0.6 million.

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

We expect that our cash, cash equivalents and marketable securities at March 31, 2023 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

•
the costs of obtaining, operating and expanding our manufacturing capacity; and
•
the impact on our business of macro-economic conditions, as well as the prevailing level of macro-economic, business, and operational uncertainty, including as a result of geopolitical events or other global or regional events such as the COVID-19 pandemic.

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

We lease certain assets under noncancelable operating and finance leases. The leases relate primarily to office space and laboratory space in addition to equipment. As of March 31, 2023, aggregate future minimum commitments under these office and laboratory leases and equipment leases are $262.6 million and $1.9 million, respectively, of which $17.6 million will be payable in 2023. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

During the three months ended March 31, 2023, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $1.1 billion, which consisted of cash, money market funds, commercial paper and corporate and government securities. Our cash and cash equivalents are primarily maintained in accounts with multiple financial institutions in the United States. At times, we may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business. Please refer to the sections titled “Risk Factors Summary” and “Item 1A. Risk Factors” in the 2022 Form 10-K.

The risk factors set forth below represent new risk factors or those containing changes to the similarly titled risk factor included in “Item 1.A Risk Factors” of the 2022 Form 10-K.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. The extensive patent filings related to CRISPR and Cas make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our base editing platform technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our base editing platform technology and product candidates. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, or the University of California Portfolio, which contains multiple patents and pending applications directed to gene editing. The University of California portfolio includes, for example, U.S. Patent Nos. 10,266,850; 10,227,611; 10,000,772; 10,113,167; 10,301,651; 10,308,961; 10,337,029; 10,351,878; 10,407,697; 10,358,659; 10,358,658; 10,385,360; 10,400,253; 10,421,980; 10,415,061; 10,428,352; 10,443,076; 10,487,341; 10,513,712; 10,519,467; 10,526,619; 10,533,190; 10,550,407; 10,563,227; 10,570,419; 10,577,631; 10,597,680; 10,612,045; 10,626,419; 10,640,791; 10,669,560; 10,676,759; 10,752,920; 10,774,344; 10,793,878; 10,900,054; 10,982,230; 10,982,231; 10,988,780; 10,988,782; 11,001,863; 11,008,589; 11,008,590; 11,028,412; 11,186,849; 11,242,543; 11,274,318; 11,293,034;11,332,761; 11,401,532, 11,473,108; 11,479,794; 11,549,127;11,634,730, which are expected to expire around March 2033, excluding any additional term for patent term adjustment, or PTA, or patent term extension, or PTE, and any disclaimed term for terminal disclaimers. The University of California portfolio also includes numerous additional pending patent applications. If these patent applications issue as patents, they are expected to expire around March 2033, excluding any PTA, PTE, and any disclaimed term for terminal disclaimers. As discussed above, certain applications in the University of California Portfolio are currently subject to U.S. Interference No. 106,115 with certain U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties to which we have an option under the Editas License Agreement. Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain members of the University of California Portfolio are being opposed in Europe by multiple parties. For example, the EPO Opposition Division has initiated opposition proceedings against European Patent Nos. EP2,800,811 B1, and EP3,241,902 B1and EP3401400 B1, which are estimated to expire in March 2033 (excluding any patent term adjustments or extensions).

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

We contract with third parties for the manufacture and supply of materials for our research programs, preclinical studies and clinical trial and expect to continue to do so for at least a portion of our future research programs, preclinical studies and clinical trials and for commercialization of any product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We currently rely on third-parties for the manufacture and supply of materials for preclinical studies and clinical trials, and may continue to do so for at least a portion of our future research programs, preclinical studies, clinical testing and for commercial supply of any product candidates that we may develop and for which we or our collaborators obtain marketing approval. We do not have a long-term supply agreement with any of the third-party suppliers, and we purchase our required supply on an order-by-order basis.

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

We may be unable to establish long-term supply agreements with third-party suppliers or to do so on acceptable terms. Even if we are able to establish long-term supply agreements with third-parties, reliance on third-parties entails additional risks, including:

•
the possible breach of the manufacturing or supply agreement by the third party;
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
•
reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and
•
the possible inability of third-party suppliers to supply and/or transport materials, components and products to us in a timely manner as a result of disruptions to the global supply chain in connection with the COVID-19 pandemic or other factors.

Third-party suppliers may not be able to comply with cGMP regulations or other regulatory requirements outside the United States. Our failure, or the failure of third-party suppliers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations, and prospects.

For example, we rely on various CROs to obtain NHPs for use in preclinical development work, including for BEAM-301 and BEAM-302. In February 2023, Charles River Laboratories, or Charles River, one of our primary suppliers of NHPs, announced it received a subpoena from the United States Department of Justice with respect to its importation of NHPs from Cambodia. Charles River further announced that it has voluntarily suspended NHP shipments from Cambodia at this time. While we believe we currently have access to a supply of NHPs adequate for conducting our IND-enabling studies for BEAM-301 and BEAM-302, such supply may nevertheless be adversely affected by supply chain limitations. If we are unable to secure adequate supply of NHPs from Charles River or other CROs, or the shortage of NHPs causes the price of NHPs to rise substantially, certain of our preclinical development efforts will be delayed, and the cost of conducting discovery projects and preclinical development activities may substantially increase. Such delays or cost increases could materially adversely affect our discovery and preclinical development activities and our business.

Any medicines that we develop may compete with other product candidates and products for access to manufacturing facilities or supplies. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing drug components and drug product necessary for gene editing. Any performance failure on the part of our existing or future suppliers could delay preclinical or clinical development or marketing approval. We do not currently have arrangements in place for redundant supply of all drug components and drug products necessary for our gene editing product candidates. If any one of our current contract manufacturers or suppliers cannot perform as agreed, we may be required to replace that manufacturer or supplier. Although we believe that there are several potential alternative suppliers to support any product candidates we may develop, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of any product candidates we may develop may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

If we experience delays or difficulties in the enrollment or treatment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We or our collaborators may not be able to initiate or continue clinical trials for any product candidates we identify or develop if we are unable to locate, enroll, and treat a sufficient number of eligible patients in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be particularly challenging for some of the rare genetically defined diseases we are targeting in our most advanced programs, as well as for some of our product candidates for pediatric populations, due to a number of factors, including small patient populations as well as screening and testing requirements that limit patient eligibility. In addition, if patients are unwilling to participate in our base editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy, or gene editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products, or for other reasons, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of any product candidates we may develop may be delayed. Moreover, some of our competitors currently and may in the future have ongoing clinical trials for product candidates that treat the same indications as product candidates we are developing and may develop in the future, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Treatment of enrolled patients may also be delayed or prevented due to a number of factors, including the complexity of our trials. For example, our BEACON clinical trial requires patients to undergo mobilization procedures to harvest stem cells for editing and transplant. Patients have in the past and may in the future require multiple rounds of mobilization, which would delay treatment. Furthermore, due to the requirement to include sentinel cohorts and staggered treatment protocols in certain of our trials, such as our BEACON trial, any delay in treating one patient may cause delays in treating others.

Clinical trial patient enrollment and treatment is also affected by other factors, including:

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

Enrollment or treatment delays in our clinical trials may result in increased development costs for any product candidates we may develop, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling or treating a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations, and prospects.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Second Amended and Restated Bylaws of Beam Therapeutics Inc.	10-K	001-39208	02/28/2022	3.2

10.1+	Letter Agreement between Beam Therapeutics Inc. and Christine Bellon, dated January 24, 2020.					X

10.2+	Letter Agreement between Beam Therapeutics Inc. and Amy Simon, dated January 29, 2021.					X

10.3	Amended and Restated Beam Therapeutics Inc. Non-Employee Director Compensation Policy.					X

10.4+*	Amended and Restated Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan.	10-K	001-39208	2/28/2022	10.27

10.5*	Amendment No. 1 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated April 14, 2020.	10-K	001-39208	02/28/2022	10.31

10.6*	Amendment No. 2 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated November 17, 2020.	10-K	001-39208	2/28/2022	10.32

10.7*	Amendment No. 3 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated August 24, 2021.	10-K	001-39208	2/28/2022	10.33

21.1*	List of Subsidiaries of Beam Therapeutics Inc.	10-K	001-39208	2/28/2022	21.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+ Indicates management contract or compensatory plan.

*Included to correct the hyperlink to the exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAM THERAPEUTICS INC.

Date: May 10, 2023	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

Date: May 10, 2023	By:	/s/ Terry-Ann Burrell
Terry-Ann Burrell
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)