Form 10-Q
period 2023-06-30
Beam Therapeutics Inc.
filed 2023-08-08
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of registrant’s common stock outstanding as of August 1, 2023 was 79,199,501.

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
•
our expectations regarding the initiation, timing, progress and results of our clinical trials, including our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial, and our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-201 for the treatment of relapsed, refractory T-cell acute lymphoblastic leukemia/T cell lymphoblastic lymphoma;
•
our expectations regarding the initiation, timing, progress and results of our research and development programs and preclinical studies, including our expectations that we will submit regulatory applications for BEAM-302 in the first quarter of 2024 and BEAM-301 in the first half of 2024;
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
•
our estimates regarding the period over which we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements; and
•
the impact on our business of macro-economic conditions, as well as the prevailing level of macro-economic, business, and operational uncertainty, including as a result of geopolitical events or other global or regional events.

All of these statements are subject to known and unknown important risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Summary” and “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the 2022 Form 10-K. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

When we use the terms “Beam,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q, we mean Beam Therapeutics Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$225,544	$232,767
Marketable securities	847,472	845,367
Prepaid expenses and other current assets	21,789	14,762
Total current assets	1,094,805	1,092,896
Property and equipment, net	128,203	115,620
Restricted cash	15,422	12,754
Operating lease right-of-use assets	114,075	118,513
Other assets	1,382	1,931
Total assets	$1,353,887	$1,341,714
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,886	$9,029
Accrued expenses and other current liabilities	37,519	48,059
Derivative liabilities	13,600	18,300
Current portion of deferred revenue	139,127	135,974
Current portion of lease liability	11,492	10,380
Current portion of equipment financing liability	912	1,853
Total current liabilities	209,536	223,595
Long-term lease liability	163,851	168,625
Long-term equipment financing liability	875	1,154
Contingent consideration liabilities	10,588	12,463
Long-term portion of deferred revenue	156,202	202,179
Other liabilities	1,192	224
Total liabilities	542,244	608,240
Commitments and contingencies (See Note 7, License agreements and Note 8, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 77,953,502 and 71,277,339 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	780	712
Additional paid-in capital	2,049,476	1,792,554
Accumulated other comprehensive (loss) income	(2,015)	(2,430)
Accumulated deficit	(1,236,598)	(1,057,362)
Total stockholders’ equity	811,643	733,474
Total liabilities and stockholders’ equity	$1,353,887	$1,341,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
License and collaboration revenue	$20,116	$16,652	$44,324	$25,084
Operating expenses:
Research and development	97,608	74,556	197,254	139,966
General and administrative	24,656	24,062	48,146	43,309
Total operating expenses	122,264	98,618	245,400	183,275
Loss from operations	(102,148)	(81,966)	(201,076)	(158,191)
Other income (expense):
Change in fair value of derivative liabilities	(900)	12,200	4,700	25,800
Change in fair value of non-controlling equity investments	6,148	(4,124)	(6,649)	(11,809)
Change in fair value of contingent consideration liabilities	2,171	(120)	1,875	332
Interest and other income (expense), net	11,953	2,060	21,914	2,704
Total other income (expense)	19,372	10,016	21,840	17,027
Net loss	$(82,776)	$(71,950)	$(179,236)	$(141,164)
Unrealized gain (loss) on marketable securities	(1,250)	(1,481)	415	(4,140)
Comprehensive loss	$(84,026)	$(73,431)	$(178,821)	$(145,304)
Net loss per common share, basic and diluted	$(1.08)	$(1.02)	$(2.41)	$(2.03)
Weighted-average common shares outstanding, basic and diluted	76,335,175	70,210,227	74,315,721	69,461,207

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

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	71,277,339	$712	$1,792,554	$(2,430)	$(1,057,362)	$733,474
Purchase of common stock under ESPP	65,620	1	1,707	—	—	1,708
Issuance of common stock from At-the-Market offering, net of issuance costs of $0.2 million	2,431,770	24	93,786	—	—	93,810
Vesting of restricted common stock	284,858	3	(3)	—	—	—
Stock-based compensation	—	—	23,917	—	—	23,917
Exercise of common stock options	375,805	4	3,388	—	—	3,392
Other comprehensive income (loss)	—	—	—	1,665	—	1,665
Net loss	—	—	—	—	(96,460)	(96,460)
Balance at March 31, 2023	74,435,392	$744	$1,915,349	$(765)	$(1,153,822)	$761,506
Issuance of common stock from At-the-Market offering, net of issuance costs of $5.1 million	3,387,358	34	107,149	—	—	107,183
Vesting of restricted common stock	63,154	1	(1)	—	—	—
Stock-based compensation	—	—	26,278	—	—	26,278
Exercise of common stock options	67,598	1	701	—	—	702
Other comprehensive income (loss)	—	—	—	(1,250)	—	(1,250)
Net loss	—	—	—	—	(82,776)	(82,776)
Balance at June 30, 2023	77,953,502	$780	$2,049,476	$(2,015)	$(1,236,598)	$811,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(179,236)	$(141,164)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,463	6,730
Amortization of investment discount (premiums)	(14,505)	(1,091)
Stock-based compensation expense	50,195	39,613
Change in operating lease right-of-use assets	4,829	4,094
Change in fair value of derivative liabilities	(4,700)	(25,800)
Change in fair value of contingent consideration liabilities	(1,875)	(332)
Change in fair value of non-controlling equity investments	6,649	11,809
Other	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,476)	(6,957)
Accounts payable	(2,765)	(1,150)
Accrued expenses and other liabilities	(10,154)	(29,314)
Operating lease liabilities	(4,054)	12,345
Collaboration receivable	—	300,000
Deferred revenue	(42,824)	(84)
Other long-term liabilities	969	(2,488)
Net cash provided by (used in) operating activities	(194,484)	166,214
Investing activities
Purchases of property and equipment	(22,195)	(28,903)
Purchases of marketable securities	(657,359)	(1,020,578)
Maturities of marketable securities	663,525	510,880
Net cash provided by (used in) investing activities	(16,029)	(538,601)
Financing activities
Proceeds from issuance of common shares, net of commissions	201,623	76,365
Proceeds from issuances of stock under ESPP	1,708	1,412
Payment of equity offering costs	(247)	(109)
Repayment of equipment financings	(1,220)	(1,118)
Proceeds from exercise of stock options	4,094	1,466
Net cash provided by (used in) financing activities	205,958	78,016

Net change in cash, cash equivalents and restricted cash	(4,555)	(294,371)
Cash, cash equivalents and restricted cash—beginning of period	245,521	572,740
Cash, cash equivalents and restricted cash—end of period	$240,966	$278,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$112	$214

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$5,634	$8,883
Operating lease liabilities arising from obtaining right-of-use assets	$392	$35,627
Equity issuance costs in accounts payable and accrued expenses	$384	$25

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

Liquidity and capital resources

Since its inception, the Company has devoted substantially all of its resources to building its base editing platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, making arrangements to conduct manufacturing activities with contract manufacturing organizations, research and development costs including preclinical studies, IND-enabling studies and clinical trials, organizing and staffing the Company, maintaining its facilities and new facility build-outs, business planning, raising capital and providing general and administrative support for these operations. The Company is also in the process of developing internal manufacturing capabilities. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

In July 2021 and May 2023, the Company and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, the Company may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of June 30, 2023, the Company has sold 9,727,417 additional shares of its common stock under the amended Sales Agreement at an average price of $54.30 per share for aggregate gross proceeds of $528.2 million, before deducting commissions and offering expenses payable by the Company.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.2 billion as of June 30, 2023. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of June 30, 2023 of $1.1 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$225,544	$265,623
Restricted cash	15,422	12,746
Total cash, cash equivalents, and restricted cash	$240,966	$278,369

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements	$87,795	$85,804
Lab equipment	54,553	47,383
Furniture and fixtures	4,604	4,332
Computer equipment	3,084	3,073
Construction in process	17,800	5,198
Total property and equipment	167,836	145,790
Less accumulated depreciation	(39,633)	(30,170)
Property and equipment, net	$128,203	$115,620

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$4,816	$3,418	$9,463	$6,680

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at June 30, 2023 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$157,084	$157,084	$157,084	$—	$—
Marketable securities:
Commercial paper	436,086	436,086	—	436,086	—
U.S. Treasury securities	95,407	95,407	—	95,407	—
U.S. Government securities	282,161	282,161	—	282,161	—
Corporate equity securities	33,818	33,818	33,818	—	—
Total assets	$1,004,556	$1,004,556	$190,902	$813,654	$—

Liabilities
Success payment liability – Harvard	$6,700	$6,700	$—	$—	$6,700
Success payment liability – Broad Institute	6,900	6,900	—	—	6,900
Contingent consideration liability – Technology	3,838	3,838	—	—	3,838
Contingent consideration liability – Product	6,750	6,750	—	—	6,750
Total liabilities	$24,188	$24,188	$—	$—	$24,188

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2022 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$218,794	$218,794	$218,794	$—	$—
Commercial paper	10,475	10,475	—	10,475	—
Corporate notes	3,498	3,498	—	3,498	—
Marketable securities:
Commercial paper	577,728	577,728	—	577,728	—
Corporate notes	18,996	18,996	—	18,996	—
U.S. Treasury securities	145,312	145,312	—	145,312	—
U.S. Government securities	62,864	62,864	—	62,864	—
Equity securities included in marketable securities:
Corporate equity securities	40,467	40,467	40,467	—	—
Total assets	$1,078,134	$1,078,134	$259,261	$818,873	$—

Liabilities
Success payment liability – Harvard	$9,000	$9,000	$—	$—	$9,000
Success payment liability – Broad Institute	9,300	9,300	—	—	9,300
Contingent consideration liability – Technology	6,025	6,025	—	—	6,025
Contingent consideration liability – Product	6,438	6,438	—	—	6,438
Total liabilities	$30,763	$30,763	$—	$—	$30,763

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

The Company holds an investment in Verve consisting of shares of Verve’s common stock. As of June 30, 2023, the Company owned 546,970 shares of Verve's common stock valued at $10.3 million, which is included in marketable securities in the condensed consolidated balance sheet.

The Company also holds an investment in Prime consisting of 1,608,337 shares of Prime's common stock. As of June 30, 2023, the Company's investment in Prime's common stock was valued at $23.6 million, which is included in marketable securities in the condensed consolidated balance sheet.

Pursuant to ASC 825, Financial instruments, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s condensed consolidated statements of operations.

The following table summarizes other income (expense) recorded due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other income (expense)	$6,148	$(4,124)	$(6,649)	$(11,809)

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

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Fair value of common stock (per share)	$31.93	$39.11	$31.93	$39.11
Expected volatility	80%	82%	79%	82%
Expected term (years)	0.08-6.00	0.08-6.49	0.08-6.86	0.08-7.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Six Months Ended June 30, 2023
	Harvard	Broad Institute	Total
Balance at December 31, 2022	$9,000	$9,300	$18,300
Change in fair value	(2,300)	(2,400)	(4,700)
Balance at June 30, 2023	$6,700	$6,900	$13,600

Contingent consideration liabilities – Under the Guide Merger Agreement, Guide’s former stockholders and option holders are eligible to receive up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in the Company’s common stock valued using the volume-weighted average price of the Company’s stock over the ten-day trading period ending two trading days prior to the date on which the applicable milestone is achieved. As these milestones are payable in the Company’s common stock, the milestone payments result in liability classification under ASC 480, Distinguishing Liabilities from Equity. These contingent consideration liabilities are carried at fair value which was estimated by applying a probability-based model, which utilized inputs based on timing of achievement that were unobservable in the market. Changes in fair value are reflected in the Company’s condensed consolidated statements of operations and other comprehensive loss, presented in other income (expense). These contingent consideration liabilities are classified within Level 3 of the fair value hierarchy.

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	Six Months Ended June 30, 2023
	Technology Milestones	Product Milestones	Total
Balance at December 31, 2022	$6,025	$6,438	$12,463
Change in fair value	(2,187)	312	(1,875)
Balance at June 30, 2023	$3,838	$6,750	$10,588

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

	Technology Milestones		Product Milestones
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Discount Rate	10.00%	10.00%	10.00%	10.00%
Probability of Achievement	0-15%	5-15%	2-15%	2-15%
Projected Year of Achievement	2024-2025	2024-2025	2025-2030	2025-2030

5. Marketable securities

The following table summarizes the Company’s marketable securities held at June 30, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$436,569	$18	$(501)	$436,086
U.S. Treasury securities	95,702	1	(296)	95,407
U.S. Government securities	283,398	—	(1,237)	282,161
Corporate equity securities	33,818	—	—	33,818
Total	$849,487	$19	$(2,034)	$847,472

The following table summarizes the Company’s marketable securities held at December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$578,813	$72	$(1,157)	$577,728
Corporate notes	19,033	—	(37)	18,996
U.S. Treasury securities	146,270	—	(958)	145,312
U.S. Government securities	63,214	13	(363)	62,864
Corporate equity securities	40,467	—	—	40,467
Total	$847,797	$85	$(2,515)	$845,367

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2023, the balance in accumulated other comprehensive (loss) income was related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the six months ended June 30, 2023 and 2022 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Employee compensation and related benefits	$9,928	19,122
Research costs	9,237	4,844
Professional fees	7,251	6,751
Process development and manufacturing costs	3,581	5,080
Other	7,522	12,262
Total	$37,519	$48,059

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

As of June 30, 2023, the Company has accrued a $3.4 million liability equal to an amount the Company offered to resolve the dispute. The settlement proposal was rejected by the research institution. No complaint has been filed, and the Company continues to discuss the matter with the research institution. Although it may do so, the Company has not determined to make a further offer and believes that it is unable at this time to provide any estimate of a reasonably possible loss in excess of the amount offered. The ultimate resolution of this matter could result in an outcome that is materially different from the amount accrued as of June 30, 2023.

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of June 30, 2023, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	June 30, 2023	December 31, 2022
Harvard success payment liability	$6,700	$9,000

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Change in fair value of Harvard success payment liability	$500	$(6,100)	$(2,300)	$(12,900)

As of each of June 30, 2023 and 2022, the Company determined that product development and regulatory approval milestones under the Harvard License Agreement were not probable and, as such, no amounts were recognized for the three and six months ended June 30, 2023 or 2022.

During the three and six months ended June 30, 2023 the Company did not incur expense related to non-royalty sublicense fees owed to Harvard. The Company incurred $2.1 million and $2.7 million of expense related to non-royalty sublicense fees owed to Harvard during the three and six months ended June 30, 2022, respectively.

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of June 30, 2023, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	June 30, 2023	December 31, 2022
Broad Institute success payment liability	$6,900	$9,300

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Change in fair value of Broad Institute success payment liability	$400	$(6,100)	$(2,400)	$(12,900)

During the three and six months ended June 30, 2023, the Company recognized $0.2 and $0.3 million of expense related to product development and regulatory approval milestones and royalties under the Broad License Agreement, respectively. There was no expense related to the product development and regulatory approval milestones and royalties recognized during the six months ended June 30, 2022.

The Company recorded $0.1 million and $0.2 million of expense related to non-royalty sublicense fees owed to the Broad Institute during the three and six months ended June 30, 2023, respectively. The Company recorded no expense related to non-royalty sublicense fees owed to the Broad Institute during the six months ended June 30, 2022.

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

In exchange for the licenses and services provided by the Company under the Orbital Agreement, the Company received a non-exclusive research license to certain RNA technology and nonviral delivery technology controlled by Orbital, and research and development support services as outlined in a research plan. Orbital also granted Beam an exploitation license to certain RNA technology and nonviral delivery technology controlled by Orbital. The exploitation license is exclusive in the fields of gene editing and conditioning and nonexclusive in all other fields other than vaccines and certain protein therapeutics. The Company also received 75 million shares of Orbital’s common stock at closing, which represented a 31.5% fully diluted equity interest in Orbital as of the closing (which considers the capital structure of Orbital and its preferred stock, restricted common stock and options). The Company accounts for its investment in Orbital under the equity method of accounting.

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

The Company concluded that the research and exploitation licenses are not distinct from the other promises in the Orbital Agreement, and as such the Company has determined that the licenses combined with the research and development services, know-how transfers, committee participation and materials transfer represent a performance obligation. The Company recognizes revenue associated with the Orbital performance obligation over time as it is satisfied during the term of the agreement, which is three years. The Company recognized $2.1 million and $4.2 million of revenue during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, there was $8.5 million and $10.6 million of current and long-term deferred revenue, respectively, related to the Orbital Agreement.

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

The Company recognizes revenue for each performance obligation as it is satisfied during the term of the agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which includes each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue is recognized using an input method based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligation. For the three and six months ended June 30, 2023, the Company recognized $10.1 million and $26.3 million of revenue related to the Pfizer Agreement, respectively. For the three and six months ended June 30, 2022, the Company recognized $14.3 million and $20.6 million of revenue related to the Pfizer Agreement, respectively. As of June 30, 2023, there was $101.9 million and $123.6 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement.

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

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. For the three and six months ended June 30, 2023, the Company recognized $6.9 million and $12.2 million of revenue related to the Apellis Agreement, respectively. During the three and six months ended June 30, 2022, the Company recognized $2.4 million and $4.5 million of revenue related to the Apellis Agreement, respectively. As of June 30, 2023, there is $28.8 million and $21.6 million of current and long-term deferred revenue, respectively, related to the Apellis Agreement.

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

As of June 30, 2023, the Company determined that milestones and royalties under the Verve Agreement were not probable of recognition.

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

In July 2021 and May 2023, the Company and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, the Company may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of June 30, 2023, the Company has sold 9,727,417 additional shares of its common stock under the amended Sales Agreement at an average price of $54.30 per share for aggregate gross proceeds of $528.2 million, before deducting commissions and offering expenses payable by the Company.

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

10. Stock option and grant plan

2019 equity incentive plan

As of June 30, 2023, the Company had 12,853,887 shares reserved including 1,827,733 shares available for future issuance pursuant to the Beam Therapeutics Inc. 2019 Equity Incentive Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$15,521	$13,428	$29,743	$24,722
General and administrative	10,757	8,150	20,452	14,891
Total stock-based compensation expense	$26,278	$21,578	$50,195	$39,613

Stock options

The following table provides a summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2022	7,548,392	$41.77
Granted	2,033,642	41.69
Exercised	(443,403)	9.23
Forfeitures	(305,655)	61.47
Outstanding at June 30, 2023	8,832,976	42.70
Exercisable as of June 30, 2023	4,360,639	$33.16

The weighted-average grant date fair value per share of options granted in the six months ended June 30, 2023 was $29.21. As of June 30, 2023, there was $152.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.5 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2022	1,692,819	$65.49
Issued	956,075	30.73
Vested	(348,012)	67.74
Forfeited	(107,704)	58.85
Unvested as of June 30, 2023	2,193,178	$50.31

At June 30, 2023, there was approximately $98.8 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.1 years.

2019 employee stock purchase plan

The Company issued 65,620 and 28,990 shares under the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had 2,312,352 shares available for issuance under the ESPP.

Stock-based compensation recognized under the ESPP for the three and six months ended June 30, 2023 was $0.3 million and $0.8 million, respectively. The Company recognized stock-based compensation under the ESPP of $0.5 million and $0.8 million for three and six months ended June 30, 2022, respectively.

11. Net loss per share

For periods in which the Company reports a net loss, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at period end, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of June 30,
	2023	2022
Unvested restricted stock	2,193,178	1,640,676
Outstanding options to purchase common stock	8,832,976	7,388,993
ESPP	64,080	46,712
Total	11,090,234	9,076,381

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(82,776)	$(71,950)	$(179,236)	$(141,164)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	76,335,175	70,210,227	74,315,721	69,461,207
Net loss per share of common stock, basic and diluted	$(1.08)	$(1.02)	$(2.41)	$(2.03)

12. Income taxes

During the three and six months ended June 30, 2023 and 2022, the Company recorded a full valuation allowance on federal and state deferred tax assets since there is insufficient evidence that the deferred tax assets are more likely than not realizable. The Company did not have any tax provision or benefit in the three or six months ended June 30, 2023 and 2022.

13. Related party transactions

Orbital

The Company has significant influence over, but does not control, Orbital through its noncontrolling representation on Orbital's board of directors and the Company’s equity interest in Orbital. The Company and Orbital are also parties to a collaboration and license agreement and have multiple common board members.

Founders

The Company made payments of $0.2 million to its three founder shareholders for scientific consulting and other expenses for each of the six months ended June 30, 2023 and 2022.

Verve

The Company and Verve are parties to a collaboration and license agreement and had a common board member from August 2018 to August 2022.

As of June 30, 2023, the Company owns 546,970 shares of Verve's common stock, the value of which is included in marketable securities in the condensed consolidated balance sheet. The Company recorded the investment at fair value as of June 30, 2023, which resulted in a recognition of other income of $2.4 million for the three months ended June 30, 2023 and $0.3 million of other expense for the six months ended June 30, 2023. The Company recorded other expense of $4.1 million and $11.8 million for the three months and six months ended June 30, 2022 related to the changes in fair value of Verve's stock. The value of this investment as of June 30, 2023 is $10.3 million.

In October 2021, the Company entered into an agreement pursuant to which Verve subleased 12,000 square feet of the Company’s existing office and laboratory space for a term of one year which began in December 2021. The Company recorded $0.3 million and $0.6 million of sublease income related to this sublease within the accompanying consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2022, respectively, as well as its proportionate costs for the landlord’s operating expense, insurance, property taxes, and utilities. As of December 31, 2022, the Verve sublease agreement had expired and as such no sublease income related to this sublease was recorded during the three and six months ended June 30, 2023.

Prime Medicine

The Company and Prime are parties to a collaboration and license agreement and had a common founder and had a common board member from September 2019 to September 2022.

As of June 30, 2023 the Company owns 1,608,337 shares of Prime's common stock, the value of which is included in marketable securities in the condensed consolidated balance sheet. The Company recorded the investment at fair value as of June 30, 2023, which resulted in a recognition of other income of $3.8 million during the three months ended June 30, 2023 and $6.3 million of other expense for the six months ended June 30, 2023. The Company did not record any other income or expense related to the changes in fair value of Prime's common stock for the three or six months ended June 30, 2022. The value of this investment as of June 30, 2023 is $23.6 million.

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

BEAM-101: Recreating naturally-occurring protective mutations to activate fetal hemoglobin

BEAM-101 is a patient-specific, autologous HSC investigational therapy designed to offer a potentially best-in-class profile, incorporating base edits that are intended to mimic single nucleotide polymorphisms seen in individuals with HPFH. BEAM-101 aims to alleviate the effects of sickle cell disease or beta-thalassemia by increasing fetal hemoglobin, which is expected to increase functional hemoglobin production and, in the case of sickle cell disease, inhibit hemoglobin S polymerization. We are continuing to consent patients in our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial. The initial patients are moving in parallel through the screening, transfusion and mobilization activities required to enable treatment with BEAM-101. Under the trial protocol, treatment with BEAM-101 (in which the edited cell product is delivered in a bone marrow transplant) will occur on a sequential basis for a sentinel cohort of three patients, and then will be delivered in parallel for all subsequent patients. We anticipate that currently consented patients are sufficient to both fill the sentinel cohort and to initiate the expansion cohort of the trial. We will continue adding additional patients to the BEACON trial through the end of year and beyond, with a total target of 45 treated patients. The clinical trial is designed to initially include patients ages 18 to 35 with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with BEAM-101, patients will be assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients will also be assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, hemoglobin F levels, and quality of life assessments. We plan to report data from multiple patients from the BEACON trial in 2024.

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

ESCAPE: Improved Conditioning for HSCT in sickle cell disease

ESCAPE aims to avoid toxicity challenges associated with currently available conditioning regimens for patients with sickle cell disease and beta-thalassemia ahead of autologous HSCT. ESCAPE may also have applications in other diseases of the blood and immune system where HSCT could deliver potential benefits but has been limited by toxicities associated with current standard of care conditioning regimens. In December 2022, we presented preclinical data at the 2022 American Society of Hematology Annual Meeting and Exposition, or ASH, on our ESCAPE-1 and ESCAPE-2 programs. ESCAPE-1 consists of multiplex base edited HSCs that include a therapeutic edit for sickle cell disease at the HGB1/2 gene and an additional edit at CD117. ESCAPE-2 consists of multiplex base-edited HSCs that include a therapeutic HbG-Makassar edit and an edit in CD117, which is compatible with the conditioning mAb used in ESCAPE-1. We plan to continue to invest significantly in the advancement of our ESCAPE platform.

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

BEAM-201: Universal CD7-targeting CAR-T cells

BEAM-201 is a development candidate comprised of T cells derived from healthy donors that are simultaneously edited at TRAC, CD7, CD52 and PDCD1 and then transduced with a lentivirus encoding for an anti-CD7 chimeric antigen receptor, or CAR, that is designed to create allogeneic CD7 targeting CAR-T cells, resistant to both fratricide and immunosuppression. At the end of June 2022, we submitted an IND to the FDA for BEAM-201 for the treatment of relapsed, refractory T-ALL/T-LL, a severe disease affecting children and adults, and potentially other CD7+ malignancies. In December 2022, we received clearance from the FDA for our IND for BEAM-201. We have initiated a first-in-human Phase 1/2 clinical trial designed to evaluate the safety and efficacy of BEAM-201 in patients with relapsed/refractory T-ALL/T-LL. Multiple clinical trial sites are open for enrollment in the BEAM-201 trial. The first BEAM-201 trial patient has consented and is expected to be dosed in the third quarter of 2023. The Phase 1 portion of the trial is expected to include up to 48 patients between the ages of 18 and 50, followed by a Phase 2 portion with approximately 48 patients. Key safety endpoints for the trial include treatment-emergent and treatment-related adverse events, and key efficacy endpoints include proportion of patients with complete or partial responses, proportion eligible for HSC transplant and proportion achieving minimal residual disease negative status. We believe that BEAM-201 is the first quadruple-edited, allogeneic CAR-T cell investigational therapy in clinical-stage development.

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

BEAM-301: In Vivo LNP liver-targeting for GSDIa

BEAM-301 is a liver-targeting LNP formulation of base editing reagents designed to correct the R83C mutation, the most prevalent disease-causing mutation for, and the mutation which results in the most severe form of, GSDIa. GSDIa is an autosomal recessive disorder caused by mutations in the G6PC gene that disrupts a key enzyme, G6Pase, critical for maintaining glucose homeostasis. Inhibition of G6Pase activity results in low fasting blood glucose levels that can result in seizures and be fatal. Patients with this mutation typically require ongoing corn starch administration, without which they may enter into hypoglycemic shock within one to three hours. Our approach to treating patients with GSDIa is to apply base editing via LNP delivery to repair the two most prevalent mutations that cause the disease, R83C and Q347X. It is estimated that these two point mutations account for 900 and 500 patients, respectively, in the United States, representing approximately 59% of all GSDIa patients in the United States.

In November 2022, we announced that we had initiated IND-enabling studies for BEAM-301. In the first half of 2024, we plan to submit a regulatory application for BEAM-301 for authorization to initiate clinical trials for the program.

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

In November 2022, we announced BEAM-302 as a development candidate as a treatment for AATD, and in the first quarter of 2024, we plan to submit a regulatory application for BEAM-302 for authorization to initiate clinical trials for the program.

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

We are an early-stage company, and all of our programs are at a preclinical or early clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the six months ended June 30, 2023 and 2022 were $179.2 million and $141.2 million, respectively. As of June 30, 2023, we had an accumulated deficit of $1.2 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors, including the LNP technology we acquired through our acquisition of Guide; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the six months ended June 30, 2023 and 2022, we recognized $44.3 million and $25.1 million of license and collaboration revenue, respectively.

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

Results of operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
License and collaboration revenue	$20,116	$16,652	$3,464
Operating expenses:
Research and development	97,608	74,556	23,052
General and administrative	24,656	24,062	594
Total operating expenses	122,264	98,618	23,646
Loss from operations	(102,148)	(81,966)	(20,182)
Other income (expense):
Change in fair value of derivative liabilities	(900)	12,200	(13,100)
Change in fair value of non-controlling equity investments	6,148	(4,124)	10,272
Change in fair value of contingent consideration liabilities	2,171	(120)	2,291
Interest and other income (expense), net	11,953	2,060	9,893
Total other income (expense)	19,372	10,016	9,356
Net Loss	$(82,776)	$(71,950)	$(10,826)

License and collaboration revenue

License and collaboration revenue was $20.1 million and $16.7 million for the three months ended June 30, 2023 and 2022, respectively. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis, Verve, and Orbital Agreements.

Research and development expenses

Research and development expenses were $97.6 million and $74.6 million for the three months ended June 30, 2023 and 2022, respectively. The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
External research and development expenses	$36,834	$24,672	$12,162
Employee related expenses	27,565	21,486	6,079
Facility and IT related expenses	16,849	12,589	4,260
Stock-based compensation expense	15,521	13,428	2,093
Other expenses	839	2,381	(1,542)
Total research and development expenses	$97,608	$74,556	$23,052

The increase of $23.1 million was primarily due to the following:

•
A $12.2 million increase in external research and development expenses driven by a $10.4 million increase in outsourced services, due primarily to clinical expenses for BEAM-101 and BEAM-201, IND-enabling studies and assay development for BEAM-301 and BEAM-302 and manufacturing operations. Also contributing to the rise in external research and development expenses is an increase of $1.8 million in lab supplies due to the growth in research and development employees and continued investment in process development efforts;
•
An increase of $6.1 million of employee related expenses and $4.3 million of facility and IT related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 394 at June 30, 2022 to 444 at June 30, 2023, and their related activities, as well as the expense allocated to research and development related to our leased facilities; and
•
An increase of $2.1 million in stock-based compensation from additional stock options and restricted stock units granted due to the increase in the number of research and development employees and issuance of annual equity awards to existing employees.
•
The above increases were partially offset by a net decrease in other expenses of $1.5 million, primarily driven by lower sublicense expenses during the three months ended June 30, 2023 related to our collaborations.

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

General and administrative expenses

General and administrative expenses were $24.7 million and $24.1 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $0.6 million was primarily due to the following:

•
An increase of $2.6 million in stock-based compensation from additional equity awards due to the growth in the number of general and administrative employees from 82 employees as of June 30, 2022 to 88 employees as of June 30, 2023, and the issuance of annual equity awards to existing employees; and
•
An increase of $1.2 million in personnel and facility related costs due to the increase in general and administrative employees and the expense allocated to general and administrative expenses related to our leased facilities.
•
The above increases were partially offset by decreases in legal costs of $3.2 million primarily due to higher legal fees incurred in connection with business development activities during the three months ended June 30, 2022.

Change in fair value of derivative liabilities

During the three months ended June 30, 2023 and 2022, we recorded $0.9 million of other expense and $12.2 million of other income, respectively, related to the change in fair value of success payment liabilities due to changes in the price of our common stock over the related periods. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of June 30, 2023 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the three months ended June 30, 2023 and 2022, we recorded $6.1 million of other income and $4.1 million of other expense, respectively, as a result of changes in the fair value of our investment in Verve and Prime common stock.

Change in fair value of contingent consideration liabilities

During the three months ended June 30, 2023 and 2022, we recorded $2.2 million of other income and $0.1 million of other expense, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $12.0 million and $2.1 million of net income for the three months ended June 30, 2023 and 2022, respectively. The change was primarily due to increases in interest income driven by increased market rates.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
License and collaboration revenue	$44,324	$25,084	$19,240
Operating expenses:
Research and development	197,254	139,966	57,288
General and administrative	48,146	43,309	4,837
Total operating expenses	245,400	183,275	62,125
Loss from operations	(201,076)	(158,191)	(42,885)
Other income (expense):
Change in fair value of derivative liabilities	4,700	25,800	(21,100)
Change in fair value of non-controlling equity investments	(6,649)	(11,809)	5,160
Change in fair value of contingent consideration liabilities	1,875	332	1,543
Interest and other income (expense), net	21,914	2,704	19,210
Total other income (expense)	21,840	17,027	4,813
Net loss	$(179,236)	$(141,164)	$(38,072)

License and collaboration revenue

License and collaboration revenue was $44.3 million and $25.1 million for the six months ended June 30, 2023 and 2022, respectively. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis, Verve, and Orbital Agreements.

Research and development expenses

Research and development expenses were $197.3 million and $140.0 million for the six months ended June 30, 2023 and 2022, respectively. The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
External research and development expenses	$77,719	$46,777	$30,942
Employee related expenses	54,925	40,567	14,358
Facility and IT related expenses	33,544	24,647	8,897
Stock-based compensation expense	29,743	24,722	5,021
Other expenses	1,323	3,253	(1,930)
Total research and development expenses	$197,254	$139,966	$57,288

The increase of $57.3 million was primarily due to the following:

•
A $30.9 million increase in external research and development expenses driven by a $26.5 million increase in outsourced services, due primarily to manufacturing and clinical expenses for BEAM-101 and BEAM-201, IND-enabling studies and assay development for BEAM-301 and BEAM-302, manufacturing operations and animal studies conducted to further our LNP platform. Also contributing to the rise in external research and development expenses is an increase of $4.4 million in lab supplies due to the growth in research and development employees and continued investment in process development and LNP discovery efforts;
•
An increase of $14.4 million of employee related expenses and $8.9 million of facility and IT related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 394 at June 30, 2022 to 444 at June 30, 2023, and their related activities, as well as the expense allocated to research and development related to our leased facilities; and
•
An increase of $5.0 million in stock-based compensation from additional stock options and restricted stock units granted due to the increase in the number of research and development employees and issuance of annual equity awards to existing employees.
•
The above increases were partially offset by a net decrease in other expenses of $1.9 million, primarily driven by lower sublicense expenses during the six months ended June 30, 2023 related to our collaborations.

General and administrative expenses

General and administrative expenses were $48.1 million and $43.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $4.8 million was primarily due to the following:

•
An increase of $5.6 million in stock-based compensation from additional equity awards due to the growth in the number of general and administrative employees from 82 employees as of June 30, 2022 to 88 employees as of June 30, 2023, and the issuance of annual equity awards to existing employees; and
•
An increase of $3.2 million in personnel and facility related costs due to the increase in general and administrative employees and the expense allocated to general and administrative expenses related to our leased facilities.
•
The above increases were partially offset by a decrease in legal costs of $4.0 million primarily due to higher legal fees incurred in connection with business development activities during the six months ended June 30, 2022.

Change in fair value of derivative liabilities

During the six months ended June 30, 2023 and 2022, we recorded $4.7 million and $25.8 million of other income, respectively, related to the change in fair value of success payment liabilities due to a decrease in the price of our common stock over the related periods. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of June 30, 2023 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the six months ended June 30, 2023 and 2022, we recorded $6.6 million and $11.8 million of other expense, respectively, as a result of changes in the fair value of our investment in Verve and Prime common stock.

Change in fair value of contingent consideration liabilities

During the six months ended June 30, 2023 and 2022, we recorded $1.9 million and $0.3 million of other income, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $21.9 million and $2.7 million of net income for the six months ended June 30, 2023 and 2022, respectively. The change was primarily due to increases in interest income driven by increased market rates.

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

In July 2021 and May 2023, we and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, we may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of June 30, 2023, we have sold 9,727,417 additional shares of our common stock under the amended Sales Agreement at an average price of $54.30 per share for aggregate gross proceeds of $528.2 million, before deducting commissions and offering expenses payable by us.

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

As of June 30, 2023, we had $1.1 billion in cash, cash equivalents, and marketable securities.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$(194,484)	$166,214
Net cash provided by (used in) investing activities	(16,029)	(538,601)
Net cash provided by (used in) financing activities	205,958	78,016
Net change in cash, cash equivalents and restricted cash	$(4,555)	$(294,371)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2023 was $194.5 million, consisting of our net loss of $179.2 million, a decrease in deferred revenue of $42.8 million, decreases in accrued expenses and other liabilities of $10.2 million, increases in prepaid expenses and other current assets of $6.5 million and a decrease in operating lease liabilities totaling $4.1 million. In addition, we recorded noncash items consisting of amortization of investment premiums of $14.5 million and decreases in the fair value of derivative liabilities and contingent consideration liabilities of $4.7 million and $1.9 million, respectively.

These uses of cash were partially offset by an increase in other long-term liabilities of $1.0 million and noncash items consisting of stock-based compensation expense of $50.2 million, decreases in the fair value of non-controlling equity investments of $6.6 million, depreciation and amortization expense of $9.5 million and changes in operating lease ROU assets of $4.8 million

Net cash provided by operating activities for the six months ended June 30, 2022 was $166.2 million, consisting primarily of the collection of collaboration receivables of $300.0 million related to the Pfizer Agreement, and an increase operating lease liabilities totaling $12.3 million, as well as noncash items consisting primarily of stock-based compensation expense of $39.6 million, a decrease in the fair value of a non-controlling equity investment of $11.8 million, depreciation and amortization expense of $6.7 million, and a change in operating lease ROU assets of $4.1 million.

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

Investing activities

For the six months ended June 30, 2023, cash used in investing activities consisted of purchases of property and equipment of $22.2 million, partially offset by the net maturities of marketable securities of $6.2 million.

For the six months ended June 30, 2022, cash used in investing activities consisted of the net purchases of marketable securities of $509.7 million and purchases of property and equipment of $28.9 million.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2023 consisted of net proceeds from equity offerings of $201.6 million, $4.1 million of proceeds from the exercise of stock options and $1.7 million of proceeds from the issuance of common stock under our ESPP, offset in part by repayments of equipment financing liabilities of $1.2 million and payment of equity offering costs of $0.2 million.

Net cash provided by financing activities for the six months ended June 30, 2022 consisted primarily of net proceeds from equity offerings of $76.4 million, $1.5 million of proceeds from the exercise of stock options, and $1.4 million of proceeds from the issuance of common stock under our ESPP, offset in part by repayments of equipment financing liabilities of $1.1 million and equity offering costs of $0.1 million.

Funding requirements

Our operating expenses are expected to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

•
advance clinical trials of our product candidates, including our BEACON trial and BEAM-201 trial;
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

We expect that our cash, cash equivalents and marketable securities at June 30, 2023 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

•
the costs of obtaining, operating and expanding our manufacturing capacity; and
•
the impact on our business of macro-economic conditions, as well as the prevailing level of macro-economic, business, and operational uncertainty, including as a result of geopolitical events or other global or regional events.

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

We lease certain assets under noncancelable operating and finance leases. The leases relate primarily to office space and laboratory space in addition to equipment. As of June 30, 2023, aggregate future minimum commitments under these office and laboratory leases and equipment leases are $258.3 million and $1.2 million, respectively, of which $12.7 million will be payable in 2023. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

During the six months ended June 30, 2023, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $1.1 billion, which consisted of cash, money market funds, commercial paper and corporate and government securities. Our cash and cash equivalents are primarily maintained in accounts with multiple financial institutions in the United States. At times, we may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. The extensive patent filings related to CRISPR and Cas make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our base editing platform technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our base editing platform technology and product candidates. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, or the University of California Portfolio, which contains multiple patents and pending applications directed to gene editing. The University of California portfolio includes, for example, U.S. Patent Nos. 10,266,850; 10,227,611; 10,000,772; 10,113,167; 10,301,651; 10,308,961; 10,337,029; 10,351,878; 10,407,697; 10,358,659; 10,358,658; 10,385,360; 10,400,253; 10,421,980; 10,415,061; 10,428,352; 10,443,076; 10,487,341; 10,513,712; 10,519,467; 10,526,619; 10,533,190; 10,550,407; 10,563,227; 10,570,419; 10,577,631; 10,597,680; 10,612,045; 10,626,419; 10,640,791; 10,669,560; 10,676,759; 10,752,920; 10,774,344; 10,793,878; 10,900,054; 10,982,230; 10,982,231; 10,988,780; 10,988,782; 11,001,863; 11,008,589; 11,008,590; 11,028,412; 11,186,849; 11,242,543; 11,274,318; 11,293,034; 11,332,761; 11,401,532; 11,473,108; 11,479,794; 11,549,127; 11,634,730; 11,674,159, which are expected to expire around March 2033, excluding any additional term for patent term adjustment, or PTA, or patent term extension, or PTE, and any disclaimed term for terminal disclaimers. The University of California portfolio also includes numerous additional pending patent applications. If these patent applications issue as patents, they are expected to expire around March 2033, excluding any PTA, PTE, and any disclaimed term for terminal disclaimers. As discussed above, certain applications in the University of California Portfolio are currently subject to U.S. Interference No. 106,115 with certain U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties to which we have an option under the Editas License Agreement. Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain members of the University of California Portfolio are being opposed in Europe by multiple parties. For example, the EPO Opposition Division has initiated opposition proceedings against European Patent Nos. EP2,800,811 B1, and EP3,241,902 B1and EP3,401,400 B1, which are estimated to expire in March 2033 (excluding any patent term adjustments or extensions).

The opposition procedure before the EPO allows one or more third parties to challenge the validity of a granted European patent within nine months after grant date of the European patent. Opposition proceedings may involve issues including, but not limited to, priority, patentability of the claims involved, and procedural formalities related to the filing of the patent application. As a result of the opposition proceedings, the Opposition Division can revoke a patent, maintain the patent as granted, or maintain the patent in an amended form. Most of the claims of European patent EP-2,800,811 B1 were maintained without amendment by the Opposition Division, but this decision is being appealed. In April 2021, the claims of European patent EP3,241,902 B1 were revoked in their entirety, and that decision is not being appealed. In February 2022, the claims of European patent EP3,401,400 B1 were maintained in amended form by the Opposition Division, and this decision is being appealed. If these patents are maintained by the Opposition Division with claims similar to those that are currently opposed, our ability to commercialize our product candidates may be adversely affected if we do not obtain a license to these patents. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Item 5. Other Information.

Director and Officer Trading Arrangements

The following table describes for the quarterly period covered by this report each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
John Evans (Chief Executive Officer)	Adoption (June 29, 2023)	Rule 10b5-1 trading arrangement	Sale	Until October 1, 2024, or such earlier date upon which all transactions are completed or expire without execution.	Up to 240,000 shares
John Evans (Chief Executive Officer)	Adoption (May 19, 2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all RSU equity awards that have been or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(1)
Terry-Ann Burrell (Chief Financial Officer)	Adoption (May 19, 2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all RSU equity awards that have been or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(1)
Giuseppe Ciaramella (President)	Adoption (May 23, 2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all RSU equity awards that have been or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(1)
Christine Bellon (Chief Legal Officer)	Adoption (June 26, 2023)	Rule 10b5-1 trading arrangement	Sale	Until May 10, 2024, or such earlier date upon which all transactions are completed or expire without execution.	Up to 10,000 shares
Christine Bellon (Chief Legal Officer)	Adoption (May 19, 2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover	Sale	Until final settlement of any covered RSU	Indeterminable(1)

transactions relating to all RSU equity awards that have been or may be granted
Amy Simon (Chief Medical Officer)	Adoption (June 28, 2023)	Rule 10b5-1 trading arrangement	Sale	Until September 30, 2024, or such earlier date upon which all transactions are completed or expire without execution.	Up to 140,238 shares
Amy Simon (Chief Medical Officer)	Adoption (May 19, 2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all RSU equity awards that have been or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(1)

(1) The number of shares subject to covered restricted stock units ("RSUs") that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement. This trading arrangement, which applies to RSUs whether vesting is based on the passage of time and/or the achievement of performance goals, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Second Amended and Restated Bylaws of Beam Therapeutics Inc.	10-K	001-39208	02/28/2023	3.2

10.1	Amendment No. 2 to Sales Agreement, dated May 10, 2023, by and between Beam Therapeutics Inc. and Jefferies LLC	8-K	001-39208	05/10/2023	1.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAM THERAPEUTICS INC.

Date: August 8, 2023	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

Date: August 8, 2023	By:	/s/ Terry-Ann Burrell
Terry-Ann Burrell
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)