Form 10-Q
period 2023-09-30
Beam Therapeutics Inc.
filed 2023-11-08
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of registrant’s common stock outstanding as of November 1, 2023 was 81,504,057.

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
•
our ability to successfully establish and maintain a commercial-scale current Good Manufacturing Practice, or cGMP, manufacturing facility;
•
regulatory developments in the United States and foreign countries;
•
our ability to attract and retain key scientific and management personnel;
•
our expectations regarding the strategic and other potential benefits of any acquisition of additional technologies;
•
our ability to achieve the expected benefits of our portfolio prioritization and strategic restructuring and our estimates related to the costs and timing of implementing such initiative;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$169,049	$232,767
Marketable securities	846,408	845,367
Prepaid expenses and other current assets	24,084	14,762
Total current assets	1,039,541	1,092,896
Property and equipment, net	127,521	115,620
Restricted cash	8,680	12,754
Operating lease right-of-use assets	112,140	118,513
Other assets	2,652	1,931
Total assets	$1,290,534	$1,341,714
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,177	$9,029
Accrued expenses and other current liabilities	41,769	48,059
Derivative liabilities	8,900	18,300
Current portion of deferred revenue	153,484	135,974
Current portion of lease liability	11,951	10,380
Current portion of equipment financing liability	1,084	1,853
Total current liabilities	220,365	223,595
Long-term lease liability	160,637	168,625
Long-term equipment financing liability	304	1,154
Contingent consideration liabilities	4,586	12,463
Long-term portion of deferred revenue	124,653	202,179
Other liabilities	1,048	224
Total liabilities	511,593	608,240
Commitments and contingencies (See Note 7, License agreements and Note 8, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 79,382,032 and 71,277,339 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	794	712
Additional paid-in capital	2,112,857	1,792,554
Accumulated other comprehensive (loss) income	(2,024)	(2,430)
Accumulated deficit	(1,332,686)	(1,057,362)
Total stockholders’ equity	778,941	733,474
Total liabilities and stockholders’ equity	$1,290,534	$1,341,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
License and collaboration revenue	$17,193	$15,799	$61,517	$40,883
Operating expenses:
Research and development	100,050	85,287	297,304	225,253
General and administrative	25,410	21,815	73,556	65,124
Total operating expenses	125,460	107,102	370,860	290,377
Loss from operations	(108,267)	(91,303)	(309,343)	(249,494)
Other income (expense):
Change in fair value of derivative liabilities	4,700	(4,900)	9,400	20,900
Change in fair value of non-controlling equity investments	(11,221)	10,431	(17,870)	(1,378)
Change in fair value of contingent consideration liabilities	6,002	(875)	7,877	(543)
Interest and other income (expense), net	12,698	4,982	34,612	7,686
Total other income (expense)	12,179	9,638	34,019	26,665
Net loss before income taxes	$(96,088)	$(81,665)	$(275,324)	$(222,829)
Provision for income taxes	—	(2,410)	—	(2,410)
Loss from equity method investment	—	(25,500)	—	(25,500)
Net loss	$(96,088)	$(109,575)	$(275,324)	$(250,739)
Unrealized gain (loss) on marketable securities	(9)	(484)	406	(4,624)
Comprehensive loss	$(96,097)	$(110,059)	$(274,918)	$(255,363)
Net loss per common share, basic and diluted	$(1.22)	$(1.56)	$(3.63)	$(3.59)
Weighted-average common shares outstanding, basic and diluted	79,024,647	70,343,196	75,902,612	69,758,434

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

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	71,277,339	$712	$1,792,554	$(2,430)	$(1,057,362)	$733,474
Purchase of common stock under ESPP	65,620	1	1,707	—	—	1,708
Issuance of common stock from At-the-Market offering, net of issuance costs of $0.2 million	2,431,770	24	93,786	—	—	93,810
Vesting of restricted common stock	284,858	3	(3)	—	—	—
Stock-based compensation	—	—	23,917	—	—	23,917
Exercise of common stock options	375,805	4	3,388	—	—	3,392
Other comprehensive income (loss)	—	—	—	1,665	—	1,665
Net loss	—	—	—	—	(96,460)	(96,460)
Balance at March 31, 2023	74,435,392	$744	$1,915,349	$(765)	$(1,153,822)	$761,506
Issuance of common stock from At-the-Market offering, net of issuance costs of $5.1 million	3,387,358	34	107,149	—	—	107,183
Vesting of restricted common stock	63,154	1	(1)	—	—	—
Stock-based compensation	—	—	26,278	—	—	26,278
Exercise of common stock options	67,598	1	701	—	—	702
Other comprehensive income (loss)	—	—	—	(1,250)	—	(1,250)
Net loss	—	—	—	—	(82,776)	(82,776)
Balance at June 30, 2023	77,953,502	$780	$2,049,476	$(2,015)	$(1,236,598)	$811,643
Purchase of common stock under ESPP	64,783	1	1,323	—	—	1,324
Issuance of common stock from At-the-Market offering, net of issuance costs of $0.8 million	1,133,575	10	34,934	—	—	34,944
Vesting of restricted common stock	68,869	1	(1)	—	—	—
Stock-based compensation	—	—	25,835	—	—	25,835
Exercise of common stock options	161,303	2	1,290	—	—	1,292
Other comprehensive income (loss)	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(96,088)	(96,088)
Balance at September 30, 2023	79,382,032	$794	$2,112,857	$(2,024)	$(1,332,686)	$778,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(275,324)	$(250,739)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from equity method investment	—	25,500
Depreciation and amortization	14,650	10,203
Amortization of investment discount (premiums)	(22,389)	(4,308)
Stock-based compensation expense	76,030	61,822
Change in operating lease right-of-use assets	7,117	6,237
Change in fair value of derivative liabilities	(9,400)	(20,900)
Change in fair value of contingent consideration liabilities	(7,877)	543
Change in fair value of non-controlling equity investments	17,870	1,378
Other	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,043)	(7,192)
Accounts payable	(5,810)	(527)
Accrued expenses and other liabilities	(2,738)	(25,376)
Operating lease liabilities	(7,161)	13,496
Collaboration receivable	—	300,000
Deferred revenue	(60,016)	(15,883)
Other long-term liabilities	823	(2,539)
Net cash provided by (used in) operating activities	(284,268)	91,718
Investing activities
Purchases of property and equipment	(30,143)	(40,690)
Purchases of marketable securities	(931,066)	(1,378,609)
Maturities of marketable securities	934,950	844,524
Net cash provided by (used in) investing activities	(26,259)	(574,775)
Financing activities
Proceeds from issuance of common shares, net of commissions	236,568	76,365
Proceeds from issuances of stock under ESPP	3,032	3,076
Payment of equity offering costs	(631)	(134)
Repayment of equipment financings	(1,620)	(1,697)
Proceeds from exercise of stock options	5,386	1,968
Net cash provided by (used in) financing activities	242,735	79,578

Net change in cash, cash equivalents and restricted cash	(67,792)	(403,479)
Cash, cash equivalents and restricted cash—beginning of period	245,521	572,740
Cash, cash equivalents and restricted cash—end of period	$177,729	$169,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$140	$300

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$2,192	$5,658
Operating lease liabilities arising from obtaining right-of-use assets	$744	$35,877
Equity issuance costs in accounts payable and accrued expenses	$—	$25,500

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

In July 2021 and May 2023, the Company and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, the Company may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of September 30, 2023, the Company has sold 10,860,992 additional shares of its common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by the Company.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.3 billion as of September 30, 2023. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of September 30, 2023 of $1.0 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on February 28, 2023, or the 2022 Form 10-K. Since the date of those financial statements, there have been no material changes to the Company's significant accounting policies.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$169,049	$156,511
Restricted cash	8,680	12,750
Total cash, cash equivalents, and restricted cash	$177,729	$169,261

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements	$98,771	$85,804
Lab equipment	58,275	47,383
Furniture and fixtures	4,789	4,332
Computer equipment	3,112	3,073
Construction in process	7,394	5,198
Total property and equipment	172,341	145,790
Less accumulated depreciation	(44,820)	(30,170)
Property and equipment, net	$127,521	$115,620

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$5,187	$3,473	$14,650	$10,153

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at September 30, 2023 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$148,239	$148,239	$148,239	$—	$—
Marketable securities:
Commercial paper	397,736	397,736	—	397,736	—
Corporate notes	9,537	9,537	—	9,537	—
U.S. Treasury securities	150,004	150,004	—	150,004	—
U.S. Government securities	266,535	266,535	—	266,535	—
Corporate equity securities	22,596	22,596	22,596	—	—
Total assets	$994,647	$994,647	$170,835	$823,812	$—

Liabilities
Success payment liability – Harvard	$4,300	$4,300	$—	$—	$4,300
Success payment liability – Broad Institute	4,600	4,600	—	—	4,600
Contingent consideration liability – Technology	1,732	1,732	—	—	1,732
Contingent consideration liability – Product	2,854	2,854	—	—	2,854
Total liabilities	$13,486	$13,486	$—	$—	$13,486

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

The Company holds an investment in Verve consisting of shares of Verve’s common stock. As of September 30, 2023, the Company owned 546,970 shares of Verve's common stock valued at $7.3 million, which is included in marketable securities in the condensed consolidated balance sheet.

The Company also holds an investment in Prime consisting of 1,608,337 shares of Prime's common stock. As of September 30, 2023, the Company's investment in Prime's common stock was valued at $15.3 million, which is included in marketable securities in the condensed consolidated balance sheet.

Pursuant to ASC 825, Financial instruments, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s condensed consolidated statements of operations.

The following table summarizes other income (expense) recorded due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other income (expense)	$(11,221)	$10,431	$(17,870)	$(1,378)

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

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Fair value of common stock (per share)	$24.05	$39.11	$24.05	$39.11
Expected volatility	79%	82%	78%	82%
Expected term (years)	0.07 - 5.75	0.08-6.49	0.07 - 6.61	0.08-7.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Nine Months Ended September 30, 2023
	Harvard	Broad Institute	Total
Balance at December 31, 2022	$9,000	$9,300	$18,300
Change in fair value	(4,700)	(4,700)	(9,400)
Balance at September 30, 2023	$4,300	$4,600	$8,900

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

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	Nine Months Ended September 30, 2023
	Technology Milestones	Product Milestones	Total
Balance at December 31, 2022	$6,025	$6,438	$12,463
Change in fair value	(4,293)	(3,584)	(7,877)
Balance at September 30, 2023	$1,732	$2,854	$4,586

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

	Technology Milestones		Product Milestones
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Discount Rate	11.00%	10.00%	11.00%	10.00%
Probability of Achievement	5%	5-15%	2-5%	2-15%
Projected Year of Achievement	2024-2025	2024-2025	2025-2030	2025-2030

5. Marketable securities

The following table summarizes the Company’s marketable securities held at September 30, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$398,212	$10	$(486)	$397,736
Corporate Notes	9,546	—	(9)	9,537
U.S. Treasury securities	150,476	—	(472)	150,004
U.S. Government securities	267,602	—	(1,067)	266,535
Corporate equity securities	22,596	—	—	22,596
Total	$848,432	$10	$(2,034)	$846,408

The following table summarizes the Company’s marketable securities held at December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$578,813	$72	$(1,157)	$577,728
Corporate notes	19,033	—	(37)	18,996
U.S. Treasury securities	146,270	—	(958)	145,312
U.S. Government securities	63,214	13	(363)	62,864
Corporate equity securities	40,467	—	—	40,467
Total	$847,797	$85	$(2,515)	$845,367

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2023, the balance in accumulated other comprehensive (loss) income was related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the nine months ended September 30, 2023 and 2022 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Employee compensation and related benefits	$13,738	$19,122
Research costs	11,657	4,844
Professional fees	7,122	6,751
Process development and manufacturing costs	4,475	5,080
Other	4,777	12,262
Total	$41,769	$48,059

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

As of September 30, 2023, the Company has accrued a $3.4 million liability equal to an amount the Company offered to resolve the dispute. The settlement proposal was rejected by the research institution. No complaint has been filed, and the Company continues to discuss the matter with the research institution. Although it may do so, the Company has not determined to make a further offer and believes that it is unable at this time to provide any estimate of a reasonably possible loss in excess of the amount offered. The ultimate resolution of this matter could result in an outcome that is materially different from the amount accrued as of September 30, 2023.

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of September 30, 2023, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	September 30, 2023	December 31, 2022
Harvard success payment liability	$4,300	$9,000

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Change in fair value of Harvard success payment liability	$(2,400)	$2,400	$(4,700)	$(10,500)

During the three and nine months ended September 30, 2023, the Company recognized $0.2 million of expense related to product development and regulatory approval milestones and royalties under the Harvard License Agreement. The Company did not recognize any expense related to product development and regulatory approval milestones and royalties under the Harvard License Agreement during the three or nine months ended September 30, 2022.

During the three and nine months ended September 30, 2023, the Company did not incur expense related to non-royalty sublicense fees owed to Harvard. There was no expense recognized related to non-royalty sublicense fees owed to Harvard during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company incurred $2.7 million of expense related to non-royalty sublicense fees owed to Harvard. Additionally, during the nine months ended September 30, 2022, the Company paid $35.3 million of non-royalty sublicense fees to Harvard related to non-royalty sublicense fee expense incurred during the second half of 2021 and the first half of 2022.

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of September 30, 2023, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	September 30, 2023	December 31, 2022
Broad Institute success payment liability	$4,600	$9,300

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Change in fair value of Broad Institute success payment liability	$(2,300)	$2,500	$(4,700)	$(10,400)

The Company determined that product development and regulatory approval milestones and royalties under the Broad License Agreement were not probable and, as such, no amounts were recognized for the three months ended September 30, 2023. The Company recognized $0.3 million of expense related to product development and regulatory approval milestones and royalties under the Broad License Agreement during the nine months ended September 30, 2023. There was no expense related to the product development and regulatory approval milestones and royalties recognized during the three or nine months ended September 30, 2022.

The Company did not record any expense related to non-royalty sublicense fees owed to the Broad Institute during the three months ended September 30, 2023 and recorded $0.2 million of expense related to non-royalty sublicense fees owed to the Broad Institute during the nine months ended September 30, 2023. Non-royalty sublicense fees are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. The Company recorded no expense related to non-royalty sublicense fees owed to the Broad Institute during the three and nine months ended September 30, 2022. The Company paid $6.1 million of non-royalty sublicense fees to Broad Institute during the nine months ended September 30, 2022 related to non-royalty sublicense fee expense incurred during the second half of 2021.

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

In exchange for the licenses and services provided by the Company under the Orbital Agreement, the Company received a non-exclusive research license to certain RNA technology and nonviral delivery technology controlled by Orbital, and research and development support services as outlined in a research plan. Orbital also granted the Company an exploitation license to certain RNA technology and nonviral delivery technology controlled by Orbital. The exploitation license is exclusive in the fields of gene editing and conditioning and nonexclusive in all other fields other than vaccines and certain protein therapeutics. The Company also received 75 million shares of Orbital’s common stock at closing, which represented a 31.5% fully diluted equity interest in Orbital as of the closing (which considers the capital structure of Orbital and its preferred stock, restricted common stock and options). The Company accounts for its investment in Orbital under the equity method of accounting.

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

The Company concluded that the research and exploitation licenses are not distinct from the other promises in the Orbital Agreement, and as such the Company has determined that the licenses combined with the research and development services, know-how transfers, committee participation and materials transfer represent a combined performance obligation. The Company recognizes revenue associated with the Orbital performance obligation over time as it is satisfied during the term of the agreement, which is three years. The Company recognized $2.1 million and $6.4 million of revenue during the three and nine months ended September 30, 2023, respectively. The Company did not recognize any revenue related to the Orbital Agreement during the three and nine months ended September 30, 2022. As of September 30, 2023, there was $8.5 million and $8.5 million of current and long-term deferred revenue, respectively, related to the Orbital Agreement.

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

The overall transaction price as of the inception of the contract was determined to be $300.0 million, which is comprised entirely of the nonrefundable upfront payment. There is no variable consideration included in the transaction price at inception as the future milestone payments are fully constrained and the Company is not required to estimate variable consideration for the royalty payments at contract inception. The Company re-evaluates the transaction price in each reporting period.

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

The Company recognizes revenue for each performance obligation as it is satisfied during the term of the agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which includes each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue is recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligation. For the three and nine months ended September 30, 2023, the Company recognized $10.0 million and $36.4 million of revenue related to the Pfizer Agreement, respectively. For the three and nine months ended September 30, 2022, the Company recognized $12.8 million and $33.4 million of revenue related to the Pfizer Agreement, respectively. As of September 30, 2023, there was $116.8 million and $98.7 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement.

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

The overall transaction price as of the inception of the contract was determined to be $75.0 million, which is composed of the upfront payment of $50.0 million and the First Anniversary Payment of $25.0 million. The Company re-evaluates the transaction price in each reporting period.

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

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. For the three and nine months ended September 30, 2023, the Company recognized $5.0 million and $17.3 million of revenue related to the Apellis Agreement, respectively. For the three and nine months ended September 30, 2022, the Company recognized $3.0 million and $7.5 million of revenue related to the Apellis Agreement, respectively. As of September 30, 2023, there is $28.2 million and $17.2 million of current and long-term deferred revenue, respectively, related to the Apellis Agreement.

Verve

In April 2019, the Company entered into a collaboration and license agreement with Verve, or the Verve Agreement, to investigate gene editing strategies to modify genes associated with an increased risk of coronary diseases and in July 2022, the Company and Verve amended the Verve Agreement. Under the terms of the Verve Agreement, as amended, the Company granted Verve an exclusive license to certain base editor technology and improvements and Verve granted the Company a non-exclusive license under certain know-how and patents controlled by Verve, an interest in joint collaboration technology and a non-exclusive license under certain delivery technology. The Company retained the option, after the dosing of the final patient in a Phase 1 clinical trial of a licensed product, to participate in future development and commercialization, and share 35% of worldwide profits and losses, for any licensed product directed against one of the Verve program targets, and share 50% of U.S. profits and losses, for any licensed product directed against the other two targets.

In October 2023, the Company entered into a transfer and delegation agreement, or the Transfer Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including the Company’s opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease, which consist of programs targeting PCSK9, ANGPTL3 and an undisclosed liver-mediated, cardiovascular target. In addition, Lilly acquired the right to receive any future milestone or royalty payments payable to the Company under the Verve Agreement. Under the terms of the Transfer Agreement, the Company received a $200.0 million payment and is eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events.

In October 2023, the Company and Lilly also entered into a Stock Purchase Agreement, or the Purchase Agreement, providing for the sale and issuance of 2,004,811 shares, or the Shares, of the Company’s common stock to Lilly at a price of $24.94 per share, which was equal to a 15% premium to the volume-weighted average share price of the Company’s common stock over the 30 trading days prior to the date of the Purchase Agreement, for an aggregate purchase price of approximately $50.0 million. The Purchase Agreement contains customary representations, warranties and covenants of each party. Pursuant to the terms of the Purchase Agreement, Lilly has agreed not to, and to cause its affiliates not to, sell or transfer any of the Shares for a period of nine months following the date of issuance of the Shares, subject to specified conditions and exceptions.

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

In July 2021 and May 2023, the Company and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, the Company may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of September 30, 2023, the Company has sold 10,860,992 additional shares of its common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by the Company.

10. Stock option and grant plan

2019 equity incentive plan

As of September 30, 2023, the Company had 12,622,073 shares reserved including 1,717,004 shares available for future issuance pursuant to the Beam Therapeutics Inc. 2019 Equity Incentive Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$15,230	$13,859	$44,973	$38,581
General and administrative	10,605	8,350	31,057	23,241
Total stock-based compensation expense	$25,835	$22,209	$76,030	$61,822

Stock options

The following table provides a summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2022	7,548,392	$41.77
Granted	2,245,392	40.28
Exercised	(604,706)	8.90
Forfeitures	(461,827)	61.93
Outstanding at September 30, 2023	8,727,251	42.59
Exercisable as of September 30, 2023	4,684,704	$35.60

The weighted-average grant date fair value per share of options granted in the nine months ended September 30, 2023 was $28.21. As of September 30, 2023, there was $136.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.4 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2022	1,692,819	$65.49
Issued	1,062,025	30.07
Vested	(416,881)	68.30
Forfeited	(160,145)	57.99
Unvested as of September 30, 2023	2,177,818	$48.23

At September 30, 2023, there was approximately $89.3 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 2.9 years.

2019 employee stock purchase plan

The Company issued 130,403 and 70,073 shares under the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had 2,247,569 shares available for issuance under the ESPP.

Stock-based compensation recognized under the ESPP for the three and nine months ended September 30, 2023 was $0.3 million and $1.1 million, respectively. Stock-based compensation recognized under the ESPP for the three and nine months ended September 30, 2022 was $0.2 million and $1.1 million, respectively.

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

	As of September 30,
	2023	2022
Unvested restricted stock	2,177,818	1,647,779
Outstanding options to purchase common stock	8,727,251	7,607,063
Total	10,905,069	9,254,842

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(96,088)	$(109,575)	$(275,324)	$(250,739)
Denominator:
Weighted average common shares outstanding, basic and diluted	79,024,647	70,343,196	75,902,612	69,758,434
Net loss per common share, basic and diluted	$(1.22)	$(1.56)	$(3.63)	$(3.59)

12. Income taxes

During the three and nine months ended September 30, 2023, the Company recorded a full valuation allowance on federal and state deferred tax assets since there is insufficient evidence that the deferred tax assets are more likely than not realizable. The Company did not have any tax provision or benefit in the three or nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $2.4 million.

13. Related party transactions

Orbital

The Company has significant influence over, but does not control, Orbital through its noncontrolling representation on Orbital's board of directors and the Company’s equity interest in Orbital. The Company and Orbital are also parties to a collaboration and license agreement and have multiple common board members.

Founders

The Company made payments of $0.4 million and $0.3 million to its three founder shareholders for scientific consulting and other expenses for the nine months ended September 31, 2023 and 2022, respectively.

Verve

The Company and Verve are parties to a collaboration and license agreement and had a common board member from August 2018 to August 2022.

As of September 30, 2023, the Company owns 546,970 shares of Verve's common stock, the value of which is included in marketable securities in the condensed consolidated balance sheet. The Company recorded the investment at fair value as of September 30, 2023, which resulted in a recognition of other expense of $3.0 million and $3.3 million for the three and nine months ended September 30, 2023, respectively. The Company recorded $10.4 million of other income and $1.4 million of other expense for the three and nine months ended September 30, 2022, respectively, related to the changes in fair value of Verve's stock. The value of this investment as of September 30, 2023 is $7.3 million.

In October 2021, the Company entered into an agreement pursuant to which Verve subleased 12,000 square feet of the Company’s existing office and laboratory space for a term of one year which began in December 2021. The Company recorded $0.3 million and $1.0 million of sublease income related to this sublease within the accompanying consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2022, respectively, as well as its proportionate costs for the landlord’s operating expense, insurance, property taxes, and utilities. As of December 31, 2022, the Verve sublease agreement had expired and as such no sublease income related to this sublease was recorded during the nine months ended September 30, 2023.

Prime Medicine

The Company and Prime are parties to a collaboration and license agreement and had a common founder and had a common board member from September 2019 to September 2022.

As of September 30, 2023, the Company owns 1,608,337 shares of Prime's common stock, the value of which is included in marketable securities in the condensed consolidated balance sheet. The Company recorded the investment at fair value as of September 30, 2023, which resulted in a recognition of other expense of $8.2 million and $14.5 million during the three and nine months ended September 30, 2023, respectively. The Company did not record any other income or expense related to the changes in fair value of Prime's common stock for the three or nine months ended September 30, 2022. The value of this investment as of September 30, 2023 is $15.3 million.

14. Subsequent Events

Strategic Restructuring

On October 19, 2023, the Company announced updated portfolio priorities and strategic plans to restructure the Company to streamline its business operations. In connection with this portfolio prioritization and strategic restructuring, the Company expects to reduce its employee headcount by approximately 100 positions, or about 20% of its workforce. The Company expects to incur one-time cash costs of approximately $6.6 million in the fourth quarter of 2023 in connection with the workforce reduction. These costs consist primarily of cash expenditures related to severance payments. The Company estimates that the workforce reduction will be substantially completed in the fourth quarter of 2023. The estimate of costs that the Company expects to incur and the timing thereof are subject to a number of assumptions and actual results may differ.

Transfer and Delegation Agreement with Eli Lilly and Company

On October 27, 2023, or the Execution Date, the Company entered into the Transfer Agreement with Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including the Company’s opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease, which consist of programs targeting PCSK9, ANGPTL3 and an undisclosed liver-mediated, cardiovascular target. In addition, Lilly acquired the right to receive any future milestone or royalty payments payable to the Company under the Verve Agreement. Under the terms of the Transfer Agreement, the Company received a $200.0 million payment and is eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events.

Additionally, on the Execution Date, the Company and Lilly also entered into the Purchase Agreement, providing for the sale and issuance of 2,004,811 shares, or the Shares, of the Company’s common stock to Lilly at a price of $24.94 per share, which was equal to a 15% premium to the volume-weighted average share price of the Company's common stock over the 30 trading days prior to the Execution Date, for an aggregate purchase price of approximately $50.0 million. The Purchase Agreement contains customary representations, warranties and covenants of each party. Pursuant to the terms of the Purchase Agreement, Lilly has agreed not to, and to cause its affiliates not to, sell or transfer any of the Shares for a period of nine months following the date of issuance of the Shares, subject to specified conditions and exceptions.

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

We are advancing our base editing technology across three disease-area portfolios: hematology, immunology/oncology and genetic diseases. We are also pursuing a suite of both clinically validated and novel delivery modalities, depending on tissue type, including both ex vivo approaches in our hematology and immunology-oncology portfolios as well as in vivo approaches across our programs. In connection with the portfolio prioritization and strategic restructuring we announced in October 2023, our near-term research and platform investments are focused on specific applications leveraging our in vivo editing capabilities in the liver targeting both rare genetic and common disorders, as well as select opportunities in hematology and immunology/oncology.

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

Hematology: Ex Vivo HSCs

Aligned with our portfolio prioritization and strategic restructuring, we intend to prioritize development of our ex vivo and in vivo sickle cell disease programs, including BEAM-101, our Engineered Stem Cell Antibody Paired Evasion, or ESCAPE, improved conditioning strategy, and in vivo delivery to hematopoietic stem cells program. We are advancing hematology base editing programs in which hematopoietic stem cells, or HSCs, are collected from a patient, edited using electroporation, a clinically validated technology for the delivery of therapeutic constructs into harvested cells, and then infused back into the patient following a myeloablative conditioning regimen, such as treatment with busulfan, the standard of care in HSC transplantation today. Once reinfused, the HSCs begin repopulating a portion of the bone marrow in a process known as engraftment. The engrafted, edited HSCs give rise to progenitor cell types with the corrected gene sequences. We plan to deploy this ex vivo approach in our BEAM-101 (sickle cell disease and beta thalassemia) and ESCAPE base editing programs.

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

BEAM-101: Recreating naturally-occurring protective mutations to activate fetal hemoglobin

BEAM-101 is a patient-specific, autologous HSC investigational therapy designed to offer a potentially best-in-class profile, incorporating base edits that are intended to mimic single nucleotide polymorphisms seen in individuals with HPFH. BEAM-101 aims to alleviate the effects of sickle cell disease or beta-thalassemia by increasing fetal hemoglobin, which is expected to increase functional hemoglobin production and, in the case of sickle cell disease, inhibit hemoglobin S polymerization. We are continuing to consent patients in our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial. The initial patients are moving in parallel through the screening, transfusion and mobilization activities required to enable treatment with BEAM-101. Under the trial protocol, treatment with BEAM-101 (in which the edited cell product is delivered in a bone marrow transplant) will occur on a sequential basis for a sentinel cohort of three patients, and then will be delivered in parallel for all subsequent patients. We anticipate that currently consented patients are sufficient to both fill the sentinel cohort and to initiate the expansion cohort of the trial. We will continue adding additional patients to the BEACON trial through the end of year and beyond, with a total target of 45 treated patients. The clinical trial is designed to initially include patients ages 18 to 35 with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with BEAM-101, patients will be assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients will also be assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, hemoglobin F levels, and quality of life assessments. We expect to dose the first clinical trial patient with BEAM-101 by the end of 2023 and plan to report data from multiple patients from the BEACON trial in 2024.

Wave 2: Improved Conditioning

In parallel with Wave 1 development, we also aim to improve the transplant conditioning regimen for sickle cell disease patients undergoing HSC transplantation, or HSCT, reducing toxicity challenges associated with HSCT standard of care. Conditioning is a critical component necessary to prepare a patient’s body to receive the ex vivo edited cells that must engraft in the patient’s bone marrow in order to be effective. However, today’s conditioning regimens rely on nonspecific chemotherapy or radiation, which are associated with significant toxicities. As a potential alternative to genotoxic conditioning regimens in HSCT, we are advancing our ESCAPE program. ESCAPE conditioning regimens could potentially be paired with BEAM-101 or BEAM-102, an alternative base editing approach for sickle cell disease, which is designed to directly correct the causative sickle mutation at position 6 of the beta globin gene by creating the naturally occurring HbG or “Makassar” variant of hemoglobin, as well as other base editing programs in hematology.

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

Genetic Diseases: In vivo LNPs

LNPs are a clinically validated technology for delivery of nucleic acid payloads to the liver. LNPs are multi-component particles that encapsulate the base editor mRNA and one or more guides and protect them from degradation while in an external environment, enabling the transient delivery of the base editor in vivo. Multiple third-party clinical trials have demonstrated the effective delivery of silencing RNA to the liver using LNPs. Because only one dose of a base editing therapy may be needed in a course of treatment, LNPs are a suitable delivery modality that we believe is unlikely to face the complications seen with chronic use of LNPs, such as those observed when delivering oligonucleotides or mRNA for gene therapy. All of the components of the LNP, as well as the mRNA encoding the base editor, are well-defined and can be manufactured synthetically, providing the opportunity for scalable manufacturing. We are currently using LNPs to advance our programs for genetic liver diseases, including alpha-1 antitrypsin deficiency, or AATD, glycogen storage disease 1a, or GSDIa, and Hepatitis B Virus, or HBV, infection. We are also advancing certain additional in vivo liver editing programs through lead optimization.

BEAM-302: In Vivo LNP liver-targeting for AATD

As part of our recently announced portfolio prioritization and strategic restructuring, we are also prioritizing our development of BEAM-302, a liver-targeting LNP formulation of base editing reagents designed to offer a one-time treatment to genetically correct the E342K point mutation (PiZZ genotype) responsible for a severe form of AATD. AATD is an inherited genetic disorder that can cause early onset emphysema and liver disease. The most severe form of AATD arises when a patient has a point mutation in both copies of the SERPINA1 gene at amino acid 342 position (E342K, also known as the PiZ mutation or the “Z” allele). This point mutation causes Alpha-1 antitrypsin, or AAT, to misfold, accumulating inside liver cells rather than being secreted, resulting in very low levels (10%-15%) of circulating AAT. As a consequence, the lung is left unprotected from neutrophil elastase, resulting in progressive, destructive changes in the lung, such as emphysema, which can result in the need for lung transplants. The mutant AAT protein also accumulates in the liver, causing liver inflammation and cirrhosis, which can ultimately cause liver failure or cancer requiring patients to undergo a liver transplant. It is estimated that approximately 60,000 individuals in the United States have two copies of the Z allele. There are currently no curative treatments for patients with AATD.

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

In November 2022, we announced BEAM-302 as a development candidate as a treatment for AATD. In September 2023, we reported preclinical data demonstrating the ability of BEAM-302 to increase levels of corrected AAT and reduce mutant PiZ AAT in multiple in vivo rodent disease models. In the first quarter of 2024, we plan to submit a regulatory application for BEAM-302 for authorization to initiate clinical trials outside of the U.S. for the program.

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

In November 2022, we announced that we had initiated IND-enabling studies for BEAM-301. In October 2023, we presented new preclinical data demonstrating the ability of BEAM-301 to directly correct the R83C mutation. These data showed that a single dose of BEAM-301 restored clinically meaningful endpoints in in vivo rodent disease models out to at least one year. In the first half of 2024, we plan to submit an IND application for BEAM-301 for authorization to initiate an initial clinical trial for the program at a select number of sites in the United States.

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

BEAM-201: Universal CD7-targeting CAR-T cells

BEAM-201 is a development candidate comprised of T cells derived from healthy donors that are simultaneously edited at TRAC, CD7, CD52 and PDCD1 and then transduced with a lentivirus encoding for an anti-CD7 chimeric antigen receptor, or CAR, that is designed to create allogeneic CD7 targeting CAR-T cells, resistant to both fratricide and immunosuppression. At the end of June 2022, we submitted an IND to the FDA for BEAM-201 for the treatment of relapsed, refractory T-ALL/T-LL, a severe disease affecting children and adults, and potentially other CD7+ malignancies. In December 2022, we received clearance from the FDA for our IND for BEAM-201. We have initiated a first-in-human Phase 1/2 clinical trial designed to evaluate the safety and efficacy of BEAM-201 in patients with relapsed/refractory T-ALL/T-LL. Multiple clinical trial sites are open for enrollment in the BEAM-201 trial and the first BEAM-201 trial patient was dosed in August 2023. Pursuant to our portfolio prioritization and strategic restructuring initiatives, we now plan to generate a focused clinical dataset for BEAM-201 solely for the treatment of T-ALL and seek potential partnership for this and other potential ex vivo CAR-T programs, including our ongoing research into creating next-generation allogeneic cell therapies with multiplex base editing. We expect to present data from the first cohort from the BEAM-201 clinical trial by the end of 2024. Key safety endpoints for the trial include treatment-emergent and treatment-related adverse events, and key efficacy endpoints include proportion of patients with complete or partial responses, proportion eligible for HSC transplant and proportion achieving minimal residual disease negative status. We believe that BEAM-201 is the first quadruple-edited, allogeneic CAR-T cell investigational therapy in clinical-stage development.

Hepatitis B Virus

HBV causes serious liver infection that can become chronic, increasing the risk of developing life-threatening health issues like cirrhosis, liver failure or liver cancer. Chronic HBV infection is characterized by the persistence of covalently closed circular DNA, or cccDNA, a unique DNA structure that forms in response to HBV infection in the nuclei of liver cells. Additionally, the HBV DNA can integrate into the human genome becoming a source of hepatitis B surface antigen, or HBsAg. While currently available treatments can manage HBV replication, they do not clear cccDNA from the infected liver cells. This inability to prevent HBV infection rebound from cccDNA is a key challenge to curing HBV. In September 2022, we presented preclinical data that demonstrated the potential of our multiplex base editors to reduce viral markers, including HBsAg expression, and prevent viral rebound of HBV in in vivo models. In October 2023, consistent with our refocused strategic priorities, we announced our decision to stop development of, and explore partnership opportunities for, our HBV program.

Stargardt disease

In alignment with our refocused strategic priorities, we have completed our research and are exploring partnership opportunities for our base editing program for Stargardt disease, a progressive macular degeneration disease.

Manufacturing

To realize the full potential of base editors as a differentiated class of medicines and to enable our parallel investment strategy in multiple delivery modalities, we are building customized and integrated capabilities across discovery, manufacturing, and preclinical and clinical development. Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we have established our own manufacturing facility, which provides us the flexibility to manufacture a variety of different product modalities. We believe this investment will maximize the value of our portfolio and capabilities, the probability of technical success of our programs, and the speed at which we can provide potentially life-long cures to patients.

We have a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The facility became operational in the first quarter of 2023, and we initiated cGMP operations in late 2023. The facility is designed to support manufacturing for our ex vivo cell therapy programs in hematology and oncology and in vivo non-viral delivery programs for liver diseases, with the capability to scale-up to support potential commercial supply. For our initial waves of clinical trials, we expect to use CMOs with relevant manufacturing experience in genetic medicines alongside our internal manufacturing capabilities.

Collaborations

We believe our collection of base editing, gene editing and delivery technologies has significant potential across a broad array of genetic diseases. To fully realize this potential, we have established and plan to continue to seek out innovative collaborations, licenses, and strategic alliances with pioneering companies and with leading academic and research institutions. Additionally, we have and intend to continue to pursue relationships that potentially allow us to accelerate our preclinical research and development efforts. We believe these relationships will allow us to aggressively pursue our vision of maximizing the potential of base editing to provide life-long cures for patients suffering from serious diseases.

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

Verve Therapeutics

In April 2019, we entered into a collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, a company focused on gene editing for cardiovascular disease treatments, and in July 2022, we and Verve amended the Verve Agreement. Under the terms of the Verve Agreement, as amended, we granted Verve exclusive worldwide licenses under certain of our editing technologies for human therapeutic applications against a total of three liver-mediated, cardiovascular disease targets, including use of our base editing technology for each of these targets and use of certain of our gene editing technology for two of such targets. In exchange, we received shares of Verve common stock. In October 2023, we entered into a transfer and delegation agreement, or the Transfer Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize each of Verve’s base editing programs for cardiovascular disease, which consist of programs targeting PCSK9, ANGPTL3 and an undisclosed liver-mediated, cardiovascular target. In addition, Lilly acquired the right to receive any future milestone or royalty payments payable to us under the Verve Agreement. Under the terms of the Transfer Agreement, we received a $200.0 million payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events. In October 2023, we also entered into a Stock Purchase Agreement, or the Purchase Agreement, with Lilly providing for the sale and issuance of 2,004,811 shares, or the Shares, of our common stock to Lilly at a price of $24.94 per share, which was equal to a 15% premium to the volume-weighted average share price of our common stock over the 30 trading days prior to the date of the Purchase Agreement, for an aggregate purchase price of approximately $50 million. The Purchase Agreement contains customary representations, warranties and covenants of each party. Pursuant to the terms of the Purchase Agreement, Lilly has agreed not to, and to cause its affiliates not to, sell or transfer any of the Shares for a period of nine months following the date of issuance of the Shares, subject to specified conditions and exceptions.

Sana Biotechnology

In October 2021, we entered into an option and license agreement, or the Sana Agreement, with Sana Biotechnology, Inc., or Sana, pursuant to which we granted Sana non-exclusive research and development and commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. Under the terms of the Sana Agreement, licensed products include certain specified allogeneic T cell and stem cell-derived products directed at specified genetic targets, with certain limited rights for Sana to add and substitute such products and targets. The Sana Agreement excludes the grant of any Beam-controlled rights to perform base editing. In January 2023, Sana announced that the FDA has cleared its IND application to initiate a first-in-human study of SC291, its CD19-targeted allogeneic CAR-T cell therapy, in patients with various B-cell malignancies. In connection with this IND clearance, Sana made an immaterial milestone payment to us under the Sana Agreement.

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

In alignment with our refocused strategic priorities, we are winding down activities under the agreement with IOB, and are exploring partnership opportunities related to Stargardt disease research conducted under the agreement.

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

We are an early-stage company, and all of our programs are at a preclinical or early clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the nine months ended September 30, 2023 and 2022 were $275.3 million and $250.7 million, respectively. As of September 30, 2023, we had an accumulated deficit of $1.3 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors, including the LNP technology we acquired through our acquisition of Guide; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the nine months ended September 30, 2023 and 2022, we recognized $61.5 million and $40.9 million of license and collaboration revenue, respectively.

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

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
License and collaboration revenue	$17,193	$15,799	$1,394
Operating expenses:
Research and development	100,050	85,287	14,763
General and administrative	25,410	21,815	3,595
Total operating expenses	125,460	107,102	18,358
Loss from operations	(108,267)	(91,303)	(16,964)
Other income (expense):
Change in fair value of derivative liabilities	4,700	(4,900)	9,600
Change in fair value of non-controlling equity investments	(11,221)	10,431	(21,652)
Change in fair value of contingent consideration liabilities	6,002	(875)	6,877
Interest and other income (expense), net	12,698	4,982	7,716
Total other income (expense)	12,179	9,638	2,541
Net loss before income taxes	(96,088)	(81,665)	(14,423)
Provision for income taxes	—	(2,410)	2,410
Loss from equity method investment	—	(25,500)	25,500
Net loss	$(96,088)	$(109,575)	$13,487

License and collaboration revenue

License and collaboration revenue was $17.2 million and $15.8 million for the three months ended September 30, 2023 and 2022, respectively. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis, Verve, and Orbital Agreements.

Research and development expenses

Research and development expenses were $100.1 million and $85.3 million for the three months ended September 30, 2023 and 2022, respectively. The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
External research and development expenses	$40,329	$33,227	$7,102
Employee related expenses	26,219	23,610	2,609
Facility and IT related expenses	17,366	14,183	3,183
Stock-based compensation expense	15,230	13,860	1,370
Other expenses	906	407	499
Total research and development expenses	$100,050	$85,287	$14,763

The increase of $14.8 million was primarily due to the following:

•
A $7.1 million increase in external research and development expenses driven by a $10.1 million increase in outsourced services, due primarily to IND-enabling studies for BEAM-302 and BEAM-301, clinical expenses for BEAM-101 and BEAM-201 and manufacturing operations for product and other research materials. Partially offsetting the rise in external research and development expenses is a decrease of $3.0 million in lab supplies partially driven by the initiation of clinical studies for BEAM-201 and the deprioritization of BEAM-102;
•
An increase of $2.6 million of employee related expenses and $3.2 million of facility and IT related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 420 at September 30, 2022 to 439 at September 30, 2023, and their related activities, as well as the expense allocated to research and development related to our leased facilities;
•
An increase of $1.4 million in stock-based compensation from additional stock options and restricted stock units granted due to the increase in the number of research and development employees and issuance of annual equity awards to existing employees; and
•
An increase in other expenses of $0.5 million, due to milestones achieved in connection with the dosing of the first patient in the BEAM-201 clinical trial during the three months ended September 30, 2023.

General and administrative expenses

General and administrative expenses were $25.4 million and $21.8 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $3.6 million was primarily due to the following:

•
An increase of $2.3 million in stock-based compensation from the issuance of annual equity awards to existing employees; and
•
An increase of $2.0 million in personnel and facility related costs due to the increase in general and administrative employees and the expense allocated to general and administrative expenses related to our leased facilities.
•
The above increases were partially offset by decreases in other expenses of $0.7 million primarily driven by lower legal and insurance expenses during the three months ended September 30, 2023.

Change in fair value of derivative liabilities

During the three months ended September 30, 2023 and 2022, we recorded $4.7 million of other income and $4.9 million of other expense, respectively, related to the change in fair value of success payment liabilities due to changes in the price of our common stock over the related periods. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of September 30, 2023 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the three months ended September 30, 2023 and 2022, we recorded $11.2 million of other expense and $10.4 million of other income, respectively, as a result of changes in the fair value of our investment in Verve and Prime common stock.

Change in fair value of contingent consideration liabilities

During the three months ended September 30, 2023 and 2022, we recorded $6.0 million of other income and $0.9 million of other expense, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $12.7 million and $5.0 million of net income for the three months ended September 30, 2023 and 2022, respectively. The change was primarily due to increases in interest income driven by increased market rates.

Provision for income taxes

We did not record any tax provision or benefit for the three months ended September 30, 2023. We recorded an income tax provision of $2.4 million for the three months ended September 30, 2022. The provision was primarily attributable to the recognition of revenue for tax purposes under the collaboration agreements with Apellis and Pfizer, which were deferred in 2021 for tax purposes as well as the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years.

Loss from equity method investment

We record our share of gains or losses from Orbital on a quarterly basis. For the three months ended September 30, 2022, we recorded a loss from equity method investment of $25.5 million in association with a basis difference attributable to Orbital’s in-process research and development with no alternative future use, which was immediately expensed as of the date of this investment. As of September 30, 2022, the investment was written down to zero. There was no gain or loss from equity method investment recognized during the nine months ended September 30, 2023 as the our investment is zero and there is no commitment to fund any losses of Orbital. See Notes 2 and 8 to our condensed consolidated financial statements for more information regarding the equity method of accounting.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
License and collaboration revenue	$61,517	$40,883	$20,634
Operating expenses:
Research and development	297,304	225,253	72,051
General and administrative	73,556	65,124	8,432
Total operating expenses	370,860	290,377	80,483
Loss from operations	(309,343)	(249,494)	(59,849)
Other income (expense):
Change in fair value of derivative liabilities	9,400	20,900	(11,500)
Change in fair value of non-controlling equity investments	(17,870)	(1,378)	(16,492)
Change in fair value of contingent consideration liabilities	7,877	(543)	8,420
Interest and other income (expense), net	34,612	7,686	26,926
Total other income (expense)	34,019	26,665	7,354
Net loss before income taxes	(275,324)	(222,829)	(52,495)
Provision for income taxes	—	(2,410)	2,410
Loss from equity method investment	—	(25,500)	25,500
Net loss	$(275,324)	$(250,739)	$(24,585)

License and collaboration revenue

License and collaboration revenue was $61.5 million and $40.9 million for the nine months ended September 30, 2023 and 2022, respectively. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis, Verve, and Orbital Agreements.

Research and development expenses

Research and development expenses were $297.3 million and $225.3 million for the nine months ended September 30, 2023 and 2022, respectively. The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
External research and development expenses	$118,048	$80,004	$38,044
Employee related expenses	81,144	64,177	16,967
Facility and IT related expenses	50,911	38,829	12,082
Stock-based compensation expense	44,973	38,581	6,392
Other expenses	2,228	3,662	(1,434)
Total research and development expenses	$297,304	$225,253	$72,051

The increase of $72.1 million was primarily due to the following:

•
A $38.0 million increase in external research and development expenses driven by a $36.6 million increase in outsourced services, due primarily to manufacturing and clinical expenses for BEAM-101 and BEAM-201, IND-enabling studies and assay development for BEAM-302 and BEAM-301, manufacturing operations and animal studies conducted to further our LNP platform. Also contributing to the rise in external research and development expenses is an increase of $1.4 million in lab supplies due to the growth in research and development employees and continued investment in platform and discovery efforts;
•
An increase of $17.0 million of employee related expenses and $12.1 million of facility and IT related costs, including depreciation. These increases were due to the growth in the number of research and development employees from 420 at September 30, 2022 to 439 at September 30, 2023, and their related activities, as well as the expense allocated to research and development related to our leased facilities; and
•
An increase of $6.4 million in stock-based compensation from additional stock options and restricted stock units granted due to the increase in the number of research and development employees and issuance of annual equity awards to existing employees.
•
The above increases were partially offset by a net decrease in other expenses of $1.4 million, primarily driven by lower sublicense expenses during the nine months ended September 30, 2023 related to our collaborations.

As a result of our portfolio prioritization and strategic restructuring, we expect our research and development expense to remain primarily unchanged over the next twelve months, as increasing costs related to continued and expected clinical-stage development of our lead product candidates are offset by decreases in spend on our preclinical research and development programs.

General and administrative expenses

General and administrative expenses were $73.6 million and $65.1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $8.4 million was primarily due to the following:

•
An increase of $7.8 million in stock-based compensation from the issuance of annual equity awards to existing employees; and
•
An increase of $5.5 million in personnel and facility related costs due to the increase in general and administrative employees and the expense allocated to general and administrative expenses related to our leased facilities.
•
The above increases were partially offset by a decrease in other expenses of $4.9 million primarily due to lower legal and insurance expense during the nine months ended September 30, 2023.

Change in fair value of derivative liabilities

During the nine months ended September 30, 2023 and 2022, we recorded $9.4 million and $20.9 million of other income, respectively, related to the change in fair value of success payment liabilities due to a decrease in the price of our common stock over the related periods. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of September 30, 2023 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the nine months ended September 30, 2023 and 2022, we recorded $17.9 million and $1.4 million of other expense, respectively, as a result of changes in the fair value of our investment in Verve and Prime common stock.

Change in fair value of contingent consideration liabilities

During the nine months ended September 30, 2023 and 2022, we recorded $7.9 million of other income and $0.5 million of other expense, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $34.6 million and $7.7 million of net income for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily due to increases in interest income driven by increased market rates.

Provision for income taxes

We did not record any tax provision or benefit for the nine months ended September 30, 2023. We recorded an income tax provision of $2.4 million for the nine months ended September 30, 2022. The provision was primarily attributable to the recognition of revenue for tax purposes under the collaboration agreements with Apellis and Pfizer, which were deferred in 2021 for tax purposes as well as the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years.

Loss from equity method investment

We record our share of gains or losses from Orbital on a quarterly basis. For the three months ended September 30, 2022, we recorded a loss from equity method investment of $25.5 million in association with a basis difference attributable to Orbital’s in-process research and development with no alternative future use, which was immediately expensed as of the date of this investment. As of September 30, 2022, the investment was written down to zero. There was no gain or loss from equity method investment recognized during the nine months ended September 30, 2023 as our investment is zero and there is no commitment to fund any losses of Orbital. See Notes 2 and 8 to our condensed consolidated financial statements for more information regarding the equity method of accounting.

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

In July 2021 and May 2023, we and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, we may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of September 30, 2023, we have sold 10,860,992 additional shares of our common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by us.

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

In October 2023, we entered into the Transfer Agreement with Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement. Pursuant to the terms of the Transfer Agreement, we received a $200.0 million payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events. In October 2023, we and Lilly also entered into the Purchase Agreement, providing for the sale and issuance of the Shares at a price of $24.94 per share, for an aggregate purchase price of approximately $50.0 million.

As of September 30, 2023, we had $1.0 billion in cash, cash equivalents, and marketable securities, which does not include the payments we received from Lilly in connection with the Transfer Agreement and Purchase Agreement.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$(284,268)	$91,718
Net cash provided by (used in) investing activities	(26,259)	(574,775)
Net cash provided by (used in) financing activities	242,735	79,578
Net change in cash, cash equivalents and restricted cash	$(67,792)	$(403,479)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $284.3 million, consisting of our net loss of $275.3 million, a decrease in deferred revenue of $60.0 million, decreases in accounts payable of $5.8 million, accrued expenses and other liabilities of $2.7 million, increases in prepaid expenses and other current assets of $10.0 million, and a decrease in operating lease liabilities totaling $7.2 million. In addition, we recorded noncash items consisting of amortization of investment premiums of $22.4 million, and decreases in the fair value of derivative liabilities of $9.4 million and the fair value of contingent consideration liabilities of $7.9 million, respectively.

These uses of cash were partially offset by noncash items consisting of stock-based compensation expense of $76.0 million, decreases in the fair value of non-controlling equity investments of $17.9 million, depreciation and amortization expense of $14.7 million and changes in operating lease right-of-use (ROU) assets of $7.1 million.

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

Investing activities

For the nine months ended September 30, 2023, cash used in investing activities consisted of purchases of property and equipment of $30.1 million, partially offset by the net maturities of marketable securities of $3.9 million.

For the nine months ended September 30, 2022, cash used in investing activities consisted primarily of the net purchases of marketable securities of $534.1 million, and purchases of property and equipment of $40.7 million.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of net proceeds from equity offerings of $236.6 million, $5.4 million of proceeds from the exercise of stock options, and $3.0 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, offset in part by repayments of equipment financing liabilities of $1.6 million and payment of equity offering costs of $0.6 million.

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted primarily of net proceeds from equity offerings of $76.4 million, $3.1 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, and $2.0 million of proceeds from the exercise of stock options, offset in part by repayments of equipment financing liabilities of $1.7 million and equity offering costs of $0.1 million.

Funding requirements

We expect our operating expenses to remain primarily unchanged over the next twelve months as a result of our portfolio prioritization and strategic restructuring, as we expect increasing costs related to continued and expected clinical-stage development of our lead product candidates to be offset by decreases in spend on our preclinical research and development.

Our future operating expenses depend on a number of factors, including the extent to which we undertake the following activities:

•
advance clinical trials of our product candidates;
•
continue our research programs and our preclinical development of product candidates from our research programs;
•
seek to identify additional research programs and additional product candidates;
•
initiate preclinical studies and clinical trials for additional product candidates we identify and develop;
•
maintain and operate a commercial-scale cGMP manufacturing facility;
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
•
add operational, financial, and management information systems and personnel, including personnel to support our product development; and
•
acquire or in-license products, intellectual property, medicines and technologies;

We expect that our cash, cash equivalents and marketable securities at September 30, 2023 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

•
the actual savings or benefits we realize from our recent portfolio prioritization and strategic restructuring;
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

We lease certain assets under noncancelable operating and finance leases. The leases relate primarily to office space and laboratory space in addition to equipment. As of September 30, 2023, aggregate future minimum commitments under these office and laboratory leases and equipment leases are $252.4 million and $0.8 million, respectively, of which $6.3 million will be payable in 2023. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

During the nine months ended September 30, 2023, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $1.0 billion, which consisted of cash, money market funds, commercial paper and corporate and government securities. Our cash and cash equivalents are primarily maintained in accounts with multiple financial institutions in the United States. At times, we may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. The extensive patent filings related to CRISPR and Cas make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our base editing platform technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our base editing platform technology and product candidates. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, or the University of California Portfolio, which contains multiple patents and pending applications directed to gene editing. The University of California portfolio includes, for example, U.S. Patent Nos. 10,266,850; 10,227,611; 10,000,772; 10,113,167; 10,301,651; 10,308,961; 10,337,029; 10,351,878; 10,407,697; 10,358,659; 10,358,658; 10,385,360; 10,400,253; 10,421,980; 10,415,061; 10,428,352; 10,443,076; 10,487,341; 10,513,712; 10,519,467; 10,526,619; 10,533,190; 10,550,407; 10,563,227; 10,570,419; 10,577,631; 10,597,680; 10,612,045; 10,626,419; 10,640,791; 10,669,560; 10,676,759; 10,752,920; 10,774,344; 10,793,878; 10,900,054; 10,982,230; 10,982,231; 10,988,780; 10,988,782; 11,001,863; 11,008,589; 11,008,590; 11,028,412; 11,186,849; 11,242,543; 11,274,318; 11,293,034; 11,332,761; 11,401,532~~,~~;11,473,108; 11,479,794; 11,549,127; 11,634,730; 11,674,159, which are expected to expire around March 2033, excluding any additional term for patent term adjustment, or PTA, or patent term extension, or PTE, and any disclaimed term for terminal disclaimers. The University of California portfolio also includes numerous additional pending patent applications. If these patent applications issue as patents, they are expected to expire around March 2033, excluding any PTA, PTE, and any disclaimed term for terminal disclaimers. As discussed above, certain applications in the University of California Portfolio are currently subject to U.S. Interference No. 106,115 with certain U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties to which we have an option under the Editas License Agreement. Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain members of the University of California Portfolio are being opposed in Europe by multiple parties. For example, the EPO Opposition Division has initiated opposition proceedings against European Patent Nos. EP2,800,811 B1, and EP3,241,902 B1and EP3,401,400 B1, which are estimated to expire in March 2033 (excluding any patent term adjustments or extensions).

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

While we have built a manufacturing facility designed to support manufacturing for our ex vivo cell therapy programs in hematology and oncology and in vivo non-viral delivery programs for liver diseases in Research Triangle Park, North Carolina, we cannot be certain that we will be able to maintain cGMP compliance, expand our internal manufacturing capacity, or meet the planned manufacturing needs of our programs.

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

For example, we rely on various CROs to obtain non-human primates, or NHPs, for use in preclinical development work, including for BEAM-301 and BEAM-302. In February 2023, Charles River Laboratories, or Charles River, one of our primary suppliers of NHPs, announced it received a subpoena from the United States Department of Justice with respect to its importation of NHPs from Cambodia. Charles River further announced that it has voluntarily suspended NHP shipments from Cambodia at this time. While we believe we currently have access to a supply of NHPs adequate for conducting our IND-enabling studies for BEAM-301 and BEAM-302, such supply may nevertheless be adversely affected by supply chain limitations. If we are unable to secure adequate supply of NHPs from Charles River or other CROs, or the shortage of NHPs causes the price of NHPs to rise substantially, certain of our preclinical development efforts will be delayed, and the cost of conducting discovery projects and preclinical development activities may substantially increase. Such delays or cost increases could materially adversely affect our discovery and preclinical development activities and our business.

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

While we have recently taken steps to decrease our operating expenses, particularly with respect to research and development activities, these expenses have increased substantially in the past and may increase again as we expand clinical trials of, and seek marketing approval for, product candidates. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We have recently delayed, reduced and eliminated certain research and product development programs to support potential near-term value drivers and long-term growth. If in the future we are unable to raise capital when needed or on attractive terms, we may again be forced to delay, reduce, or eliminate programs or curtail commercialization efforts.

As of September 30, 2023 our cash, cash equivalents, and marketable securities were $1.0 billion. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

Because we have limited financial, scientific and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, in October 2023, we implemented a strategic restructuring to prioritize development of our ex vivo and in vivo sickle cell disease programs, including BEAM-101, our ESCAPE conditioning strategy, and in vivo delivery to hematopoietic stem cells program, as well as our in vivo base editor BEAM-302 in development for the treatment of alpha-1 antitrypsin deficiency. We also announced plans to explore partnership opportunities for continued development of select programs, including BEAM-201 and other potential ex vivo CAR-T therapies. While we may identify new collaboration partners who can progress some of these programs, we may not be successful in doing so in a timely manner, on acceptable terms or at all. We may otherwise fail to raise sufficient additional capital in order to progress these programs ourselves or we may determine, for internal resource allocation purposes or for other reasons, to abandon development of these programs. As a result, we could miss valuable opportunities to capitalize on the potential of the programs. We may also allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration or that does not prove to have viable commercial opportunities. Any failure to use our financial and human resources efficiently could harm our business and operations.

If we fail to achieve the cost savings and benefits expected of our portfolio prioritization and strategic restructuring, our business prospects and our financial condition may be adversely affected. Further, the prioritization and restructuring could result in disruptions to our business.

In October 2023, we announced a portfolio prioritization and strategic restructuring intended to support potential near-term value drivers and long-term growth. The actual savings or benefits from the prioritization and restructuring may be less than expected or substantially less than expected. The restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency. In addition, internal prioritization and restructuring can require a significant amount of time and focus from management and other employees, which may divert attention from operations. Further, the prioritization and restructuring may result in unexpected expenses or liabilities and/or write-offs. If the prioritization and restructuring fails to achieve some or all of the expected cost-savings and benefits, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.

Our future success depends on our ability to retain our Chief Executive Officer, President and other key executives and to attract, retain, and motivate qualified personnel.

We are highly dependent on John Evans, our Chief Executive Officer, and Dr. Giuseppe Ciaramella, our President, as well as the other principal members of our management and scientific teams. Mr. Evans, Dr. Ciaramella and such other principal members are employed “at will,” meaning we or they may terminate their employment at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development, and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing, and sales and marketing personnel will also be critical to our success. Our recently announced portfolio prioritization and strategic restructuring will result in the loss of personnel with deep institutional or technical knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers and partners due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. Furthermore, these personnel changes may increase our dependency on the other members of our leadership team and other employees that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive and, to the extent we experience additional turnover, competition for top talent is high such that we may be delayed in identifying and hiring candidates that meet our requirements. Our competitors may seek to use these transitions and the related potential disruptions to gain a competitive advantage over us. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. Additionally, this shortage of highly qualified personnel is particularly acute in the area where we are located.

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

BEAM THERAPEUTICS INC.

Date: November 8, 2023	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

Date: November 8, 2023	By:	/s/ Terry-Ann Burrell
Terry-Ann Burrell
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)