Form 10-K
period 2023-12-31
Beam Therapeutics Inc.
filed 2024-02-27
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2.11 billion, based on the closing price of the registrant’s common stock on Nasdaq on June 30, 2023, the last business day of the registrant’s most recently completed second quarter.

The number of shares of registrant’s common stock outstanding as of February 20, 2024 was 81,657,714.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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
•
our expectations regarding the initiation, timing, progress and results of our clinical trials, including our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial, and our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-201 for the treatment of relapsed, refractory T-cell acute lymphoblastic leukemia/T cell lymphoblastic lymphoma, and our anticipated trial to assess the safety and efficacy of BEAM-302 for the treatment of Alpha-1 Antitrypsin Deficiency;
•
our expectations regarding the initiation, timing, progress and results of our research and development programs and preclinical studies, including our expectations that we will submit a regulatory application for BEAM-301 in the first half of 2024;
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
•
our expectations regarding the strategic and other potential benefits of our acquisition of any additional technologies;
•
our ability to achieve the expected benefits of our portfolio prioritization and strategic restructuring and our estimates related to the costs and timing of implementing such initiatives;
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
•
We are early in our development efforts. Our product candidates are still in preclinical development or early clinical development and it will be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates to and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
If we experience delays or difficulties in the enrollment or treatment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
•
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
•
We plan to conduct clinical trials at sites outside the United States. The U.S. Food and Drug Administration, or the FDA, may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.
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
•
We contract with third parties for the manufacture and supply of materials for our research programs, preclinical studies and clinical trial and expect to continue to do so for at least a portion of our future research programs, preclinical studies, and clinical trials and for commercialization of any product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
•
Because we are developing product candidates in the field of genetics medicines, a field that includes gene therapy and gene editing, in which there is little clinical experience, there is increased risk that the FDA, the European Medicines

Agency or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze.
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

PART I

Item 1. Business.

Overview

We are a biotechnology company committed to establishing the leading, fully integrated platform for precision genetic medicines. Our vision is to provide life-long cures to patients suffering from serious diseases. To achieve this vision, we have assembled a platform that includes a suite of gene editing and delivery technologies as well as internal manufacturing capabilities.

Our suite of gene editing technologies is anchored by our proprietary base editing technology, which potentially enables a differentiated class of precision genetic medicines that target a single base in the genome without making a double-stranded break in the DNA. This approach uses a chemical reaction designed to create precise, predictable and efficient genetic outcomes at the targeted sequence. Our proprietary base editors have two principal components: (i) a clustered regularly interspaced short palindromic repeats, or CRISPR, protein, bound to a guide RNA, that leverages the established DNA-targeting ability of CRISPR, but is modified to not cause a double-stranded break, and (ii) a base editing enzyme, such as a deaminase, which carries out the desired chemical modification of the target DNA base. We believe this design contributes to a more precise and efficient edit compared to traditional gene editing methods, with the potential to dramatically increase the impact of gene editing. We are also pursuing a suite of delivery modalities, including both ex vivo and in vivo approaches, depending on tissue type. The elegance of the base editing approach, combined with a tissue specific delivery modality, provides the basis for a targeted, efficient, precise, and highly versatile gene editing system that is designed to be capable of gene correction, gene silencing, gene activation, gene modification, and/or multiplex editing of several genes simultaneously.

Our goal is to advance a broad, diversified portfolio of base editing programs against distinct, genetically validated editing targets, as well as an innovative, platform business model that will expand the reach of our programs to more patients. Overall, we are seeking to build the leading integrated platform for precision genetic medicine, which may have broad therapeutic applicability and the potential to transform the field of precision genetic medicines.

We are currently prioritizing the lead programs in our hematology and genetic disease portfolios, each of which have the potential to provide differentiated therapies for significant patient populations with high unmet medical need:

•
BEAM-101 is a patient-specific, autologous hematopoietic stem cell, or HSC, investigational therapy designed to offer a potentially best-in-class profile, incorporating base edits that are intended to alleviate the effects of sickle cell disease or beta-thalassemia by increasing fetal hemoglobin, which is expected to increase functional hemoglobin production and, in the case of sickle cell disease, inhibit hemoglobin S polymerization. In January 2024, we announced that the first patient in our Phase 1/2 BEACON trial, has been dosed and successfully achieved engraftment. We expect to dose the remaining two patients in the sentinel cohort and initiate dosing in patients in the expansion cohort of the BEACON trial in the first half of 2024, and we plan to report initial data from multiple patients from the trial in the second half of 2024.
•
BEAM-302 is a liver-targeting lipid nanoparticle, or LNP, formulation of base editing reagents designed to offer a one-time treatment to correct the E342K point mutation (PiZZ genotype), which is most commonly responsible for severe alpha-1 antitrypsin deficiency, or AATD. AATD is an inherited genetic disorder that can cause early onset emphysema and liver disease. In January 2024, we announced that we have submitted a clinical trial application, or CTA, for BEAM-302, and, assuming CTA acceptance, we plan to initiate a clinical trial to assess the safety and efficacy of BEAM-302 at trial sites located outside of the U.S. in the first half of 2024.

We are also continuing to advance our other hematology, genetic diseases and immunology/oncology programs:

•
Engineered Stem Cell Antibody Paired Evasion, or ESCAPE, is a potentially non-genotoxic approach to HSC transplantation, or HSCT, which combines antibody-based conditioning with multiplex gene edited HSCs. We are leveraging our base-editing capabilities to develop our ESCAPE program and anticipate initiating Phase 1-enabling preclinical studies to evaluate the ESCAPE program in sickle cell disease in 2024.
•
BEAM-301 is a liver-targeting LNP formulation of base editing reagents designed to correct the R83C mutation, the most prevalent disease-causing mutation for, and the mutation which results in the most severe form of, glycogen storage disease type 1a, or GSD1a. In the first half of 2024, we plan to submit an investigational new drug, or IND, application, to evaluate BEAM-301 for the treatment of GSD1a at a select number of trial sites in the United States.
•
BEAM-201 is an anti-CD7 CAR-T product candidate that is multiplex edited with a goal of achieving resistance to fratricide and immunosuppression. We have initiated a Phase 1/2 clinical trial to evaluate the safety and efficacy of BEAM-201 for the treatment of relapsed/refractory T-cell acute lymphoblastic leukemia/T-cell lymphoblastic lymphoma, or T-ALL/T-LL. We are continuing enrollment in the Phase 1/2 clinical trial and expect to report an initial clinical dataset for BEAM-201 in the second half of 2024.

Limitations of nuclease editing

Gene editing works by disrupting, inserting, or modifying genes in the natural context of the genome. Most established gene editing methods rely on a class of enzymes, called nucleases, to make a double-stranded break in the DNA at a targeted location. Nuclease editors have several significant limitations.

First, there is a lack of predictability in genetic outcomes when altering gene sequences with nucleases. Nuclease editors can be effective if the desired outcome is to knock out or switch off the whole gene, but do not allow for precise control of the specific genetic outcome at the target site and its effects may vary from individual to individual.

Second, there are potential toxicities associated with double-stranded breaks, such as activating the cell death response and/or genomic instability. In addition, if the double-stranded break occurs in the wrong place, the break can also lead to unwanted gene disruptions. Multiple edits using double-stranded breaks can compound this issue and lead to large-scale genomic translocations and rearrangements, potentially limiting the applicability of nuclease-based approaches in multiplex editing.

Third, while gene disruption with nucleases is efficient, making specific sequence changes to correct or modify genes remains largely inefficient. It also requires the simultaneous delivery of an additional DNA template containing the desired, corrected gene sequence, which needs to be positioned at the precise location where the double-stranded break has occurred. The requirement of an additional DNA template significantly increases the complexity of delivery.

Finally, nuclease editing does not allow for the correction of genes in non-dividing cells, further limiting their applications, given that the majority of cells in the adult body are non-dividing.

Base editors: A potential differentiated class of gene editors

Our base editing technology is a differentiated therapeutic approach to gene editing, potentially capable of altering the human genome at the foundational level of genetic information – a single base – without making a double-stranded break in the DNA. The elegance and simplicity of this approach can be thought of as a “pencil,” where the error is erased and the correct letter is written.

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
•
Multiple applications, including gene correction, gene silencing, gene activation, gene modification and/or multiplex editing of several genes simultaneously
•
Preservation of natural regulation and a normal number of copies of the gene in the cell by modification of genes in their native genomic setting; and
•
A versatile and modular product engine that can target a different gene sequence with the same base editor and a different guide RNA.

Our base editing technology

Our proprietary DNA base editors have two principal components that may be fused together or incorporated into one another to form a single protein. The first component is a CRISPR associated protein. These proteins have been adapted and engineered to target specific genomic locations in human cells. The targeting ability of the CRISPR protein has been preserved, but the cutting ability has been modified such that the CRISPR protein does not make a double-stranded break in the DNA. The second component of our base editors is a human deaminase, a class of naturally occurring enzymes. Our Cytosine Base Editors, or CBEs, and our Adenine Base Editors, or ABEs, each use a different, engineered deaminase, which we have designed to act only on single-stranded DNA. The deaminase makes a predictable chemical modification, called deamination, of the amine group on either adenine (A) or cytosine (C) bases.

The deaminase in a CBE will convert an amine group of C, resulting in the formation of uracil (U), which is read by the DNA polymerase as a thymine (T) base. Once this strand has been edited, the intermediate DNA consists of an edited strand, containing a U at the target locus, and an unedited strand with a guanine (G) base. The U:G is a mismatch and in order to preserve the edit, we modify the CRISPR to cleave the unedited single strand of the DNA, referred to as nicking. Nicking is intended to increase the efficiency of editing by inducing the cell to use the newly edited strand, and not the unedited strand, as the template for repair, resulting in a U:A pair with minimal translocations. Upon DNA repair or replication, the U is read as a T, resulting in a T:A pair, thereby completing the permanent conversion of a C:G base pair to a T:A base pair. Analogously, when an ABE is used instead of a CBE, the conversion of an amine group of A results in the formation of inosine, which is read by the DNA polymerase as a G, which subsequently leads to an A-to-G change. As a result, an A:T pair is converted to a G:C pair. Because the DNA is double-stranded, by targeting the non-coding strand, we can also convert a T:A pair to a C:G and a G:C pair to a A:T pair in the coding strand.

The modular and individual components of our base editors have the potential to be customized for specific diseases, potentially allowing us to create new programs with significant efficiencies in development. For instance, by changing the guide RNA and/or CRISPR protein, we can retarget base editors to different genomic locations based on their gene sequences. By changing the deaminase, we can retarget which base is edited (e.g., C or A). As a result, we believe our base editing technology is highly versatile, efficient, and scalable for the discovery of new drug candidates in the future.

Our base editing platform

We believe the unique advantages of base editing – single base editing precision, predictable editing outcome, high editing efficiency, and the avoidance of double-stranded breaks – make it a compelling approach for a wide range of therapeutic applications. This includes gene correction, gene modification, gene silencing and gene activation, as well as multiplex editing of several genes simultaneously.

To complement our next-generation gene editing technologies, we are also making significant investments in a suite of delivery technologies designed to deliver gene editing or other nucleic acid payloads to the right cells and enable potentially curative therapy. These delivery technologies include ex vivo modalities, such as electroporation, as well as in vivo modalities, such as LNPs. In our pipeline, we have initially focused on applications of these technologies where their delivery capabilities have already been clinically-validated by third parties, such as ex vivo editing of blood stem cells and LNP delivery to the liver. Longer term, we are also investing in more innovative delivery options, including through our collaboration with Orbital Therapeutics, Inc., or Orbital, which is focused on next-generation mRNA and non-viral delivery technology. We have also developed critical enabling capabilities such as mRNA manufacturing and cell processing for autologous and allogeneic cell therapy.

Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we have also established a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The facility, which initiated cGMP operations in late 2023, is designed to support manufacturing for our ex vivo cell therapy programs in hematology and our in vivo non-viral delivery programs for liver and liver-mediated diseases, with the capability to scale-up to support potential commercial supply. For our initial clinical trials, we expect to rely primarily on our internal manufacturing capabilities, along with CMOs with relevant manufacturing experience in genetic medicines. We believe this investment will maximize the value of our portfolio and capabilities, the probability of technical success of our programs, and the speed at which we can provide potentially life-long cures to patients.

In summary, we believe that building an integrated platform combining our gene editing capabilities with advanced delivery and manufacturing capabilities will give us the flexibility to develop a sustainable portfolio, featuring rapid development of new programs and lifecycle improvements in our core programs.

In addition to our internal pipeline, the breadth and depth of our integrated technology platform gives us the opportunity to create a hub for partnering with other companies, which is an important part of our business model. We believe this model will help us to unlock the full potential of precision genetic medicine across a wider array of possible applications, including many outside our core areas of focus.

Our overall goal with these platform activities is to continue expanding our access to the technologies and teams in genetic medicine that will maximize our long-term value creation and impact on patients.

Our base editing portfolio

We plan to advance multiple programs through clinical development in parallel, with each one potentially capable of delivering proof-of-concept in Phase 1 clinical trials in genetically defined patient populations and potentially reaching approval on an accelerated pathway. Our lead programs are focused on sickle cell disease and AATD, and we are also advancing programs in other genetic diseases, as well as immunology/oncology.

The following table summarizes the status of our primary programs:

Hematology

We are advancing hematology base editing programs in which HSCs are collected from a patient, edited using electroporation, a clinically validated technology for the delivery of therapeutic constructs into harvested cells, and then infused back into the patient following a myeloablative conditioning regimen, such as treatment with busulfan, the standard of care in HSC transplantation today. Once reinfused, the HSCs begin repopulating a portion of the bone marrow in a process known as engraftment. The engrafted, edited HSCs give rise to progenitor cell types with the corrected gene sequences. We are deploying this ex vivo approach in our BEAM-101 and ESCAPE base editing programs.

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

We are pursuing a long-term, staged development strategy for our base editing approach to treat hematological diseases that consists of advancing our lead ex vivo program, BEAM-101, in Wave 1, improving patient conditioning regimens in Wave 2, and enabling in vivo base editing with delivery directly into HSCs of patients via LNPs in Wave 3. We believe this suite of technologies – base editing, improved conditioning and in vivo delivery for editing HSCs – can maximize the potential applicability of our sickle cell disease programs to patients as well as create a platform for the treatment of many other severe genetic blood disorders.

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

In January 2024, we announced that the first patient in our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial, has been dosed and successfully achieved engraftment. The BEACON trial is expected to include an initial “sentinel” cohort of three patients, treated one at a time to confirm successful engraftment, followed by dosing in up to a total of 45 patients. The clinical trial is designed to initially include patients ages 18 to 35 with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with BEAM-101, patients will be assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients will also be assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, hemoglobin F levels, and quality of life assessments. We expect to dose the remaining two patients in the sentinel cohort and initiate dosing in patients in the expansion cohort of the BEACON trial in the first half of 2024, and we plan to report initial data from multiple patients from the BEACON trial in the second half of 2024.

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

Wave 2: Non-genotoxic Conditioning

In parallel with Wave 1 development, we also aim to improve the transplant conditioning regimen for patients undergoing HSCT, reducing toxicity challenges associated with HSCT standard of care. Conditioning is a critical component necessary to prepare a patient’s body to receive the ex vivo edited cells that must engraft in the patient’s bone marrow in order to be effective. However, today’s conditioning regimens rely on nonspecific chemotherapy or radiation, which are associated with significant toxicities. As a potential alternative to genotoxic conditioning regimens in HSCT, we are advancing our ESCAPE program. ESCAPE aims to avoid toxicity challenges associated with currently available conditioning regimens for patients with sickle cell disease and beta-thalassemia ahead of autologous HSCT, by combining antibody-based conditioning with multiplex gene edited HSCs. ESCAPE may also have applications in other diseases of the blood and immune system where HSCT could deliver potential benefits but has been limited by toxicities associated with current standard of care conditioning regimens.

In December 2022, we presented preclinical data at the 2022 American Society of Hematology Annual Meeting and Exposition, or ASH, on our ESCAPE program. Our ESCAPE sickle cell disease program consists of multiplex base edited HSCs that include a therapeutic edit for sickle cell disease at the HGB1/2 gene and an additional edit at CD117. Findings presented at ASH included the first in vivo preclinical data for the ESCAPE program, which builds upon data shared earlier in 2022 demonstrating that ESCAPE antibodies bound to wild-type CD117 and blocked binding of its ligand in mice. In addition, we observed depletion of unedited cells and enrichment of edited cells in mice dosed with ESCAPE antibodies.

We have made significant investments in our ESCAPE platform and we anticipate initiating Phase 1-enabling preclinical studies for the ESCAPE sickle cell disease program in 2024.

Wave 3: In Vivo Base Editing via HSC-targeted LNPs

We are also exploring the potential for in vivo base editing programs for sickle cell disease, in which base editors would be delivered to the patient through an infusion of LNPs targeted to HSCs, eliminating the need for transplantation altogether. This approach could provide a more accessible option for patients, particularly in regions where ex vivo treatment is challenging. In preclinical studies, we achieved in vivo validation of our most potent HSC-directed LNP, demonstrating:

•
durable, dose-dependent mRNA transfection in HSCs, resulting in fluorescent reporter expression in more than 40% of cells, maintained out to 16 weeks post-delivery;
•
efficient transfection of human CD34+ cells in vitro; and
•
efficient transfection of nearly 20% of CD34+ HSCs in humanized mice and NHPs at a dose of 1.0 mg/kg.

Genetic Diseases

LNPs are a clinically validated technology for delivery of nucleic acid payloads to the liver. LNPs are multi-component particles that encapsulate the base editor mRNA and one or more guides and protect them from degradation while in an external environment, enabling the transient delivery of the base editor in vivo. Because only one dose of a base editing therapy may be needed in a course of treatment, LNPs are a suitable delivery modality that we believe is unlikely to face the complications seen with chronic use of LNPs, such as those observed when delivering oligonucleotides or mRNA for gene therapy. All of the components of the LNP, as well as the mRNA encoding the base editor, are well-defined and can be manufactured synthetically, providing the opportunity for scalable manufacturing. We are currently using LNPs to advance BEAM-302 and BEAM-301.

BEAM-302: In Vivo LNP liver-targeting for AATD

BEAM-302 is a liver-targeting LNP formulation of base editing reagents designed to offer a one-time treatment to correct the E342K point mutation (PiZZ genotype) predominantly responsible for the severe form of AATD. AATD is an inherited genetic disorder that can cause early onset emphysema and liver disease. The most severe form of AATD arises when a patient has a point mutation in both copies of the SERPINA1 gene at amino acid 342 position (E342K, also known as the PiZ mutation or the “Z” allele). This point mutation causes Alpha-1 antitrypsin, or AAT, to misfold, accumulating inside liver cells rather than being secreted, resulting in very low levels (10%-15%) of circulating AAT. In addition to resulting in lower levels, the PiZ AAT protein variant is also less enzymatically effective compared to wildtype AAT protein. CAs a consequence, the lung is left unprotected from neutrophil elastase, resulting in progressive, destructive changes in the lung, such as emphysema, which can result in the need for lung transplants. The mutant AAT protein also accumulates in the liver, causing liver inflammation and cirrhosis, which can ultimately cause liver failure or cancer requiring patients to undergo a liver transplant. It is estimated that approximately 100,000 individuals in the United States have two copies of the Z allele. There are currently no curative treatments for patients with AATD.

With the high efficiency and precision of our base editors, we aim to utilize our ABEs to precisely correct the E342K point mutation and restore the production of functional AAT protein. In 2020, we demonstrated the ability of base editors to directly correct the mutation causing AATD, providing both in vitro and in vivo preclinical proof-of-concept for base editing to correct this disease. In January 2024, we announced that we have submitted a CTA for BEAM-302, and, assuming CTA acceptance, we plan to initiate a Phase 1/2 clinical trial to assess the safety and efficacy of BEAM-302 at trial sites located outside of the U.S. in the first half of 2024.

BEAM-301: In Vivo LNP liver-targeting for GSD1a

BEAM-301 is a liver-targeting LNP formulation of base editing reagents designed to correct the R83C mutation, the most prevalent disease-causing mutation for, and the mutation which results in the most severe form of, GSD1a. GSD1a is an autosomal recessive disorder caused by mutations in the G6PC gene that disrupts a key enzyme, G6Pase, critical for maintaining glucose homeostasis. Inhibition of G6Pase activity results in low fasting blood glucose levels that can result in seizures and be fatal. Patients with this mutation typically require ongoing corn starch administration, without which they may enter into hypoglycemic shock within one to three hours.

Our approach to treating patients with GSD1a is to apply base editing via LNP delivery to repair the two most prevalent mutations that cause the disease, R83C and Q347X. It is estimated that these two point mutations account for 300 and 500 patients, respectively, in the United States.

In October 2023, we presented new preclinical data demonstrating the ability of BEAM-301 to directly correct the R83C mutation. These data showed that a single dose of BEAM-301 restored clinically meaningful endpoints in in vivo rodent disease models out to at least one year. In the first half of 2024, we plan to submit an IND application to evaluate BEAM-301 for the treatment of GSD1a at a select number of trial sites in the United States.

Immunology/Oncology

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

BEAM-201: Universal CD7-targeting CAR-T cells

BEAM-201 is a development candidate comprised of T cells derived from healthy donors that are simultaneously edited at TRAC, CD7, CD52 and PDCD1 and then transduced with a lentivirus encoding for an anti-CD7 CAR that is designed to create allogeneic CD7 targeting CAR-T cells, resistant to both fratricide and immunosuppression. We have dosed the first patient in a first-in-human Phase 1/2 clinical trial designed to evaluate the safety and efficacy of BEAM-201 in patients with relapsed/refractory T-ALL/T-LL. Key safety endpoints for the trial include treatment-emergent and treatment-related adverse events, and key efficacy endpoints include proportion of patients with complete or partial responses, proportion eligible for HSC transplant and proportion achieving minimal residual disease negative status. We are continuing enrollment in the Phase 1/2 clinical trial and expect to report an initial clinical dataset for BEAM-201 in the second half of 2024 and to seek potential partnership for this and other potential ex vivo CAR-T programs, including our ongoing research into creating next-generation allogeneic cell therapies with multiplex base editing.

Our portfolio of precision gene editing technologies

We have licensed a portfolio of three additional complementary gene editing technologies – prime editing, Cas12b nuclease editing and RNA base editing– for certain fields. Combined with base editing, we have assembled a broad and versatile portfolio of next generation gene editing technologies for the potential treatment of many severe diseases.

We have a license to prime editing from Prime Medicine, Inc. Prime editing may be able to achieve the rewriting of short sequences of DNA at a target location. Prime editing utilizes a CRISPR protein to target a mutation site in DNA and to nick a single strand of the target DNA. The guide RNA allows the CRISPR protein to recognize a DNA sequence that is complementary to the guide RNA and also carries a primer for reverse transcription and a replacement template. The reverse transcriptase copies the template sequence in the nicked site, installing the edit. As with base editing, prime editing does not cause double-stranded breaks in the target DNA, resulting in lower insertion and deletion rates than gene editing technologies that rely on double stranded breaks.

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

We also have a license agreement with The Broad Institute, Inc., or Broad Institute, that gives us access to the Cas12b nuclease family, which allows us to make “cut” edits, which may be appropriate for some applications that require a double stranded break, or to use the general gene targeting ability of Cas12b for other gene editing applications.

Our Broad Institute license also gives us access to RNA base editing technology, a two-part modular system using an RNA-directed CRISPR protein for targeting RNA strands and a deaminase for editing. This CRISPR protein, known as Cas13, is modified so that it cannot break the RNA strand, and is fused to a deaminase capable of making a single base edit at a specific target location within the RNA strand.

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

In October 2023, we entered into a transfer and delegation agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize each of Verve’s base editing programs for cardiovascular disease, which consist of programs targeting PCSK9, ANGPTL3 and an undisclosed liver-mediated, cardiovascular target. In addition, Lilly acquired the right to receive any future milestone or royalty payments payable to us under the Verve Agreement. Under the terms of the Lilly Agreement, we received a $200.0 million payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events. In October 2023, we also entered into a Stock Purchase Agreement, or the Purchase Agreement, with Lilly providing for the sale and issuance of 2,004,811 shares, or the Shares, of our common stock to Lilly at a price of $24.94 per share, which was equal to a 15% premium to the volume-weighted average share price of our common stock over the 30 trading days prior to the date of the Purchase Agreement, for an aggregate purchase price of approximately $50 million. The Purchase Agreement contains customary representations, warranties and covenants of each party.

Sana Biotechnology

In October 2021, we entered into an option and license agreement, or the Sana Agreement, with Sana Biotechnology, Inc., or Sana, pursuant to which we granted Sana non-exclusive research and development and commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. Under the terms of the Sana Agreement, licensed products include certain specified allogeneic T cell and stem cell-derived products directed at specified genetic targets, with certain limited rights for Sana to add and substitute such products and targets. The Sana Agreement excludes the grant of any Beam-controlled rights to perform base editing. In 2023, Sana initiated a Phase 1 clinical trial of SC291, its CD19-targeted allogeneic CAR-T cell therapy, in patients with various B-cell malignancies. In November 2023, Sana announced that the FDA cleared its IND application to initiate a first-in-human trial of SC291, in patients with various B-cell mediated autoimmune diseases. In January 2024, Sana announced that the FDA cleared its IND application to initiate a first-in-human trial of SC262, its CD22-directed allogeneic CAR-T cell therapy, in patients with relapsed or refractory B-cell malignancies. In connection with each of the foregoing events, Sana made immaterial milestone payments to us under the Sana Agreement.

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

Competition

The pharmaceutical and biotechnology industries, including the genetic medicines field, are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property. While we believe that our differentiated technology, scientific expertise, and intellectual property position provide us with competitive advantages, we face potential competition from a variety of companies in these fields. Within these industries, we will compete with existing large pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies.

There are several other companies utilizing CRISPR/Cas9 nuclease technology, including Caribou Biosciences, Editas Medicine, CRISPR Therapeutics, Intellia Therapeutics, Arbor Biotechnologies and Metagenomi. Several additional companies utilize other nuclease-based gene editing technologies, including other Cas nucleases, Zinc Fingers, Arcuses, and TAL Nucleases, including Sangamo Biosciences, Precision BioSciences, bluebird bio, Allogene Therapeutics, Mammoth Biosciences and Cellectis. Additionally, other gene editing modalities are emerging, including from Prime Medicine, Tessera Therapeutics, Scribe Therapeutics, Tome Biosciences, Life Edit (an ElevateBio company), PerkinElmer (formerly Horizon Discovery) and Intellia Therapeutics. PerkinElmer, Metagenomi, Revvity, and Intellia Therapeutics are developing base editing technology and Tessera Therapeutics is utilizing mobile genetic elements for gene editing. In addition, we face competition from companies utilizing various genetic medicines, epigenetic modulation, oligonucleotide, and CAR-T therapeutic approaches, among others.

Within the disease areas that we focus on, we are also aware of competing companies that have approved therapies, those with therapies in development, and others that may emerge in the future. For hemoglobinopathies, these companies include Global Blood Therapeutics (part of Pfizer), CRISPR Therapeutics, Vertex Pharmaceuticals, bluebird bio, Novartis Pharmaceuticals, Editas Medicine, Kamau Therapeutics, Fulcrum Therapeutics, and Agios Pharmaceuticals. For T-cell malignancies, these include iCell Gene Therapeutics, PersonGen and Wugen. More broadly in the immuno-oncology cell therapy space, these include Allogene Therapeutics, Cellectis, CRISPR Therapeutics, Adicet Bio, Bristol Myers Squibb, Fate Therapeutics, Gilead Sciences, Novartis Pharmaceuticals, Poseida Therapeutics, Legend Biotech and Autolus Therapeutics. For our liver targeted therapies, these include Intellia Therapeutics, Editas Medicines, CRISPR Therapeutics, Wave Life Sciences, Moderna, Korro Bio, Arrowhead Pharmaceuticals, Dicerna Pharmaceuticals, Ultragenyx, Arrowhead Pharmaceuticals, LogicBio Therapeutics, Generation Bio and Vertex.

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
•
Multiplex base editing in immune cells ex vivo
•
Methods for evaluating base editing specificity
•
Therapeutic methods
•
Delivery modality

We also have an option to license patents and patent applications relating to CRISPR/Cas9 systems. We intend to continue to pursue, when possible, additional patent protection, including composition of matter, method of use, and process claims, directed to each component of our platform technology and the programs in our portfolio. As of December 31, 2023, our wholly-owned patent portfolio consisted of five issued U.S. patents, and six issued patents in jurisdictions outside the United States. We also have approximately 387 pending patent applications, including PCT applications, provisional patent applications and counterparts to the foregoing U.S. and foreign patents. In addition, Beam co-owns one issued U.S. patent and 26 pending patent applications between the Broad Institute, Inc., UCL Business, Ltd., and Apellis Pharmaceuticals, Inc. The patents and patent applications outside of the United States were filed in numerous jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Singapore and South Africa. Many of our owned patents and patent applications are related to our DNA base editing technology, including claims to base editor variants with enhanced activities or novel properties, methods of using such base editors, methods of using such base editors for therapeutic indications, multiplex base editing in immune cells ex vivo, guide RNAs that target base editors to therapeutically relevant DNA sequences, and methods for evaluating base editing specificity. Certain of our owned patents and patent applications are related to viral and non-viral delivery technologies. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patents would be expected to expire between 2039 and 2044, excluding any additional term for patent term adjustments or patent term extensions.

As of December 31, 2023, our in-licensed patent portfolio consisted of approximately 45 issued U.S. patents, and approximately 145 issued patents in jurisdictions outside the United States. We also have approximately 274 pending patent applications, including PCT applications, provisional patent applications and counterparts to the foregoing U.S. and foreign patents. The patents and patent applications outside of the United States were filed in numerous jurisdictions, including Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, New Zealand, Russia and Singapore. The patents and applications from our in-licensed portfolio for DNA base editing include claims to novel base editors, claims to engineered deaminase enzymes (e.g., evolved TadA) used in the base editors, compositions including the base editor or engineered deaminase as a component, methods of using such base editors, including methods of using such base editors for therapeutic indications, and guide RNAs that target base editors to therapeutically relevant DNA sequences. The in-licensed patents and applications also cover various aspects related to the platform technology, including base editing systems that employ S. pyogenes Cas9, S. aureus Cas9, Cas9 PAM variants, inactive forms of Cas9, and/or Cas9 nickases, and systems for delivery of base editors. The patents and applications from our in-licensed portfolio for RNA base editing include claims to novel base editors, compositions including the base editor as a component, guide RNAs that target base editors to therapeutically relevant RNA sequences, and methods of using such base editors, including methods of using such base editors for therapeutic indications. The patents and applications from our in-licensed portfolio for Cas12b editing include claims to methods of using Cas12b to modify DNA (e.g., nuclease cleavage of DNA) and engineered and/or non-naturally occurring compositions including Cas12b as a component. The patents and applications from our in-licensed portfolio for delivery technologies include claims to novel lipid-based delivery systems and compositions, viral-based delivery systems and compositions, and methods of using such systems and compositions to deliver base editors. The patents and applications from our in-licensed portfolio for the balance of our platform include claims to compositions and methods for delivery of charged base editor proteins into cells, modification and improvements to the base editing systems including improvements to the nucleotide binding protein component, guide RNA component and base editing enzyme component of the base editing complex, methods for evaluating gene targeting and base editing efficiency and compositions and methods for prime editing. Our current in-licensed patents and patent applications, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2040, excluding any additional term for patent term adjustments or patent term extensions (or the corresponding foreign equivalent). For information related to our in-licensed intellectual property, see the subsection below titled “—Intellectual Property Licenses.”

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

We also rely on trademark protection for our company name and related designs. As of December 31, 2023, our registered trademark portfolio contained approximately 35 registered/allowed trademarks and pending trademark applications in the United States and in certain overseas jurisdictions.

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

Government regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacturing, packaging, labeling, storage, record keeping, reimbursement, advertising, promotion, distribution, post-approval monitoring and reporting and import and export, pricing and reimbursement of pharmaceutical products, including biological products. Failure to comply with the applicable regulatory requirements at any time during the product development process or post-approval may subject a sponsor for marketing approval to delays in development or approval, as well as administrative and judicial sanctions.

The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions and compliance with applicable statutes and regulatory requirements, both pre- and post-approval, and obtaining reimbursement status will continue to require the expenditure of substantial time and financial resources. The regulatory requirements applicable to biological product development, approval, and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business. Ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use.

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
•
design of a clinical protocol and submission to the FDA of an investigational new drug, or IND, application for human clinical testing, which must become effective before human clinical trials may begin;
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
•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements; to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity; and, if applicable, the FDA’s current Good Tissue Practice, or cGTP, requirements for the use of human cellular and tissue products;
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

An IND is an exemption from the FDCA that allows an unapproved drug or biological product to be shipped in interstate commerce for use in an investigational clinical trial. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved new drug application, or NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks or any issues surrounding chemistry, manufacturing and controls, or CMC, for the proposed product. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin. Preclinical or nonclinical testing typically continues even after the IND is submitted.

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

In some cases, the FDA may approve a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety or effectiveness after approval. Such trials are typically referred to as post approval or post marketing clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting post approval or post marketing clinical trials could result in withdrawal of approval for products. The FDA generally recommends that sponsors observe subjects for potential gene-therapy related delayed adverse events in a long-term follow-up study of fifteen years for integrating vectors, up to fifteen years for herpes virus vectors capable of establishing latency, up to fifteen years for microbial vectors known to establish persistent infection, up to fifteen years for gene editing products, and up to five years for AAV vectors. The FDA recommends that these long-term follow-up studies include, at a minimum, five years of annual physical examinations followed by annual queries, either in-person or by phone or written questionnaire, for the remaining observation period.

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials.

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s, or ICH, recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

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

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public registry maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017. The FDA has issued several pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Interactions with the FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, a sponsor is given the opportunity to meet with the FDA at certain points in the clinical development program. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings such as end of Phase 2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A Type D meeting is focused on a narrow set of issues and should not require input from more than three disciplines or Divisions of FDA. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Clinical Studies Outside the United States in Support of FDA Approval

In connection with our clinical development program, we are planning to conduct trials at sites outside the United States. When a foreign clinical trial is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the trials must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for IND trials.

The acceptance by the FDA of trial data from clinical trials conducted outside the United States in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must submit a pediatric study plan, or PSP, within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The PSP outlines the proposed pediatric study or studies they plan to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The FDA must then review the information submitted, consult with the sponsor, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

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

Special regulations and guidance governing gene therapy products

It is possible that the procedures and standards applied to gene therapy products and cell therapy products may be applied to any CRISPR/Cas9 product candidates we may develop, but that remains uncertain at this point. The FDA has defined a gene therapy product as one that mediates its effects by transcription and/or translation of transferred genetic material and/or by integrating into the host genome and which are administered as nucleic acids, viruses, or genetically engineered microorganisms. The products may be used to modify cells in vivo or be transferred to cells ex vivo prior to administration to the recipient. The Center for Biologics Evaluation and Research, or CBER, at FDA regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Therapeutic Products, or OTP, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews.

The FDA has issued numerous guidance documents regarding gene therapies. Although the FDA’s guidance documents are not legally binding, compliance with certain aspects of them is likely necessary to gain approval for any product candidate we may develop. The guidance documents provide recommendations and additional clarity as to factors that the FDA will consider at each stage of gene therapy development and relate to, among other things, the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies; and gene therapy products for the treatment of rare diseases.

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

Submission of a BLA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s CMC and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. The fee required for the submission of a BLA under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for federal fiscal year 2024, this application fee is approximately $4.05 million), and the sponsor of an approved BLA is also subject to an annual program fee, set at $416,734 per eligible prescription drug product for federal fiscal year 2024. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

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

The FDA’s Decision on a BLA

The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent. To reach this determination, the FDA must determine that the expected benefits of the proposed product outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety, purity and potency in the BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

The FDA typically requires a robust safety database and substantial evidence of the efficacy of the product. The term “substantial evidence” has been interpreted by the FDA to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [the FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It has not yet finalized that guidance, but the FDA did issue draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy.

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

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond. For those seeking to challenge the FDA’s CRL decision, the FDA has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution. During the product approval process, the FDA also will determine whether a REMS is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population or indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including post-marketing clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

With passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require (i) a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded; (ii) a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed); and (iii) use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval. In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics.

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

The FDA strictly regulates the advertising and labeling of prescription drug products, including biological products. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. In addition, the sponsor of an approved drug in the United States may not promote that drug for unapproved, or off-label, uses, although a physician may prescribe a drug for an off-label use in accordance with the practice of medicine. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which for federal fiscal year 2024 is $483,560 and the small business fee is $120,890.

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

Federal and state data privacy and security laws

There are multiple privacy and data security laws that may impact our business activities in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Any clinical trials we conduct will be regulated by Subpart A of 45 CFR 46, also known as the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. Moreover, new laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, in 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information. Compliance with the CCPA is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which will expand the CCPA to incorporate additional provisions, including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA will also expand personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties. Most CPRA provisions took effect on January 1, 2023, though the obligations apply to any personal information collected after January 1, 2022. These provisions may apply to some of our business activities. In addition, more than 12 other states, already have passed state privacy laws. For example, the State of Washington passed the My Health My Data Act in 2023, which specifically regulated health information that is not otherwise regulated by the HIPAA rules. Other states have already passed similar laws and other states may do so in the future. In addition, Congress has also debated passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of any products for which we or our collaborators obtain regulatory and marketing approval.

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

Non-clinical studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trial approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or CTR, became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the EU, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

Beyond streamlining the process, the CTR includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or the Member States Concerned. Part II is assessed separately by each Member State Concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Member State Concerned. However, overall related timelines will be defined by the CTR.

The CTR did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive, remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EU Clinical Trials Register.

Marketing authorization

To obtain a marketing authorization, or MA, for a gene therapy product under the EU regulatory system, a sponsor must submit an application via the centralized procedure administered by the European Medicines Agency, or EMA. Specifically, the grant of an MA in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the EMA’s Committee for Advance Therapies which provides a draft opinion regarding the application for marketing authorization and which is subject to final approval by the EMA’s Committee for Medicinal Products for Human Use. The European Commission grants or refuses marketing authorization in light of that final approval.

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an application for an MA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the Committee for Medicinal Products for Human Use, or CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Conditional approval

In specific circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional MA for Medicinal Products for Human Use) enables sponsors to obtain a conditional MA prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive; and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Exceptional Circumstances

An MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not, and will not in the future, have to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the MA, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Except conditional MAs, MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

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

Pricing Decisions for Approved Products

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for EU Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals, and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel trade (i.e., arbitrage between low-priced and high-priced Member States) can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, or Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision has lead to increased scrutiny on data transfers from the EU to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Following the CJEU decision, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and has now adopted an adequacy decision to permit data transfers from the EU to the United States going forward. This development permits data transfers at this point under this framework and more broadly has made international data transfers more straightforward, but these provisions are being challenged in court. The continuing uncertainty around this issue may further impact our business operations in the EU.

On June 23, 2016, the electorate in the U.K. voted in favor of leaving the EU, commonly referred to as Brexit. As with other issues related to Brexit, there are open questions about how personal data will be protected in the U.K. and whether personal information can transfer from the EU to the U.K. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the U.K. that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the U.K., it is unclear whether transfer of data from the EEA to the U.K. will remain lawful under the GDPR. The U.K. government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the U.K. as being “essentially adequate” for purposes of data transfer from the EU to the U.K., although this decision may be re-evaluated in the future. The U.K. and the United States also have agreed on a framework for personal data to be transferred between the U.K. and the United States, called the U.K.-U.S. Data Bridge. The U.K.-U.S. Data Bridge may be challenged in the future. Continuing uncertainty about these data transfers, including the possibility of future changes, may impact our business operations.

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

The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Trade and Cooperation Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Trade and Cooperation Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Trade and Cooperation Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol.

On February 27, 2023, the U.K. government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. In particular, the MHRA will be responsible for approving all medicinal products destined for the U.K. market, and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single U.K.-wide MA will be granted by the MHRA for all medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the U.K. government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR is the primary legal instrument for the regulation of medicines in the U.K. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

EU laws, which have been transposed into U.K. law through secondary legislation, continue to be applicable as “retained EU laws”. However, new legislation such as the CTR will not be applicable in the U.K. Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, MAs, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide MAs from the EMA, and a separate MA will be required to market our product candidates in the U.K. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new U.K. MA.

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

In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, which, among other things, includes changes to the coverage and payment for drug products under government healthcare programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031.

Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010, or PAYGO, sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal 2032 and lowers the payment reduction percentages in fiscal 2030 and 2031.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022, or IRA, further delayed implementation of this rule to January 1, 2032.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Novo Nordisk, Inc., Janssen Pharmaceuticals, Inc., Novartis AG, AstraZeneca plc and Boehringer Ingelheim International GMBH, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Human Capital Resources

Team members

As of December 31, 2023, we had 436 team members employed with us full-time, of which 116 had a M.D. or Ph.D. degree. Of these team members, 193 were engaged in research and development activities, 40 were engaged in clinical and regulatory activities, 65 were in technical operations, 48 were in quality roles and 90 were in general and administrative roles. None of our team members are represented by a labor union or covered by a collective bargaining agreement.

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

We believe the following priorities are key to realizing this vision:

Engagement

We have a highly engaged team, and we regularly collect feedback to ensure their voices are heard. We do this through a combination of engagement surveys, weekly team meetings, one-on-one interactions, and open forums. In 2023, we conducted an internal engagement survey and 91% of our team members participated.

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

Wellness

In order to execute on our human capital strategy, the wellbeing of our team members comes first. To that end, we provide several benefits focused on the various physical, mental, and financial aspects of wellness. For example, during the COVID-19 pandemic, we implemented changes in our business to protect our team members and their families. These changes included flexible working schedules and technology support which we have continued to offer. We continue to review our wellness offerings and modify them to ensure alignment with the needs of our team members and our business.

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

Investors and others should note that we announce material information to our investors using one or more of the following: SEC filings, press releases and our corporate website, including without limitation the “Investors & Media” section of our website. We use these channels, as well as social media channels such as X and LinkedIn, in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. It is possible that the information we post on our corporate website or other social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the “Investor Center” section of our corporate website and on our social media channels. The contents of our corporate website and social media channels are not, however, a part of this Annual Report on Form 10-K.

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

Since inception, we have incurred significant operating losses. Our net loss was $132.5 million, $289.1 million and $370.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1.2 billion. We have financed our operations primarily through private placements of our preferred stock, proceeds from sales of our common stock and collaboration revenue. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

At December 31, 2023, our cash, cash equivalents, and marketable securities were $1.2 billion. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funding sooner than planned. Our future capital requirements will depend on many factors, including:

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
•
the achievement of milestones or occurrence of other developments that trigger payments under any additional license agreements or collaboration agreements we obtain, including our agreement with Guide Therapeutics, Inc.;
•
the payment of success liabilities to Harvard and Broad Institute pursuant to the respective terms of the Harvard License Agreement and the Broad Institute License Agreement, should we choose to pay in cash;
•
the extent to which our contingent liabilities require cash expenditures;
•
the extent to which we acquire or in-license products, intellectual property and technologies; and
•
the costs of operating and expanding our manufacturing capacity.

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

Any additional fundraising efforts may divert the attention of our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our product candidates. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. We have no committed source of additional capital and, if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us on a timely basis, we may have to significantly delay, scale back or discontinue the development or, if approved, commercialization of our product candidates or other research and development initiatives. For example, in October 2023, we announced a portfolio reprioritization and strategic restructuring, including cost-reduction initiatives which resulted in the pausing or elimination of certain pipeline programs.

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

Our limited operating history, particularly in light of the rapidly evolving base editing and gene editing field, may make it difficult to evaluate our technology and industry and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

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
•
maintain and operate a commercial-scale cGMP manufacturing facility;
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

We have incurred substantial losses during our history, and we may never achieve profitability. To the extent that we continue to generate taxable losses, any unused losses generated after 2017 will carry forward indefinitely to offset future taxable income; any taxable losses generated prior to 2018 will carry forward for 20 tax years from the year of generation. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward 20 tax years from the year of generation to offset a portion of our future tax liability, if any. Additionally, Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit a corporation’s ability to utilize tax attributes to the extent the corporation experiences an “ownership change,” generally defined as a greater than 50 percentage point change in ownership, measured by value, among 5% or greater shareholders over a rolling three-year testing period. To the extent a corporation experiences an ownership change, utilization of pre-ownership change tax attributes (e.g., net operating losses and general business tax credits) to offset post-ownership change taxable income or taxes, is subject to an annual limitation, generally calculated as the pre-ownership change equity value of the corporation, subject to certain prescribed adjustments, multiplied by the long-term tax exempt rate published monthly by the Internal Revenue Service. We completed a Section 382 study as of December 31, 2023, and determined that we experienced historical ownership changes in June 2017, December 2018, and December 2021. In addition, we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change net operating losses or other tax attributes to offset U.S. federal taxable income or taxes may be subject to limitations, which could potentially result in increased future tax liability to us. Additional limitations on our ability to utilize our net operating losses and other tax attributes to offset future taxable income or taxes may arise as a result of our corporate structure, whereby net operating losses or other tax attributes generated by certain of our subsidiaries or controlled entities may not be available to offset taxable income or taxes of other subsidiaries or controlled entities.

There is also a risk that due to regulatory changes or other unforeseen reasons, our existing net operating losses or business tax credits could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Comprehensive tax reform legislation could adversely affect our business and financial condition,” the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating losses that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. At the state level, there may also be periods during which the use of net operating losses or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, we may not be able to realize a tax benefit from the use of our net operating losses or tax credits, even if we attain profitability.

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

We are focused on developing potentially curative medicines utilizing base editing technology. Although there have been significant advances in the field of gene therapy, which typically involves introducing a copy of a gene into a patient’s cell, and gene editing in recent years, base editing technologies are new and largely unproven. The technologies that we have licensed and are developing have not yet completed any clinical trials. The scientific evidence to support the feasibility of developing product candidates based on these technologies is both preliminary and limited, and base editing and delivery modalities for it are novel. Successful development of product candidates by us will require solving a number of issues, including safely delivering a therapeutic into target cells within the human body or in an ex vivo setting, optimizing the efficiency and specificity of such product candidates, and ensuring the therapeutic selectivity of such product candidates. Several biological steps are required for delivery of base editing medicines to translate into therapeutically active medicines. These processing steps may differ between individuals and differ based on the targeted tissue. These differences could lead to variable levels of therapeutic protein, variable activity, immunogenicity, or variable distribution to tissues further increasing the risk inherent in the development of base editing medicines. There can be no assurance we will be successful in solving any or all of these issues, or that we will be able to progress our preclinical studies or clinical trials in accordance with anticipated timelines.

We have only recently brought therapeutics to the clinic, and our future success is highly dependent on the successful development of base editing technologies, cellular delivery methods and therapeutic applications of that technology. While other gene editing technologies have progressed through clinical trials, they continue to suffer from various limitations, and such limitations may affect our future success. We may decide to alter or abandon our initial programs as new data become available and we gain experience in developing base editing therapeutics. For example, in November 2022, we announced that we have decided to optimize our direct correction, “Makassar” approach, alongside our HPFH approach, for Wave 2 and Wave 3 of our sickle cell disease programs. We cannot be sure that our technologies will yield satisfactory products that are safe and effective, scalable or profitable in our initial indications or any other indication we pursue.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates based on our gene editing platform. Some of our product development programs are still in the research or preclinical stage of development. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval.

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

We are early in our development efforts. Our product candidates are still in preclinical development or early clinical development and it will be many years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates to and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and our future success depends heavily on the successful development of our base editing product candidates and the results of our clinical trials, none of which have yet been completed. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and, if approved, eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to acceptance by the FDA of our investigational new drug applications, or INDs, and finalizing the trial design based on discussions with the FDA and other regulatory authorities. The FDA has in the past and may again in the future require us to complete additional preclinical studies and satisfy other FDA requests for our clinical trials, causing the start or progress of such trials to be delayed. For example, in July 2022 the FDA informed us that the BEAM-201 IND was placed on clinical hold. We subsequently received a formal clinical hold letter from the FDA, in which the FDA requested additional control data for preclinical studies and further analyses of certain off-target editing experiments. We submitted our response to the FDA in November 2022 and in December 2022, we announced that the FDA had lifted the clinical hold.

Similarly, in the European Union, or EU, a CTA must be obtained from each member state’s national competent authority where the study is conducted, and a positive opinion of an independent ethics committee. Once the CTA has been granted and a positive ethics committee opinion obtained, the clinical trials may proceed in that specific member state. In the event that a European national competent authority, or other regulatory authority requires us to complete additional preclinical studies or we are required to satisfy other requests from a European national competent authority or other regulatory authority prior to commencing clinical trials, the start of such clinical trials may be delayed a European national competent authority or other regulatory authority may not permit us to proceed into clinical development of for such product candidates.

Even after we receive and incorporate guidance from these regulatory authorities, the FDA, European national competent authority, or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trial or change their position on the acceptability of our data, trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter requirements for approval than we currently expect.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Further, in January 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. This regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a clinical trials portal overseen by the European Medicines Agency, or EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

Commercialization of our product candidates we may develop will require additional preclinical and clinical development; regulatory and marketing approval in any jurisdictions where our product candidates would be marketed, including by the FDA for the U.S. market and the European Commission upon a positive benefit/risk assessment provided by the EMA in the EEA; obtaining or creating manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. The success of product candidates we identify and develop will depend on many factors, including the following:

•
sufficiency of our financial and other resources to complete the necessary preclinical studies, IND/CTA-enabling studies, and clinical trials;
•
regulatory clearance of IND applications, CTAs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
•
successful enrollment in, and completion of, clinical trials in accordance with all applicable current Good Clinical Practice guidelines, or GCPs, current Good Laboratory Practice guidelines adopted by the International Conference on Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, and other regulatory requirements from foreign regulatory authorities;
•
receipt of marketing approvals and, where required, pricing and reimbursement decisions from applicable regulatory authorities;
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

In addition to side effects and adverse events caused by our product candidates, the conditioning administration process or related procedures used in BEAM-101 and potentially other ex vivo product candidates also can cause adverse side effects and adverse events. Additionally, we are developing alternative conditioning regimes and we cannot predict if such regimes will be compatible with our product candidates. If in the future we are unable to demonstrate that such adverse events were not caused by the conditioning regimens used, or administration process or related procedure, the FDA, the European Commission, EMA or other regulatory authorities could order us to cease further development of, or deny or limit approval of, our product candidates using such regimens, processes or procedures for any or all target indications. Even if we are able to demonstrate that adverse events are not related to the product candidate or the administration of such product candidate, such occurrences could affect patient recruitment, the ability of enrolled patients to complete the clinical trial, or the commercial viability of any product candidates that obtain regulatory approval.

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

If we successfully develop a product candidate and it receives marketing approval, we are required to present a comprehensive, concise, and critical analysis of new or emerging information on the risks of the approved product and on its benefit in approved indications, to enable an appraisal of benefit-risk profile in a Periodic Benefit Risk Evaluation Report, or PBRER, according to an internationally harmonized standard. Additionally, the FDA or a comparable regulatory authority such as the EMA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, or similar requirement such as Risk Management Plan, or RMP, to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. FDA, EMA, or other comparable regulatory authorities may require specific post-approval trials to be carried out to further characterize the clinical efficacy and/or safety of the product candidate. Furthermore, if we or others later identify undesirable side effects caused by any product candidate that we develop, several potentially significant negative consequences could result, including:

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

We have not tested many of our proposed delivery modalities in clinical trials. For example, in certain of our base editing programs we intend to use LNPs to deliver some of our base editors. While LNPs have been used in certain approved therapeutics, they have not been used in any approved gene editing therapy, such as base editors. Furthermore, as with many viral-mediated gene therapy approaches, certain clinical trial patients’ immune systems might prohibit the successful delivery, thereby potentially limiting treatment outcomes of these patients. Even if initial clinical trials in any of our product candidates are successful, these product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials.

There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, and the FDA, EMA, or other regulatory authorities may disagree with our interpretations, which may delay, limit, or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

Any such adverse events may cause us to delay, limit, or terminate ongoing or planned clinical trials, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the results of preclinical studies or clinical trials may not be predictive of the results of later preclinical studies or clinical trials. Such results will not ensure that later preclinical studies or clinical trials will demonstrate similar results. Similarly, even if initial clinical trials in any of our current and future product candidates are successful, they may fail to generate the desired safety, purity, and efficacy data in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

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
•
disruption to the operations of the FDA, EMA or other relevant regulatory authority; and
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols or otherwise complying with additional requirements.

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

We plan to conduct clinical trials at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.

We plan to conduct one or more clinical trials with one or more trial sites that are located outside the United States. The acceptance by the FDA or other regulatory authorities of trial data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the U.S. also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research;
•
diminished protection of intellectual property in some countries; and
•
interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate we develop in the United States or any other jurisdiction, and any such approval may be for a narrower indication than we seek.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if any product candidates we may develop meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee, EMA’s Committee for Medicinal Products for Human Use, or CHMP, or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process.

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS or an RMP. These regulatory authorities may require labeling that includes precautions or contra-indications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop. Any of the foregoing scenarios could materially harm the commercial prospects for any product candidates we may develop and materially adversely affect our business, financial condition, results of operations, and prospects.

Marketing approval by the FDA in the United States, or by the EMA in the EEA, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates we may develop in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our product candidates will be unrealized.

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
•
the limitation to our targeted patient population and limitations or warnings contained in approved labeling by the FDA, EMA, or other regulatory authorities;
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
•
product labeling or product insert requirements of the FDA, the European Commission, the EMA, or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;

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

There are several other companies utilizing CRISPR/Cas9 nuclease technology, including Caribou Biosciences, Editas Medicine, CRISPR Therapeutics, Intellia Therapeutics, Arbor Biotechnologies and Metagenomi. Several additional companies utilize other nuclease-based gene editing technologies, including Zinc Fingers, Arcuses, and TAL Nucleases, including Sangamo Biosciences, Precision BioSciences, bluebird bio, Allogene Therapeutics, Mammoth Biosciences and Cellectis. Additionally, newer gene editing modalities are emerging, including from Prime Medicine, Tessera Therapeutics, Scribe Therapeutics, Tome Biosciences, Life Edit (an ElevateBio company), PerkinElmer (formerly Horizon Discovery) and Intellia Therapeutics. PerkinElmer, Metagenomi, Revvity, and Intellia Therapeutics are developing base editing technology and Tessera Therapeutics is utilizing mobile genetic elements for gene editing. In addition, we face competition from companies utilizing various gene therapy, epigenetic modulation, oligonucleotide, and CAR-T therapeutic approaches.

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for our product candidates we may develop. This may include other types of therapies, such as small molecule, antibody, and/or protein therapies.

Many of our current or potential competitors, either alone or with their collaboration partners, may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any product candidates that we may develop or that would render any product candidates that we may develop obsolete or non-competitive. Our competitors also may obtain FDA, EMA, or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government authorities or healthcare program, private health plans, and other organizations. Government authorities and third-party payors, such as private health plans, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, the Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business, including provisions that impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. We cannot yet predict the effect the IRA will have on our business and the healthcare industry in general.

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

We focus a substantial portion of our research and product development on treatments for rare genetically defined diseases. Many of our product candidates we may develop are expected to target a single mutation; as a result, the relevant patient population may therefore be small. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with product candidates we may develop, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe, and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with our product candidates we may develop, or may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations, and prospects. Additionally, because of the potential that any product candidates we develop could cure a target disease, we may not receive recurring revenues from patients and may deplete the patient population prevalence through curative therapy.

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

We currently rely on third-parties for the manufacture and supply of materials for a portion of our preclinical studies and clinical trials, and may continue to do so for future research programs, preclinical studies, clinical testing and for commercial supply of any product candidates that we may develop and for which we or our collaborators obtain marketing approval. We do not have a long-term supply agreement with any of the third-party suppliers, and we purchase our required supply on an order-by-order basis.

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
•
reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and
•
the possible inability of third-party suppliers to supply and/or transport materials, components and products to us in a timely manner as a result of disruptions to the global supply chain or other factors.

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

For example, we rely on various CROs to obtain non-human primates, or NHPs, for use in preclinical development work. In February 2023, Charles River Laboratories, or Charles River, one of our primary suppliers of NHPs, announced it received a subpoena from the United States Department of Justice with respect to its importation of NHPs from Cambodia. Charles River further announced that it has voluntarily suspended NHP shipments from Cambodia at this time. While we believe we currently have access to a supply of NHPs adequate to meet our near-term needs, such supply may nevertheless be adversely affected by supply chain limitations. If we are unable to secure adequate supply of NHPs from Charles River or other CROs, or the shortage of NHPs causes the price of NHPs to rise substantially, certain of our preclinical development efforts will be delayed, and the cost of conducting discovery projects and preclinical development activities may substantially increase. Such delays or cost increases could materially adversely affect our discovery and preclinical development activities and our business.

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

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture our product candidates at sufficient yields and, if approved, at commercial-scale. We have limited experience manufacturing any of our product candidates in the volumes that are necessary to support clinical trials and no experience manufacturing at volumes that are necessary to support commercial sales. Efforts to establish these capabilities may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency or quality. In addition, other companies, many with substantial resources, compete with us for access to the materials needed to manufacture our product candidates.

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

Because of our minority ownership in Orbital, we have a lesser degree of control over its business operations, thereby potentially subjecting us to additional financial, legal, operational and compliance risks. In addition, the controlling shareholders or management of Orbital may have business interests, strategies or goals that are inconsistent with ours. These risks include the possibility that Orbital or such other stockholders have economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; are in a position to take action contrary to our instructions, requests, policies or objectives; subject us to unexpected liabilities or risks; take actions that reduce our return on investment; act in a manner that compromises our key licensed rights, or important intellectual or other rights that we own or license; or take actions that harm our reputation or restrict our ability to run our business. Furthermore, as a result of our ownership in Orbital, we may in the future be required to include Orbital’s financial information in our consolidated financial results. We have not previously included a minority-owned subsidiary in our financial statements and we would therefore be subject to increased risk in accurately representing and incorporating Orbital financial statements into our own, which could result in delayed filings with the SEC and the finding of a material or significant weakness, among others. This could result in harmful consequences to our business, including an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

We have licensed and are dependent on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our base editing technology and product candidates. For example, we are a party to license agreements with Broad Institute, Editas, Harvard, and Bio Palette, and others, pursuant to which we in-license key patents and patent applications for our base editing platform technology and product candidates (the Broad License Agreement, the Editas License Agreement, the Harvard License Agreement and the Bio Palette License Agreement, respectively). These license agreements impose various diligence, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate our license, in which event we would not be able to develop or market our base editing platform or any other technology or product candidates covered by the intellectual property licensed under these agreements. For example, under the Harvard License Agreement, we are required to meet certain development milestones for the development of a licensed product covered by certain sub-categories of licensed patents. If we fail to meet such milestones, our rights with respect to the sub-category of licensed patents will terminate.

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

The field of gene editing, especially in the area of base editing technology, is still in its infancy, and no base editing product candidates have reached the market. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field and in the field of delivery technology, the intellectual property landscape is evolving and in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. The extensive patent filings related to CRISPR and Cas make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our base editing platform technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our base editing platform technology and product candidates. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, or the University of California Portfolio, which contains multiple patents and pending applications directed to gene editing. The University of California portfolio includes, for example, U.S. Patent Nos. 10,266,850; 10,227,611; 10,000,772; 10,113,167; 10,301,651; 10,308,961; 10,337,029; 10,351,878; 10,407,697; 10,358,659; 10,358,658; 10,385,360; 10,400,253; 10,421,980; 10,415,061; 10,428,352; 10,443,076; 10,487,341; 10,513,712; 10,519,467; 10,526,619; 10,533,190; 10,550,407; 10,563,227; 10,570,419; 10,577,631; 10,597,680; 10,612,045; 10,626,419; 10,640,791; 10,669,560; 10,676,759; 10,752,920; 10,774,344; 10,793,878; 10,900,054; 10,982,230; 10,982,231; 10,988,780; 10,988,782; 11,001,863; 11,008,589; 11,008,590; 11,028,412; 11,186,849; 11,242,543; 11,274,318; 11,293,034; 11,332,761; 11,401,532; 11,473,108; 11,479,794; 11,549,127; 11,634,730; 11,674,159; 11,814,645, which are expected to expire around March 2033, excluding any additional term for patent term adjustment, or PTA, or patent term extension, or PTE, and any disclaimed term for terminal disclaimers. The University of California portfolio also includes numerous additional pending patent applications. If these patent applications issue as patents, they are expected to expire around March 2033, excluding any PTA, PTE, and any disclaimed term for terminal disclaimers. As discussed above, certain applications in the University of California Portfolio are currently subject to U.S. Interference No. 106,115 with certain U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties to which we have an option under the Editas License Agreement. Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain members of the University of California Portfolio are being opposed in Europe by multiple parties. For example, the EPO Opposition Division has initiated opposition proceedings against European Patent Nos. EP2,800,811 B1, and EP3,241,902 B1and EP3,401,400 B1, which are estimated to expire in March 2033 (excluding any patent term adjustments or extensions).

The opposition procedure before the EPO allows one or more third parties to challenge the validity of a granted European patent within nine months after grant date of the European patent. Opposition proceedings may involve issues including, but not limited to, priority, patentability of the claims involved, and procedural formalities related to the filing of the patent application. As a result of the opposition proceedings, the Opposition Division can revoke a patent, maintain the patent as granted, or maintain the patent in an amended form. Most of the claims of European patent EP2,800,811 B1 were maintained without amendment by the Opposition Division, but this decision is being appealed. In April 2021, the claims of European patent EP3,241,902 B1 were revoked in their entirety, and that decision is not being appealed. In February 2022, the claims of European patent EP3,401,400 B1 were maintained in amended form by the Opposition Division, and this decision is being appealed. If these patents are maintained by the Opposition Division with claims similar to those that are currently opposed, our ability to commercialize our product candidates may be adversely affected if we do not obtain a license to these patents. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

For example, we received correspondence from a research institution regarding a confidentiality agreement between such institution and us. The confidentiality agreement related to certain technology that we evaluated for development in connection with certain of our programs. The correspondence alleges that we breached the terms of the confidentiality agreement, misappropriated trade secret and other confidential information of such institution, engaged in unfair and deceptive trade practices, and were unjustly enriched in connection with developing our therapeutics, including BEAM-302. The research institution claims that it is entitled to monetary damages (including damages for the apportioned value of our company and enhanced damages for an alleged willful violation) and certain ongoing royalty and/or milestone payments related to the technology that is the subject of the alleged breaches of contract, among other possible remedies. We have engaged in, and expect to continue to engage in, settlement negotiations with the research institution. We cannot predict whether we will be able to reach a settlement relating to such claims or whether we would prevail in any litigation or action related to them. Moreover, any litigation may result in negative publicity, regardless of its outcome, and may subject us to significant liability for monetary damages and have a material adverse effect on our business, financial position, and results of operations. For further information, see Note 6 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

If approved, our product candidates that are licensed and regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application.

We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our product candidates may have a material adverse impact on our business due to increased competition and pricing pressure.

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

Further, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Pediatric Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, or GB, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The U.K. and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the U.K. market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

Any regulatory approval to market our products will be limited by indication. If we fail to comply or are found to be in violation of FDA regulations restricting the promotion of our products for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, MHRA and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Physicians may nevertheless prescribe our products off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that any of our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our products for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, or PIE Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

Any product for which we obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with any such product following approval.

Any product for which we obtain marketing approval, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS. The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product.

The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market any product for an indication that is not approved, we may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with any product for which we may obtain marketing approval and its manufacturers or manufacturing processes or failure to comply with regulatory requirements, may yield various results, including:

•
restrictions on such product, manufacturers or manufacturing processes;
•
restrictions on the labeling or marketing of the product;
•
restrictions on product distribution or use;
•
requirements to conduct post-marketing studies or clinical trials;
•
warning letters or untitled letters;
•
withdrawal of the product from the market;
•
refusal to approve pending applications or supplements to approved applications that we submit;
•
recall of the product;
•
restrictions on coverage by third-party payors;
•
fines, restitution or disgorgement of profits or revenues;

•
suspension or withdrawal of marketing approvals;
•
refusal to permit the import or export of the product;
•
product seizure; or
•
injunctions or the imposition of civil or criminal penalties.

Finally, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.

On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the U.S. Supreme Court to review the decision of the Court of Appeals for the Fifth Circuit. On December 13, 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision.

Similar restrictions apply to the approval of our products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU. and are also subject to EU. Member State laws. The failure to comply with these and other EU requirements can also lead to significant penalties and sanctions.

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

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, disruptions may also result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

In March 2010, the United States Congress enacted the 2010 Patient Protection and Affordable Care Act, or the PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031.

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

Other legislative changes have been adopted since the PPACA was enacted, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, or CAA, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the CAA delays the 4% Statutory Pay-As-You-Go Act of 2010, or PAYGO, sequester for two years, through the end of calendar year 2024. Triggered by the enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The CAA’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in June 2021, The U.S. Supreme Court dismissed a lawsuit challenging the constitutionality of the ACA after finding that the plaintiffs do not have standing to bring the litigation. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

In January 2021, a new executive order directed federal agencies to reconsider rules and other policies that limit Americans’ access to healthcare and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The regulation intends to boost cooperation among EU Member States in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The IRA further delayed implementation of this rule to January 1, 2032.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Novo Nordisk, Inc., Janssen Pharmaceuticals, Inc., Novartis AG, AstraZeneca plc and Boehringer Ingelheim International GMBH, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

There has also been increasing executive, legislative and enforcement interest in the United States with respect to drug pricing practices. There have been U.S. congressional inquiries, presidential executive orders and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in an executive order, the administration of President Biden expressed its intent to pursue certain policy initiatives to reduce drug prices and, in response, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to lower drug prices. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve the quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act of 1980. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

In connection with the growth and advancement of our pipeline, we expect to increase the number of our employees and the scope of our operations in the areas of drug development, regulatory affairs, and sales and marketing. To manage our anticipated future growth in these areas, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

As an early-stage biotechnology company, we are actively pursuing new platforms and product candidates in many therapeutic areas and across a wide range of diseases. Successfully developing product candidates for and fully understanding the regulatory and manufacturing pathways to all of these therapeutic areas and disease states requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage any future growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to effectively manage the future development and expansion of our company.

Risks related to our common stock

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock and subject us to securities class action litigation.

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
•
the effects of pandemics and public health emergencies;
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

Provisions in our fourth amended certificate of incorporation, our second amended and restated by-laws, and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Our fourth amended certificate of incorporation, or our certificate of incorporate, and our second amended and restated by-laws, or our by-laws, and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our certificate of incorporation and by-laws include provisions that:

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
•
expressly authorized our board of directors to make, alter, amend or repeal our by-laws; and
•
require supermajority votes of the holders of our common stock to amend specified provisions of our certificate of incorporation and by-laws.

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

Any provision of our certificate of incorporation, by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our certificate of incorporation and by-laws designate the state or federal courts within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, subject to limited exceptions, the state or federal courts within the State of Delaware will be exclusive forums for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our by-laws, (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our by-laws or (5) any other action asserting a claim against us that is governed by the internal affairs doctrine. Furthermore, our by-laws also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation and by-laws described above. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation or by-laws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court.

General risk factors

Public health emergencies or epidemics could adversely impact our business.

Public health emergencies or epidemics could materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates. The extent to any such public health emergency may impact our business, results of operations and future growth prospects will depend on a variety of factors, including the duration, scope and severity of the emergency, the existence and extent of travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, the effectiveness of actions taken in the U.S. and other countries, and the availability of therapeutic interventions.

Some factors from public health emergencies that could delay or otherwise adversely affect the completion of our preclinical and clinical activities and, depending on the duration of the outbreak, the initiation of any future clinical trials, as well as our business generally, include:

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
•
interruption of, or delays in receiving, key materials from our CMOs due to staffing shortages, production slowdowns or stoppages, increased demand from third parties for key materials and disruptions in delivery systems; and
•
disruptions to our third-party suppliers, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components.

Public health emergencies may also have the effect of heightening many of the other risks described in this section titled “Item 1A. Risk Factors,” such as risks related to our need to raise additional funding, fluctuation of our quarterly financial results, and our ability to obtain and maintain regulatory approvals.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

Recent changes or future changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the Tax Act was signed into law. The Tax Act, as amended by the CARES Act, among other things, contains significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses generated during or after 2018. Any federal net operating loss incurred in 2018 and in future years may now be carried forward indefinitely pursuant to the Tax Act, but can no longer be carried back. Similar rules and limitations may apply for state income tax proposes.

In addition to the Tax Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions, including the CARES Act and the Inflation Reduction Act, or the IRA, which was signed into law in August 2022, introduced a number of new tax provisions. The IRA in particular includes a one percent excise tax imposed on certain stock repurchases by publicly traded companies, which generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the Tax Act and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the Tax Act and this additional tax legislation.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, disruptions impacting global supply, the conflict between Russia and Ukraine and related sanctions against Russia, increasing inflation rates and interest rate changes. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall risk management program/information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect employee and clinical trial information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards, response plans, regular tests on our systems, incident simulations and routine review of our policies and procedures to identify risks and enhance our practices. We engage certain external parties, including consultants, independent privacy assessors, computer security firms and risk management, peer companies, industry groups and governance experts, to enhance our cybersecurity oversight. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect our company from any related vulnerabilities.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect our company or our business strategy, results of operations or financial condition.

The Audit Committee of our board of directors provides direct oversight over cybersecurity risk, and provides updates to the board of directors regarding such oversight. The Audit Committee receives updates quarterly from management regarding cybersecurity matters, and is notified between such updates regarding significant new cybersecurity threats or incidents.

Our Vice President of Information Security, or the VP, IS, leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees and third-party service providers to address cybersecurity risks. The VP, IS’s cybersecurity training includes 25 years of experience building and maintaining cybersecurity programs, and he obtained his certified information systems security professional, or CISSP, certification from the International Information System Security Certification Consortium, or ISC2, and his Cybersecurity and Infrastructure Security Agency, or CISA, certification from ISACA.

In an effort to deter and detect cyber threats, we annually provide all employees, including part-time and temporary employees, with a data protection, cybersecurity and incident response and prevention training and compliance program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educate employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

Item 2. Properties.

We have leased approximately 38,203 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in 2028 and approximately 130,258 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in 2034. Additionally, we entered into a lease agreement with Alexandria Real Estate Equities, Inc. pursuant to which we built a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The lease will expire on the fifteenth anniversary of our occupancy of the facility, which occurred in December 2022, and we have an option to extend the lease term for two five-year terms. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders

As of February 20, 2024, there were approximately 33 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The graph set forth below compares the cumulative total stockholder return on our shares of common stock between February 6, 2020 (the date of our initial public offering) and December 31, 2023, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on February 6, 2020 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph uses the closing sales price of our common stock of $18.75 per share on February 6, 2020 as the initial value of our common stock and not the initial offering price to the public of $17.00 per share. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of equity securities by the issuer or affiliated purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2023.

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

Information pertaining to fiscal year 2021 was included in our Annual Report on Form 10-K for the year ended December 31, 2022 on pages 120 through 126 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023.

Overview

We are a biotechnology company committed to establishing the leading, fully integrated platform for precision genetic medicines. Our vision is to provide life-long cures to patients suffering from serious diseases. To achieve this vision, we have assembled a platform that includes a suite of gene editing and delivery technologies as well as internal manufacturing capabilities.

Our suite of gene editing technologies is anchored by our proprietary base editing technology, which potentially enables a differentiated class of precision genetic medicines that target a single base in the genome without making a double-stranded break in the DNA. This approach uses a chemical reaction designed to create precise, predictable and efficient genetic outcomes at the targeted sequence. Our proprietary base editors have two principal components: (i) a clustered regularly interspaced short palindromic repeats, or CRISPR, protein, bound to a guide RNA, that leverages the established DNA-targeting ability of CRISPR, but is modified to not cause a double-stranded break, and (ii) a base editing enzyme, such as a deaminase, which carries out the desired chemical modification of the target DNA base. We believe this design contributes to a more precise and efficient edit compared to traditional gene editing methods, with the potential to dramatically increase the impact of gene editing. We are also pursuing a suite of both delivery modalities, including both ex vivo and in vivo approaches, depending on tissue type. The elegance of the base editing approach, combined with a tissue specific delivery modality, provides the basis for a targeted, efficient, precise, and highly versatile gene editing system that is designed to be capable of gene correction, gene silencing or gene activation, gene modification, and/or multiplex editing of several genes simultaneously.

Our goal is to advance a broad, diversified portfolio of base editing programs against distinct, genetically validated editing targets, as well as an innovative, platform business model that will expand the reach of our programs to more patients. Overall, we are seeking to build the leading integrated platform for precision genetic medicine, which may have broad therapeutic applicability and the potential to transform the field of precision genetic medicines.

Manufacturing

Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we have established a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The facility, which initiated cGMP operations in late 2023, is designed to support manufacturing for our ex vivo cell therapy programs in hematology and in vivo non-viral delivery programs for liver and liver-mediated diseases, with the capability to scale-up to support potential commercial supply. For our initial clinical trials, we expect to rely primarily on our internal manufacturing capabilities, along with CMOs with relevant manufacturing experience in genetic medicines. We believe this investment will maximize the value of our portfolio and capabilities, the probability of technical success of our programs, and the speed at which we can provide potentially life-long cures to patients.

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

We are an early-stage company, and the majority of our programs are at a preclinical or early clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the years ended December 31, 2023, 2022 and 2021 were $132.5 million, $289.1 million and $370.6 million, respectively. As of December 31, 2023, we had an accumulated deficit of $1.2 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors, including the LNP technology we acquired through our acquisition of Guide; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

Revenue Recognition

In April 2019, we entered into a collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, a company focused on gene editing for cardiovascular disease treatments. In June 2021, we entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of our base editing technology to discover new treatments for complement system-driven diseases. In October 2021, we entered into an option and license agreement, or the Sana Agreement, with Sana Biotechnology, Inc., or Sana, pursuant to which we granted Sana non-exclusive research and development and commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. In December 2021, we entered into a four-year research collaboration agreement, or the Pfizer Agreement, with Pfizer Inc., or Pfizer, focused on in vivo base editing programs for three targets for rare genetic diseases of the liver, muscle and central nervous system. In September 2022, we entered into a License and Research Collaboration Agreement, or the Orbital Agreement, with Orbital Therapeutics, Inc., or Orbital, a newly formed entity focused on advancing non-viral delivery and RNA technologies. In October 2023, we entered into a Transfer and Delegation Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under our amended collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, including our opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease.

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the years ended December 31, 2023, 2022, and 2021, we recognized $377.7 million, $60.9 million and $51.8 million respectively, of revenue from our license and collaboration agreements.

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
•
Change in fair value of non-controlling equity investments consists of changes in the fair value of our investments in equity securities.
•
Change in fair value of contingent consideration liabilities consists of remeasurement of the fair market value of the technology and product contingent consideration liabilities related to the acquisition of Guide.
•
Interest and other income (expense), net consists primarily of interest income from our investments in fixed income securities as well as interest expense related to our equipment financings.

Results of operations

For discussion of 2022 results and comparison with 2021 results, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Years Ended December 31,
	2023	2022	Change
License and collaboration revenue	$377,709	$60,920	$316,789
Operating expenses:
Research and development	437,381	311,594	125,787
General and administrative	116,813	87,805	29,008
Total operating expenses	554,194	399,399	154,795
Loss from operations	(176,485)	(338,479)	161,994
Other income (expense):
Change in fair value of derivative liabilities	7,500	23,900	(16,400)
Change in fair value of non-controlling equity investments	(18,592)	20,200	(38,792)
Change in fair value of contingent consideration liabilities	9,740	18,904	(9,164)
Interest and other income (expense), net	46,676	15,297	31,379
Total other income (expense)	45,324	78,301	(32,977)
Net loss before income taxes	(131,161)	(260,178)	129,017
Provision for income taxes	(1,366)	(3,410)	2,044
Loss from equity method investment	—	(25,500)	25,500
Net loss	$(132,527)	$(289,088)	$156,561

License and collaboration revenue

License and collaboration revenue was approximately $377.7 million for the year ended December 31, 2023 compared to approximately $60.9 million for the year ended December 31, 2022, an increase of $316.8 million. License and collaboration revenue recorded in 2023 represents revenue recorded under the Lilly, Pfizer, Apellis, Orbital and Verve Agreements. In 2022, we recorded $60.9 million of license revenue related to the Pfizer Agreement as well as revenue related to the Apellis and Verve Agreements. The increase in revenue reflects $216.4 million from the transaction with Lilly (see Note 11), and increases in revenue recognized related to the Pfizer and Apellis transactions as a result of services performed in 2023 as compared to 2022. Revenue for Pfizer and Apellis, which relates to nonrefundable up-front payments, are recognized based upon a measure of progress using total actual costs incurred as compared to total estimated costs.

Research and development expenses

Research and development expenses were $437.4 million and $311.6 million for the years ended December 31, 2023 and 2022, respectively. The following table summarizes our research and development expenses for the years ended December 31, 2023 and December 31, 2022, together with the changes in those items in dollars (in thousands):

	Years Ended December 31,
	2023	2022	Change
External research and development expenses	$154,178	$111,831	$42,347
Employee related expenses	109,878	89,547	20,331
Facility and IT related expenses	69,339	54,048	15,291
Stock-based compensation expense	57,812	52,004	5,808
Other expenses	46,174	4,164	42,010
Total research and development expenses	$437,381	$311,594	$125,787

The increase of $125.8 million was primarily due to the following:

•
A $42.4 million increase in external research and development expenses driven by a $45.6 million increase in outsourced services, driven primarily by clinical and manufacturing expenses for our clinical stage programs and IND enabling activities for our lead liver programs as well as animal studies conducted to further our collaboration programs and LNP platform. Partially offsetting the rise in external research and development expenses is a decrease of $3.2 million in lab supplies due primarily to the movement of our lead programs beyond research and process development activities;
•
An increase of $42.0 million in other expenses primarily due to increases of accrued liabilities for estimated license fees associated with our transaction with Lilly;

•
An increase of $20.3 million of employee related expenses and $15.3 million of facility and information technology (IT) related costs, including depreciation, due to the annualized impact of the higher number of research and development employees prior to our strategic restructuring in October 2023, the severance related to the restructuring and the expense allocated to research and development related to our leased facilities; and
•
An increase of $5.8 million in stock-based compensation from additional stock options and restricted stock units granted during the year.

Research and development expenses are expected to continue to increase as we advance clinical trials for BEAM-101, BEAM-201, BEAM-302, and BEAM-301, continue our current research programs, initiate new research programs, continue the preclinical and clinical development of our product candidates, conduct any future preclinical studies, and begin to enroll patients in and conduct clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $116.8 million and $87.8 million for the years ended December 31, 2023 and 2022, respectively. The increase of $29.0 million was primarily due to the following:

•
An increase of $8.5 million in stock-based compensation from additional stock options and restricted stock units granted during the year;
•
An increase of $14.1 million in legal expenses; and
•
An increase of $3.9 million in personnel related costs and $3.0 million of facility and IT related costs, including depreciation, due to costs associated with our strategic restructuring in October 2023, as well as the expense allocated to general and administrative expenses related to our leased facilities.

The increase was partially offset by the following:

•
A net decrease of $0.5 million of other expenses driven primarily by reduced insurance costs.

Change in fair value of derivative liabilities

During the year ended December 31, 2023, we recorded $7.5 million of other income related to the change in fair value of the success payment liabilities as compared to $23.9 million for the year ended December 31, 2022, driven by the decline in the price of our common stock. A portion of the success payments was paid in June 2021; the remaining success payment obligations are still outstanding as of December 31, 2023 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the years ended December 31, 2023 and 2022,we recorded other expense of $18.6 million and other income of $20.2 million, respectively, as a result of changes in the fair value of our investments in Verve and Prime Medicine common stock.

Change in contingent consideration liabilities

During the years ended December 31, 2023 and 2022, we recorded $9.7 million and $18.9 million, respectively, of other income related to the change in fair value of the Guide technology and product contingent consideration liabilities as a result of an update in project timelines and the expected probability of achievement of the milestones.

Interest and other income (expense), net

Interest and other income (expense), net was $46.7 million and $15.3 million of other income for the years ended December 31, 2023 and December 31, 2022, respectively. The increase was primarily due to increases in interest income driven by increased market rates and growth of our investment portfolio.

Provision for income taxes

We recorded income tax provision of $1.4 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively, which reflects that we generated taxable income that was not fully offset by the use of tax operating loss carryforwards and tax credits Our taxable income includes income recognized in the year ended December 31, 2023 related to the Lilly Agreement and in the year ended December 31, 2022 income recognized related to collaboration agreements with Apellis and Pfizer, which were deferred in 2021 for tax purposes. In addition, taxable income is higher than book expenses due to the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years.

Loss from equity method investment

For the year ended December 31, 2022, we recorded a loss from equity method investment of $25.5 million in association with a basis difference attributable to Orbital's in-process research and development with no alternative future use, which was immediately expensed as of the date of this investment. As of December 31, 2022 the investment had been written down to zero. See Notes 2 and 11 to our consolidated financial statements for more information regarding the equity method of accounting.

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

In April 2021, we entered into an at the market, or ATM, sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we were entitled to offer and sell, from time to time at prevailing market prices, shares of our common stock having aggregate gross proceeds of up to $300.0 million. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of December 31, 2023, we have sold 2,908,009 shares of our common stock under the Sales Agreement at an average price of $103.16 per share for aggregate gross proceeds of $300.0 million, before deducting commissions and offering expenses payable by us.

In July 2021 and May 2023, we and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, we may offer and sell shares of common stock having an aggregate offering price of an additional $800.0 million. As of December 31, 2023, we have sold 10,860,992 additional shares of our common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by us.

In October 2023, we entered into the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under our amended collaboration and license agreement, or the Verve Agreement, with Verve, including our opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease. We received a $200.0 million upfront payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events. In connection with the Lilly Agreement, we and Lilly entered into a Stock Purchase Agreement providing for the sale and issuance of 2,004,811 shares of our common stock to Lilly for an aggregate purchase price of $50.0 million. We received the consideration under the Stock Purchase Agreement of $50.0 million in October 2023 and the upfront payment of $200.0 million in November 2023. We have accrued approximately $43.3 million of contingent obligations that may be due associated with payments received under the Lilly Agreement for which discussions are continuing related to the potential applicability to such payments of the terms of license agreements.

As of December 31, 2023, we had $1.2 billion in cash, cash equivalents, and marketable securities.

We are required to make success payments to Harvard and Broad Institute based on increases in the per share fair market value of our common stock. The amounts due may be settled in cash or shares of our common stock, at our discretion. We may owe Harvard and Broad Institute success payments of up to an additional $90.0 million each.

We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from the sale of our product candidates for the foreseeable future. We anticipate that we may need to raise additional capital in order to continue to fund our research and development, including our planned preclinical studies and clinical trials, maintaining and operating our commercial-scale cGMP manufacturing facility, and new product development, as well as to fund our general operations. As necessary, we will seek to raise additional capital through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of capital to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$(149,195)	$22,527	$(66,268)
Net cash provided by (used in) investing activities	71,840	(461,336)	(294,144)
Net cash provided by (used in) financing activities	276,448	111,590	756,141
Net change in cash, cash equivalents and restricted cash	$199,093	$(327,219)	$395,729

Operating activities

Net cash used in operating activities for the year ended December 31, 2023 was $149.2 million including, $216.4 million of cash received under the Lilly transaction, increases in accrued expenses and other liabilities of $67.7 million, as well as noncash items consisting of stock-based compensation expense of $98.6 million, a decrease in the fair value of non-controlling equity investments of $18.6 million, depreciation and amortization expense of $20.0 million and changes in operating lease ROU assets of $9.5 million.

These sources of cash were offset in part by our net loss of $132.5 million, a decrease in deferred revenue of $159.6 million, a decrease in operating lease liabilities of $10.2 million, decreases in accounts payable of $7.6 million, other long-term liabilities of $0.2 million, increases in prepaid expenses and other current assets of $6.5 million and collaborations receivables of $0.1 million, as well as noncash items including amortization of investment discounts and premiums of $29.7 million, decreases in the fair value of derivative liabilities of $7.5 million and a change in the fair value of contingent consideration liabilities of $9.7 million.

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

These sources of cash were offset in part by our net loss of $289.1 million, a decrease in deferred revenue of $35.9 million, net of the $25.0 million First Anniversary Payment collected from Apellis during the year ended December 31, 2022, decreases in accrued expenses and other liabilities of $16.9 million, an increase in prepaid expenses and other current assets of $7.8 million and a decrease in other long-term liabilities of $2.6 million, as well as noncash items including a decrease in the fair value of derivative liabilities of $23.9 million, an increase in the fair value of non-controlling equity investments of $20.2 million, a change in the fair value of contingent consideration liabilities of $18.9 million and amortization of investment discounts and premiums of $9.4 million.

Investing activities

For the year ended December 31, 2023, cash provided by investing activities of $71.8 million was primarily the net result of maturities of marketable securities partially offset by purchases of marketable securities, in addition to purchases of property and equipment of $33.7 million.

For the year ended December 31, 2022, cash used in investing activities was primarily the net result of purchases of marketable securities partially offset by maturities of marketable securities of $412.4 million, in addition to purchases of property and equipment of $49.0 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2023 of $276.4 million consisted primarily of proceeds from equity offerings of $236.6 million, net of sales commissions, proceeds from the issuance of shares from the Lilly Agreement of $33.6 million, $6.1 million of proceeds from the exercise of stock options, and $3.0 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, offset in part by net repayments of equipment financing liabilities of $2.3 million and payment of equity offering costs of $0.6 million.

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

We expect that our cash, cash equivalents, and marketable securities at December 31, 2023 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

•
the costs of operating and expanding our manufacturing capacity; and
•
the impact on our business of macro-economic conditions, as well as the prevailing level of macro-economic, business, and operational uncertainty, including as a result of geopolitical events or other global or regional events.

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

Contractual obligations

We lease certain assets under noncancelable operating leases, which expire through 2037. The leases relate primarily to office space, laboratory and manufacturing space, and equipment. Aggregate future minimum commitments under these office and laboratory leases and equipment leases are $251.4 million as of December 31, 2023, excluding any related common area maintenance charges or real estate taxes.

In May 2021, the first success payment measurements under the Harvard License Agreement and Broad License Agreement occurred and success payments to Harvard and Broad Institute were calculated to be $15.0 million and $15.0 million, respectively. We elected to make each payment in shares of our common stock and issued 174,825 shares of our common stock to each of Harvard and Broad Institute to settle these liabilities in June 2021. The remaining success payment obligations are still outstanding as of December 31, 2023. We may additionally owe Harvard and Broad Institute success payments of up to an additional $90.0 million each.

We are potentially obligated to pay certain milestone and success fees, non-royalty sublicense income fees, royalty fees, licensing maintenance fees, and reimbursement of patent maintenance costs under agreements we have entered into with certain institutions to license intellectual property. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial and success payment milestones. These amounts are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition

At inception, we determine whether contracts are within the scope of ASC 606, Revenue from Contracts with Customers, or ASC 606, or other topics. For contracts that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. To achieve this core principle, we apply the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the performance obligation is satisfied. We only apply the five-step model to contracts when we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

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

Licenses of intellectual property, or IP: If the license to our IP is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the licenses. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. We generally recognize revenue using the cost incurred to date as compared to the total estimated cost. Changes in estimates of total internal and external costs expected to be incurred and timing of when those costs are expected to be incurred are recognized in the period of change as a cumulative catch-up adjustment. If estimates of the total estimated cost change, or if contract amendments change the scope of the performance obligations, the impacts could be material. Determining the revenue recognition of IP licenses requires significant judgment and is discussed in further detail for each of our license and collaboration agreements in Note 10 and 11.

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

When no performance obligations are required of us, or following the completion of the performance obligation period, amounts are recognized as revenue upon transfer of control of the goods or services to the customer. Generally, all amounts received or due other than sales-based milestones and royalties are classified as license and collaboration revenue. Sales-based milestones and royalties will be recognized as royalty revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

Fair value measurements – Success payments

We are required to make success payments to Harvard and Broad Institute based on increases in the per share fair market value of our common stock. Any amounts due may be settled in cash or shares of our common stock, at our discretion. The success payments are accounted for as a derivative under Accounting Standards Codification 815, Derivatives and Hedging and were initially recorded at fair value with a corresponding charge to research and development expense. The liabilities are marked to market at each balance sheet date with all changes in value recognized in interest and other income (expense) in the consolidated statement of operations and other comprehensive loss. We will continue to adjust the liability for changes in fair value until the earlier of the achievement or expiration of the success payment obligation. To determine the estimated fair value of the success payments, we used a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the price per share at the time of success payment. A significant change in our stock price or volatility could have a significant impact on the value of the liability.

Accrued and prepaid research and development costs

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses and prepaid research and development costs. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to vendors in connection with preclinical development activities and vendors related to development, manufacturing and distribution of product candidate materials.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $1.2 billion, which consisted of cash, money market funds, commercial paper, corporate notes and corporate equity securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our senior management has concluded that the internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, Deloitte & Touche LLP, issued an attestation report on our internal control over financial reporting. See below.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Beam Therapeutics Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Beam Therapeutics Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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

February 27, 2024

Item 9B. Other Information.

Director and Officer Trading Arrangements

The following table describes for the quarterly period ended December 31, 2023 each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Giuseppe Ciaramella (President)	Adoption (December 20, 2023)	Rule 10b5-1 trading arrangement	Sale	Until June 30, 2024, or such earlier date upon which all transactions are completed or expire without execution.	Up to 147,603 shares
Terry-Ann Burrell (Chief Financial Officer)	Adoption (December 8, 2023)	Rule 10b5-1 trading arrangement	Sale	Until December 31, 2024, or such earlier date upon which all transactions are completed or expire without execution.	Up to 100,000 shares
Christine Bellon (Chief Legal Officer)	Adoption (December 12, 2023)	Rule 10b5-1 trading arrangement	Sale	Until November 10, 2024, or such earlier date upon which all transactions are completed or expire without execution.	Up to 20,000 shares

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive Compensation" and "Director Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Certain Relationship and Related Person Transactions” and “Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the sections captioned “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policy and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3. Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

2.1#	Agreement and Plan of Merger, dated February 22, 2021, among Beam Therapeutics Inc., Galileo Merger Sub I, Inc., Galileo Merger Sub II, LLC, Guide Therapeutics, Inc. (“Guide”), Shareholder Representative Services LLC, and the Guide Holders Signatory thereto	10-K	001-39208	03/15/2021	2.1

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Second Amended and Restated By-laws of Beam Therapeutics Inc.	10-K	001-39208	2/28/2023	3.2

4.1	Specimen stock certificate evidencing shares of common stock	S-1	333-233985	09/27/2019	4.1

4.2	Amended and Restated Investors’ Rights Agreement, among Beam Therapeutics Inc. and the investors party thereto, dated November 8, 2018	S-1	333-233985	09/27/2019	4.2

4.3	Form of Purchase Agreement, dated as of January 16, 2021, among Beam Therapeutics Inc. and each purchaser party thereto	8-K	001-39208	01/19/2021	10.1

4.4	Description of Registered Securities	S-3	333-254946	4/01/2021	4.11

10.1	Lease, between UP 26 Landsdowne, LLC and Beam Therapeutics Inc., dated February 21, 2018	S-1	333-233985	09/27/2019	10.1

10.2	Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated April 24, 2019	S-1	333-233985	09/27/2019	10.2

10.3	Sales Agreement, dated April 1, 2021, by and between Beam Therapeutics Inc. and Jefferies LLC.	8-K	001-39208	04/01/2021	1.1

10.4#	License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated June 27, 2017	S-1	333-233985	09/27/2019	10.4

10.5#	Amendment No. 1 to License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated December 12, 2017	10-K	001-39208	03/15/2021	10.5

10.6#	Amendment No. 2 to License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated March 27, 2020	10-K	001-39208	03/15/21	10.6

10.7#	License Agreement, between The Broad Institute, Inc. and Blink Therapeutics Inc., dated May 9, 2018	S-1	333-233985	09/27/2019	10.5

10.8#	First Amendment to License Agreement, between The Broad Institute, Inc. and Blink Therapeutics Inc., dated September 4, 2018	10-K	001-39208	03/15/2021	10.8

10.9#	License Agreement, between Editas Medicine, Inc. and Beam Therapeutics Inc., dated May 9, 2018	S-1	333-233985	09/27/2019	10.6

10.10#	Letter Agreement, between Beam Therapeutics Inc., The Broad Institute, Inc., the President and Fellows of Harvard College, and Editas Medicine, Inc., dated September 26, 2018	10-K	001-39208	03/15/2021	10.10

10.11	Letter Agreement, between the President and Fellows of Harvard College, The Broad Institute, Inc., and Beam Therapeutics Inc., dated January 7, 2021.	10-K	001-39208	03/15/22021	10.11

10.12#	License Agreement, between Bio Palette Co., Ltd. and Beam Therapeutics Inc., dated March 27, 2019	S-1	333-233985	09/27/2019	10.7

10.13+	Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1/A	333-233985	01/27/2020	10.8

10.14+	Form of Restricted Stock Agreement under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.9

10.15+	Form of Incentive Stock Option Grant Notice under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.10

10.16+	Form of Non-Qualified Stock Option Grant Notice under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.11

10.17+	Form of Indemnification Agreement between Beam Therapeutics Inc. and its directors and officers	S-1	333-233985	09/27/2019	10.12

10.18+	Amended and Restated Letter Agreement between Beam Therapeutics Inc. and John Evans, dated June 9, 2021	10-Q	333-233985	08/10/2021	10.1

10.19+	Amended and Restated Employment Agreement between Beam Therapeutics Inc. and Giuseppe Ciaramella, dated January 24, 2020	S-1/A	333-233985	01/27/2020	10.14

10.20+	Letter Agreement between Beam Therapeutics Inc. and Terry-Ann Burrell, dated January 24, 2020	S-1/A	333-233985	01/27/2020	10.15

10.21+	Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.16

10.22+	Form of Incentive Stock Option Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.17

10.23+	Form of Non-Statutory Stock Option Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.18

10.24+	Form of Non-Statutory Stock Option Agreement (Non-Employee Directors) under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.19

10.25+	Form of Restricted Stock Unit Award Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	10-K	001-39208	3/15/2021	10.25

10.26+	Form of Restricted Stock Award Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	10-K	001-39208	03/15/2021	10.26

10.27+	Amended and Restated Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan	10-K	001-39208	2/28/2022	10.27

10.28+	Beam Therapeutics Inc. 2019 Cash Incentive Plan	S-1/A	333-233985	01/27/2020	10.21

10.29+	Amended and Restated Beam Therapeutics Inc. Non-Employee Director Compensation Policy, dated January 22, 2024					X

10.30	Lease Agreement between Beam Therapeutics Inc. and ARE-NC Region No. 14, LLC	10-Q	001-39208	08/12/2020	10.1

10.31	Amendment No. 1 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated April 14, 2020	10-K	001-39208	02/28/2022	10.31

10.32	Amendment No. 2 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated November 17, 2020	10-K	001-39208	02/28/2022	10.32

10.33	Amendment No. 3 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated August 24, 2021	10-K	001-39208	02/28/2022	10.33

10.34	Amendment No. 1 to Sales Agreement, dated July 7, 2021, by and between Beam Therapeutics Inc. and Jefferies LLC	8-K	001-39208	07/07/2021	1.1

10.35	Amendment No. 4 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated December 7, 2022	10-K	001-39208	02/28/2023	10.35

10.36+	Letter Agreement between Beam Therapeutics Inc. and Christine Bellon, dated January 24, 2020	10-Q	001-39208	5/10/2023	10.1

10.37+	Letter Agreement between Beam Therapeutics Inc. and Amy Simon, dated January 29, 2021	10-Q	001-39208	5/10/2023	10.2

10.38	Amendment No. 2 to Sales Agreement, dated May 10, 2023, by and between Beam Therapeutics Inc. and Jefferies LLC	8-K	001-39208	5/10/2023	1.1

10.39	First Amendment to Lease, between Beam Therapeutics Inc. and ARE-NC Region No. 14, LLC, dated June 23, 2022					X

10.40	Second Amendment to Lease, between Beam Therapeutics Inc. and ARE-NC Region No. 14, LLC, dated March 31, 2023					X

10.41	Third Amendment to Lease, between Beam Therapeutics Inc. and ARE-NC Region No.14, LLC, dated January 1, 2024					X

21.1	List of Subsidiaries of Beam Therapeutics Inc.	10-K	001-39208	2/28/2022	21.1

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Clawback Policy					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

BEAM THERAPEUTICS INC.

Date: February 27, 2024	By:	/s/ John Evans
John Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Evans	Chief Executive Officer and Director	February 27, 2024
John Evans	(Principal Executive Officer)

/s/ Terry-Ann Burrell	Chief Financial Officer and Treasurer	February 27, 2024
Terry-Ann Burrell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kristina Burow	Director	February 27, 2024
Kristina Burow

/s/ Graham Cooper	Director	February 27, 2024
Graham Cooper

/s/ Mark Fishman	Director	February 27, 2024
Mark Fishman, M.D.

/s/ Carole Ho	Director	February 27, 2024
Carole Ho, M.D.

/s/ John Maraganore	Director	February 27, 2024
John Maraganore, Ph.D.

/s/ Christi Shaw	Director	February 27, 2024
Christi Shaw

/s/ Kathleen Walsh	Director	February 27, 2024
Kathleen Walsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Beam Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beam Therapeutics Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2023, the Company recognized revenue of $377.7 million. As discussed in Note 2 to the consolidated financial statements, at inception, the Company determines whether contracts are within the scope of ASC 606, Revenue from Contracts with Customers, or ASC 606, or other topics. For contracts that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services. To achieve this core principle, the Company applies the following five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the performance obligation is satisfied. For performance obligations where revenue is recognized over time, the Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company generally recognizes revenue using the cost incurred to date as compared to the total estimated cost. The impact on revenue of changes in total estimated costs are recognized on a cumulative basis in the period that the change occurs. If estimates of the total cost change, or if contract amendments change the scope of the performance obligation, the required adjustments to revenue could be material.

Auditing the Company’s accounting treatment for revenue contracts under ASC 606 required an increased extent of effort and a high degree of auditor judgment, due to the complex and judgmental nature of evaluating management’s determination of the performance obligation(s) and the transaction price. In addition, auditing revenue recognized using a measure of progress is especially challenging because the determination of the measure of progress involves significant management judgment to estimate the total cost to satisfy the applicable performance obligation under the contract.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue included the following, among others:

•
We tested the effectiveness of internal controls over revenue recognition, including management’s controls over the estimate of total cost to satisfy the performance obligation.
•
We made a selection of revenue contracts and performed the following:
o
We obtained and read the relevant contracts and other documents related to the revenue transactions.
o
We evaluated the Company’s accounting analysis for the applicable contract, including the application to the relevant authoritative guidance.
o
We tested the amount of revenue recognized, including when applicable, the measurement of progress for revenue that is recognized over time.
o
We tested management’s estimate of the total cost of satisfying the performance obligation, including retrospective reviews of the changes in such estimates over time.
o
When significant valuation judgments were applicable, we tested management’s judgment of the transaction price with the assistance of fair value specialists.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 27, 2024

We have served as the Company’s auditor since 2018.

Beam Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$435,895	$232,767
Marketable securities	753,981	845,367
Prepaid expenses and other current assets	21,167	14,762
Total current assets	1,211,043	1,092,896
Property and equipment, net	124,960	115,620
Restricted cash	8,719	12,754
Operating lease right-of-use assets	112,846	118,513
Other assets	2,146	1,931
Total assets	$1,459,714	$1,341,714
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,617	$9,029
Accrued expenses and other current liabilities	111,664	49,912
Derivative liabilities	10,800	18,300
Current portion of deferred revenue	68,706	135,974
Current portion of lease liability	12,778	10,380
Total current liabilities	205,565	223,595
Long-term lease liability	159,911	168,625
Contingent consideration liabilities	2,723	12,463
Long-term portion of deferred revenue	109,888	202,179
Other liabilities	298	1,378
Total liabilities	478,385	608,240
Commitments and contingencies (See Note 10, License agreements and Note 11, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 81,632,496 and 71,277,339 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	816	712
Additional paid-in capital	2,169,798	1,792,554
Accumulated other comprehensive (loss) income	604	(2,430)
Accumulated deficit	(1,189,889)	(1,057,362)
Total stockholders’ equity	981,329	733,474
Total liabilities and stockholders’ equity	$1,459,714	$1,341,714

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
License and collaboration revenue	$377,709	$60,920	$51,844
Operating expenses:
Research and development	437,381	311,594	387,087
General and administrative	116,813	87,805	57,222
Total operating expenses	554,194	399,399	444,309
Loss from operations	(176,485)	(338,479)	(392,465)
Other income (expense):
Change in fair value of derivative liabilities	7,500	23,900	(1,000)
Change in fair value of non-controlling equity investments	(18,592)	20,200	17,690
Change in fair value of contingent consideration liabilities	9,740	18,904	5,146
Interest and other income (expense), net	46,676	15,297	(9)
Total other income (expense)	45,324	78,301	21,827
Net loss before income taxes	$(131,161)	$(260,178)	$(370,638)
Provision for income taxes	(1,366)	(3,410)	—
Loss from equity method investment	—	(25,500)	—
Net loss	$(132,527)	$(289,088)	$(370,638)
Unrealized gain (loss) on marketable securities	3,034	(2,380)	(41)
Comprehensive loss	$(129,493)	$(291,468)	$(370,679)
Net loss per common share, basic and diluted	$(1.72)	$(4.13)	$(5.77)
Weighted-average common shares outstanding, basic and diluted	77,151,771	70,015,305	64,227,676

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	57,254,178	$573	$642,633	$(9)	$(397,636)	$245,561
Issuance of common stock from private placement, net of issuance costs of $8.0 million	2,795,700	28	251,977	—	—	252,005
Issuance of common stock from At-the-Market offering, net of issuance costs of $14.6 million	4,907,195	49	496,574	—	—	496,623
Issuance of common stock for success payment liability	349,650	4	29,996	—	—	30,000
Issuance of common stock to acquire Guide	1,087,153	10	120,022	—	—	120,032
Vesting of restricted common stock	1,020,887	10	(10)	—	—	—
Stock-based compensation	—	—	43,570	—	—	43,570
Exercise of common stock options	974,662	10	9,616	—	—	9,626
Other comprehensive income (loss)	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(370,638)	(370,638)
Balance at December 31, 2021	68,389,425	$684	$1,594,378	$(50)	$(768,274)	$826,738
Purchase of common stock under ESPP	70,073	—	3,075	—	—	3,075
Issuance of common stock from At-the-Market offering, net of issuance costs of $2.7 million	1,909,103	19	108,057	—	—	108,076
Vesting of restricted common stock	424,303	4	(4)	—	—	—
Stock-based compensation	—	—	84,321	—	—	84,321
Exercise of common stock options	484,435	5	2,727	—	—	2,732
Other comprehensive income (loss)	—	—	—	(2,380)	—	(2,380)
Net loss	—	—	—	—	(289,088)	(289,088)
Balance at December 31, 2022	71,277,339	$712	$1,792,554	$(2,430)	$(1,057,362)	$733,474
Purchase of common stock under ESPP	130,403	1	3,031	—	—	3,032
Issuance of common stock from At-the-Market offering, net of issuance costs of $6.1 million	6,952,703	70	235,868	—	—	235,938
Issuance of unregistered common shares in connection with license agreement	2,004,811	20	33,580	—	—	33,600
Vesting of restricted common stock	469,531	5	(5)	—	—	—
Stock-based compensation	—	—	98,647	—	—	98,647
Exercise of common stock options	797,709	8	6,123	—	—	6,131
Other comprehensive income (loss)	—	—	—	3,034	—	3,034
Net loss	—	—	—	—	(132,527)	(132,527)
Balance at December 31, 2023	81,632,496	$816	$2,169,798	$604	$(1,189,889)	$981,329

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(132,527)	$(289,088)	$(370,638)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from equity method investment	—	25,500	—
Depreciation and amortization	20,012	14,147	7,451
Amortization of investment (discount) premiums	(29,743)	(9,410)	(75)
In-process research and development charge	—	—	154,953
Stock-based compensation expense	98,647	84,321	43,570
Change in operating lease right-of-use assets	9,519	8,430	8,990
Change in fair value of derivative liabilities	(7,500)	(23,900)	1,000
Change in fair value of contingent consideration liabilities	(9,740)	(18,904)	(5,146)
Change in fair value of non-controlling equity investments	18,592	(20,200)	(17,690)
Other	—	3	63
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,473)	(7,753)	746
Other long-term assets	—	—	(197)
Accounts payable	(7,578)	2,373	818
Accrued expenses and other liabilities	67,663	(16,933)	43,914
Operating lease liabilities	(10,168)	12,430	16,028
Collaboration receivable	(146)	300,000	(300,000)
Deferred revenue	(159,559)	(35,920)	348,156
Other long-term liabilities	(194)	(2,569)	1,789
Net cash provided by (used in) operating activities	(149,195)	22,527	(66,268)
Investing activities
Purchases of property and equipment	(33,732)	(48,951)	(46,811)
Purchases of marketable securities	(984,338)	(1,616,999)	(777,223)
Maturities of marketable securities	1,089,910	1,204,614	529,270
Net cash acquired from Guide	—	—	620
Net cash provided by (used in) investing activities	71,840	(461,336)	(294,144)
Financing activities
Proceeds from issuance of common shares, net of commissions	236,568	108,258	757,449
Proceeds from issuances of stock under ESPP	3,032	3,075	—
Payment of equity offering costs	(631)	(188)	(8,816)
Equipment financings, net	(2,252)	(2,287)	(2,118)
Proceeds from exercise of stock options	6,131	2,732	9,626
Proceeds from private stock issuance	33,600	—	—
Net cash provided by (used in) financing activities	276,448	111,590	756,141

Net change in cash, cash equivalents and restricted cash	199,093	(327,219)	395,729
Cash, cash equivalents and restricted cash—beginning of period	245,521	572,740	177,011
Cash, cash equivalents and restricted cash—end of period	$444,614	$245,521	$572,740
The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated statements of cash flows (continued)

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$160	$376	$567

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$1,403	$5,783	$9,264
Operating lease liabilities arising from obtaining right-of-use assets	$3,852	$41,050	$25,925
Equity issuance costs in accounts payable and accrued expenses	$—	$—	$5
Fair value of common stock issued to settle success payment liability	$—	$—	$30,000
Contingent consideration liabilities assumed in asset acquisition	$—	$—	$36,513
Fair value of equity instruments issued in connection with asset acquisition	$—	$—	$120,032
Non-cash contribution of intellectual property to Orbital Therapeutics, Inc.	$—	$25,500	$—

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

Liquidity and capital resources

Since its inception, the Company has devoted substantially all of its resources to building its base editing platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, making arrangements to conduct manufacturing activities with contract manufacturing organizations, research and development costs including preclinical studies and IND-enabling studies, organizing and staffing the Company, maintaining its facilities and new facility build-outs, business planning, raising capital and providing general and administrative support for these operations. The Company has established internal manufacturing capabilities. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

In April 2021, the Company entered into a sales agreement, or the Sales Agreement, with Jefferies, LLC, or Jefferies, pursuant to which the Company was entitled to offer and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $300.0 million. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of December 31, 2023, the Company has sold 2,908,009 shares of its common stock under the Sales Agreement at an average price of $103.16 per share for aggregate gross proceeds of $300.0 million, before deducting commissions and offering expenses payable by the Company.

In July 2021 and May 2023, the Company and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, the Company may offer and sell shares of common stock having an aggregate offering price of an additional $800.0 million. As of December 31, 2023, the Company has sold 10,860,992 additional shares of its common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by the Company, resulting in an aggregate of $864.0 million in gross proceeds received under the Sales Agreement, as amended, as of December 31, 2023.

In October 2023, the Company entered into a Transfer and Delegation Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Company’s amended collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, including the Company’s opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease. The Company received a $200.0 million upfront payment and is eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events. In connection with the Lilly Agreement, the Company and Lilly entered into a Stock Purchase Agreement providing for the sale and issuance of 2,004,811 shares of the Company’s common stock to Lilly for an aggregate purchase price of $50.0 million. The Company received the consideration under the Stock Purchase Agreement of $50.0 million in October 2023 and the upfront payment of $200.0 million in November 2023.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.2 billion as of December 31, 2023. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of December 31, 2023 of $1.2 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or the FASB.

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, incremental borrowing rate used in the calculation of lease liabilities, research and development expenses, the fair values of common stock, stock-based compensation, contingent consideration liabilities, success payments, estimated license fees, contingent liabilities, and certain judgments regarding revenue recognition. Actual results could differ from these estimates.

Cash, cash equivalents, and restricted cash

Cash and cash equivalents consist of checking accounts, money market accounts, and all highly liquid investments with a remaining maturity of three months or less at the date of purchase. Restricted cash represents collateral provided for letters of credit issued as security deposits in connection with the Company’s leases of its facilities.

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$435,895	$232,767	$559,994
Restricted cash	8,719	12,754	12,746
Total cash, cash equivalents, and restricted cash	$444,614	$245,521	$572,740

Marketable securities

The Company classifies marketable securities as available-for-sale. Available-for-sale securities consist of commercial paper, high-grade corporate notes, U.S. Treasury securities and government securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive (loss) income as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expensed over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in interest and other income (expense), net.

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

Concentrations of credit risk

Financial instruments that are potentially subject to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and restricted cash. The Company attempts to minimize the risk related to marketable securities by working with highly rated financial institutions that invest in a broad and diverse range of financial instruments. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The Company maintains its funds in accordance with its investment policy, which defines allowable investments, specifies credit quality standards and is designed to limit credit exposure to any single issuer.

Guarantees and indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. For the years ended December 31, 2023, 2022 and 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Equity issuance costs

The Company capitalizes incremental legal, professional, accounting and other third-party fees that were directly associated with its stock offerings as other non-current assets until the offerings are consummated. Upon consummation, these costs are recorded in stockholders’ equity as a reduction of additional paid-in-capital generated as a result of the offerings. As of December 31, 2023 and 2022, there were no deferred offering costs.

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

Level 3—Unobservable inputs for the asset or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

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

There have been no changes to the valuation methods utilized during the years ended December 31, 2023 and 2022. The Company evaluates transfers between levels at the end of each reporting period.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or asset groups) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2023, 2022 and 2021.

Freestanding financial instruments and derivatives

Pursuant to a license agreement between the President and Fellows of Harvard College, or Harvard, and the Company, or the Harvard License Agreement, and a license agreement with The Broad Institute, Inc., or Broad Institute, and the Company, or the Broad License Agreement, (see Note 10), the Company is required to make success payments to Harvard and Broad Institute based the achievement of specified multiples of the initial weighted average value of the Company’s redeemable convertible Series A-1 Preferred Stock and the Company’s redeemable convertible Series A-2 Preferred Stock, or together the Series A Preferred, at specified valuation dates, payable in cash or Company common stock. Subsequent to the IPO, the amount of the success payments is based on the market value of Beam’s common stock. The success payments are accounted for as derivatives under ASC 815, Derivatives and Hedging and were initially recorded at fair value with a corresponding charge to research and development expense. The liabilities are recorded at fair value at each balance sheet date with all changes in value recognized in other income (expense), in the consolidated statement of operations and other comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the achievement or expiration of the success payment obligation. To determine the estimated fair value of the success payments, the Company used a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the value of the Series A Preferred, prior to the IPO, and the value of the Company’s common stock, subsequent to the IPO.

Leases and rent expense

The Company accounts for leases using a right-of-use, or ROU, model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as ROU assets and short-term and long-term lease liabilities, as applicable. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company typically only includes an initial lease term in its assessment of the term of the lease arrangement. It also considers termination options and factors those into the determination of lease payments. Options to renew a lease are not included in the lease term unless there is reasonable certainty that the Company will renew.

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the ROU asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The Company is required to pay fees for operating expenses in addition to monthly base rent for certain operating leases (non-lease components). The Company has elected the practical expedient which allows non-lease components to be combined with lease components for all asset classes. Variable lease payments are not included within the lease right-of-use asset and lease liability on the consolidated balance sheet, and instead are reflected as expense in the period they are incurred.

Leasehold improvements are not unique and are retained by the lessor at the end of the lease. However, in the case of a space designed to be suitable for the Company’s specific real estate needs and if the Company is responsible for cost overruns, the Company is the accounting owner of the leasehold improvements and costs associated are capitalized.

The Company’s real estate operating leases provide for scheduled annual rent increases throughout the lease terms. The Company recognizes the effects of the scheduled rent increases on a straight-line basis over the full terms of the lease. Tenant improvement allowances, if any, provided by a landlord are recorded as a reduction of the ROU asset related to that lease at lease commencement.

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

Contingent consideration liabilities

The Company may be required to make milestone payments to the former stockholders and optionholders of Guide Therapeutics, Inc., or Guide, in the form of its common stock based on the achievement of certain product and technology milestones. The payments are accounted for under ASC 480, Distinguishing Liabilities from Equity. These contingent consideration liabilities are carried at fair value which was estimated by applying a probability-based model, which utilized inputs primarily based upon the achievement and related timing of certain product and technology milestones that were unobservable in the market. The estimated fair value of contingent consideration liabilities, initially measured and recorded on the acquisition date, are considered to be a Level 3 measurement and are reviewed quarterly, or whenever events or circumstances occur that indicate a change in fair value. The contingent consideration liabilities are recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in other income (expense) in the consolidated statements of operations and other comprehensive loss.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment and is discussed in further detail for each of the Company’s license and collaboration agreements in Note 11.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. Determining the standalone selling price requires significant judgment and is discussed in further detail for each of the Company’s license and collaboration agreements in Note 11.

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

Licenses of intellectual property, or IP: If the license to the Company’s IP is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the licenses. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company generally recognizes revenue using the cost incurred to date as compared to the total estimated cost. The impact on revenue of changes in total estimated costs are recognized on a cumulative basis in the period that the change occurs. If estimates of the total cost change, or if contract amendments change the scope of the performance obligation, the required adjustments to revenue could be material. Determining the revenue recognition of IP licenses requires significant judgment and is discussed in further detail for each of the Company’s license and collaboration agreements in Notes 10 and 11.

Milestone payments: At the inception of each arrangement that includes development or regulatory milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore consideration included in the transaction price is constrained. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

When no remaining performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue upon transfer of control of the goods or services to the customer. Generally, all amounts received or due other than sales-based milestones and royalties are classified as license and collaboration revenue. Sales-based milestones and royalties will be recognized as royalty revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

Contract balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as an account or other receivable. A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. The contract liabilities, or deferred revenue, primarily relate to contracts where the Company has received payment, but it has not yet satisfied or fully satisfied the related performance obligations. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company satisfies its obligations under these arrangements. Upfront payment contract liabilities resulting from the Company’s license agreements do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by the Company.

The changes in the total deferred revenue for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Beginning balance	$338,153	$348,573
Additions to deferred revenue from license agreements	—	50,500
Amounts recognized in revenue	(159,559)	(60,920)
Ending balance	$178,594	$338,153

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

Variable interest entities

The Company reviews each legal entity in which it has a financial interest to determine whether or not the entity is a variable interest entity, or VIE. If the entity is a VIE, the Company assesses whether or not it is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to any contractual agreements and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company determines that it is the primary beneficiary of a VIE, it consolidates the financial statements of the VIE into its consolidated financial statements. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, or no longer has a variable interest in the VIE, the Company deconsolidates the VIE in the period that the determination is made.

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

Comprehensive loss

Comprehensive loss is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss as well as other changes in equity that are excluded from net loss. The Company’s only element of other comprehensive loss is unrealized gains and losses on marketable securities.

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

For purposes of the dilutive net loss per share calculation, stock options and stock units for which the performance and market vesting conditions have been deemed probable, potential dilutive securities, unvested restricted stock, and common stock options are considered to be common stock equivalents, while stock options and stock units with performance- or market-based vesting conditions that were not deemed probable of meeting the applicable vesting conditions are not considered to be common stock equivalents.

Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders was the same as basic net loss per share attributable to common stockholders, since dilutive common shares were not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023, 2022 and 2021.

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

At December 31, 2023, the Company accounted for its investment in Orbital under the equity method of accounting. The Company has no carrying value related to this investment as of December 31, 2023 and 2022. Refer to Note 11 for further details.

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

Recently announced accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this update expand income tax disclosure requirements, including additional information pertaining to the rate reconciliation, income taxes paid, and other disclosures. This update is effective for annual periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Leasehold improvements	$100,186	$85,804
Lab equipment	61,674	47,383
Furniture and fixtures	4,836	4,332
Computer equipment	3,163	3,073
Construction in process	5,283	5,198
Total property and equipment	175,142	145,790
Less accumulated depreciation	(50,182)	(30,170)
Property and equipment, net	$124,960	$115,620

The following table summarizes depreciation expense incurred (in thousands):

	Years Ended December 31,
	2023	2022	2021
Depreciation expense	$20,012	$14,097	$7,201

4. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities, equity securities of Verve Therapeutics, Inc., or Verve, and Prime Medicine, Inc., or Prime, contingent consideration liabilities related to the Agreement and Plan of Merger, dated February 23, 2021, between the Company and Guide, or the Guide Merger Agreement, and success payment derivative liabilities pursuant to the Harvard and Broad License Agreements.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2023 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$435,689	$435,689	$435,689	$—	$—
Marketable securities:
Commercial paper	285,289	285,289	—	285,289	—
Corporate notes	23,525	23,525	—	23,525	—
U.S. Treasury securities	152,147	152,147	—	152,147	—
U.S. Government securities	271,145	271,145	—	271,145	—
Corporate equity securities	21,875	21,875	21,875	—	—
Total assets	$1,189,670	$1,189,670	$457,564	$732,106	$—

Liabilities
Success payment liability – Harvard	$5,200	$5,200	$—	$—	$5,200
Success payment liability – Broad Institute	5,600	5,600	—	—	5,600
Contingent consideration liability – Technology	1,371	1,371	—	—	1,371
Contingent consideration liability – Product	1,352	1,352	—	—	1,352
Total liabilities	$13,523	$13,523	$—	$—	$13,523

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

During the years ended December 31, 2023 and 2022, the Company held an investment in Verve consisting of shares of Verve’s common stock. As of December 31, 2023, the Company owned 546,970 shares of Verve's common stock, the value of which is included in marketable securities in the consolidated balance sheet. The Company recorded the investment at fair value of $7.6 million and $10.6 million as of December 31, 2023 and 2022, respectively. The Company recognized $3.0 million and $9.6 million of other expense during the years ended December 31, 2023 and 2022, respectively, associated with changes in the fair value of Verve's common stock.

In October 2022, Prime completed an initial public offering of its common stock. As of December 31, 2023 and 2022, the Company owned 1,608,337 shares of Prime's common stock valued at $14.2 million and $29.9 million, respectively. The Company recognized $15.6 million of other expense and $29.8 million of other income during the years ended December 31, 2023 and 2022, respectively, associated with changes in the fair value of Prime's common stock.

The following table summarizes other income (expense) incurred due to changes in the fair value of corporate equity securities held (in thousands):

	Years Ended December 31,
	2023	2022	2021
Other income (expense)	$(18,592)	$20,200	$17,690

Success Payment Liability – As discussed further in Note 10, the Company is required to make payments to Harvard and Broad Institute based upon the achievement of specified multiples of the initial weighted average value of the Company’s Series A Preferred or, subsequent to the IPO, the market value of the Company's common stock, at specified valuation dates. The Company’s liability for the share-based success payments under the Harvard and Broad License Agreements are carried at fair value. To determine the estimated fair value of the success payment liability, the Company uses a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables.

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Fair value of common stock (per share)	$27.22	$39.11	$27.22	$39.11
Expected volatility	80%	82%	79%	82%
Expected term (years)	0.06 - 5.49	0.08-6.49	0.06 - 6.36	0.08-7.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Year Ended December 31, 2023
	Harvard	Broad Institute	Total
Balance at December 31, 2021	$21,000	$21,200	$42,200
Change in fair value	(12,000)	(11,900)	(23,900)
Balance at December 31, 2022	$9,000	$9,300	$18,300
Change in fair value	(3,800)	(3,700)	(7,500)
Balance at December 31, 2023	$5,200	$5,600	$10,800

Contingent consideration liabilities – As discussed further in Note 9, under the Guide Merger Agreement, Guide’s former stockholders and optionholders are eligible to receive up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in the Company’s common stock valued using the volume-weighted average price of the Company’s stock over the ten-day trading period ending two trading days prior to the date on which the applicable milestone is achieved. As these milestones are payable with a variable number of shares of the Company’s common stock, the milestone payments result in liability classification under ASC 480, Distinguishing Liabilities from Equity. These contingent consideration liabilities are carried at fair value which was estimated by applying a probability-based model, which utilized inputs based on timing of achievement that were unobservable in the market. These contingent consideration liabilities are classified within Level 3 of the fair value hierarchy.

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

	Technology Milestones		Product Milestones
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Discount Rate	10.00%	10.00%	10.00%	10.00%
Probability of Achievement	2-5%	5-15%	1-2%	2-15%
Projected Year of Achievement	2025	2024-2025	2025-2031	2025-2030

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	Technology Milestones	Product Milestones	Total
Balance at December 31, 2021	$24,359	$7,008	31,367
Change in fair value	(18,334)	(570)	(18,904)
Balance at December 31, 2022	$6,025	$6,438	$12,463
Change in fair value	(4,654)	(5,086)	(9,740)
Balance at December 31, 2023	$1,371	$1,352	$2,723

5. Marketable securities

The following table summarizes the Company’s marketable securities held at December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$285,054	$250	$(15)	$285,289
Corporate notes	23,462	63	—	23,525
U.S. Treasury securities	151,805	436	(94)	152,147
U.S. Government securities	271,181	328	(364)	271,145
Corporate equity securities	21,875	—	—	21,875
Total	$753,377	$1,077	$(473)	$753,981

The following table summarizes the Company’s marketable securities held at December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$578,813	$72	$(1,157)	$577,728
Corporate notes	19,033	—	(37)	18,996
U.S. Treasury securities	146,270	—	(958)	145,312
U.S. Government securities	63,214	13	(363)	62,864
Corporate equity securities	40,467	—	—	40,467
Total	$847,797	$85	$(2,515)	$845,367

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2023 and 2022, the balance in accumulated other comprehensive (loss) income was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the years ended December 31, 2023, 2022 and 2021 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The contractual maturity dates of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued contingent obligation, refer to Note 10	$43,280	$—
Employee compensation and related benefits	21,774	19,122
Research costs	9,804	4,844
Process development and manufacturing costs	4,697	5,080
Professional fees	3,468	6,751
Equipment financing costs	484	1,853
Other	28,157	12,262
Total	$111,664	$49,912

The Company received correspondence from a research institution regarding a confidentiality agreement between such institution and the Company. The confidentiality agreement related to certain technology that the Company evaluated for development in connection with certain of its programs. The correspondence alleged that the Company breached the terms of the confidentiality agreement, misappropriated trade secrets and other confidential information of such institution, engaged in unfair and deceptive trade practices, and was unjustly enriched in connection with developing its therapeutics, including BEAM-302. The research institution claimed that it is entitled to monetary damages (including damages for the apportioned value of the Company and enhanced damages for an alleged willful violation) and certain ongoing royalty and/or milestone payments related to the technology that is the subject of the alleged breaches of contract, among other possible remedies. No complaint has been filed, and the Company continues to discuss the matter with the research institution. As of December 31, 2023, no amount of loss is determinable and the Company had a liability accrued of $21.3 million included within Other in the table above for the minimum amount in the range of loss based on its settlement offer. The ultimate resolution of this matter could require a cash payment, ongoing royalty and/or milestone payments and result in a material charge in excess of the amount accrued as of December 31, 2023.

7. Leases

Operating leases

The Company’s operating leases are as follows:

•
A February 2018 lease for office and laboratory space, which commenced in March 2018 and terminates in September 2028. The lease is subject to fixed-rate rent escalations and provided for $6.1 million in tenant improvements allowances and a term extension option.
•
An October 2018 lease for laboratory space as amended, which commenced in April 2019 and terminates in December 2025. The amended lease is subject to fixed-rate rent escalations and provides an option to extend the lease for two additional two-year periods through December 31, 2029.
•
An April 2019 lease for office and laboratory space that was built over the course of 2020 and 2021. Pursuant to the terms of the original lease agreement, the first phase of the lease commenced in October 2020 (rent payments for the first phase began in August 2021) and the second phase of the lease commenced in January 2021 (rent payments for the second phase began in February 2022). The lease is subject to fixed-rate rent escalations and provides for $23.4 million in tenant improvements and the option to extend the lease for two terms of five years each. The Company determined that it is the accounting owner of all tenant improvements. In August 2021, the Company executed an amendment to this lease to occupy additional space. The term of this lease runs concurrent with the term of the April 2019 lease through February 2034.
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

The following table summarizes operating lease costs as well as sublease income (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease costs	$22,063	$19,536	$18,309
Variable lease costs	5,777	4,364	2,065
Short-term lease costs	9,000	307	1,145
Sublease income	—	(1,319)	(110)
Total	$36,840	$22,888	$21,409

The following table summarizes the lease term and discount rate for operating leases:

	December 31,
	2023	2022
Weighted-average remaining lease term (years)	10.3	11.0
Weighted-average discount rate	7.6%	7.5%

The following table summarizes the lease costs included in the measurement of lease liabilities (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating cash flows used for operating leases	$22,603	$19,052	$11,462
Operating lease liabilities arising from obtaining ROU assets	3,852	41,050	25,925

At December 31, 2023, the future maturity of the Company’s operating leases for each of the next five years and total thereafter were as follows (in thousands):

Years ending December 31,	Amount
2024	$24,985
2025	25,315
2026	22,526
2027	23,157
2028	22,806
Thereafter	132,500
Undiscounted lease payments	251,289
Less: imputed interest	(78,600)
Total operating lease liabilities	$172,689

8. Strategic restructuring

In October 2023, the Company announced updated portfolio priorities and strategic plans to restructure the Company to streamline its business operations. In connection with this portfolio prioritization and strategic restructuring, the Company reduced its employee headcount by approximately 100 positions, or about 20% of its workforce. During the year ended December 31, 2023, the Company recognized $6.7 million of restructuring charges in the consolidated statement of operations related to these actions. These charges included $6.5 million of one-time termination benefits and contractual termination benefits for severance, healthcare, and related benefits and $0.2 million of non-cash stock-based compensation expense. The workforce reductions were substantially completed as of December 31, 2023, however the severance and other costs are paid over time.

Details of the restructuring liability activity for the Company's workforce reductions for the year ended December 31, 2023 as recorded in accrued expenses and other current liabilities in the consolidated balance sheet are as follows:

Amount
Accrued restructuring balance at December 31, 2022	$—
Expenses incurred	6,494
Payments	(1,999)
Accrued restructuring balance at December 31, 2023	$4,495

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

In addition, Guide’s former stockholders and optionholders are eligible to receive up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in the Company’s common stock valued using the volume-weighted average price of the Company’s common stock over the ten trading-day period ending two trading days prior to the date on which the applicable milestone is achieved.

The Company determined that all future technology and product milestone payments are classified as liabilities under ASC 480 and therefore the Company recorded a liability for these milestone payments as of the Guide Merger Agreement Date at fair value of $36.5 million. These contingent consideration liabilities are remeasured at fair value each financial reporting period, with the resulting impact reflected in the Company’s consolidated statements of operations and other comprehensive loss, presented within other income (expense).

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

10. License agreements

The Company has various license agreements related to technology used in its research and development activities. The license agreements may include up-front payments, option fees, ongoing maintenance fees, sublicense fees, royalty-based payments, milestone payments, success-based payments, and other payments. Option fees, when applicable, are recognized when exercised, maintenance fees, sublicense fees, and other payments are recorded as incurred based on the estimated amounts due or that will ultimately be paid. Contingent payments that are not required to be accounted for as a derivative are recognized as incurred. As the success-based payments due under the Company’s license arrangements are derivatives, the change in the fair value of the success-based payments are recognized in a separate line item in the statement of operations and comprehensive loss, as discussed further below. The total contingent obligations and non-royalty sublicense fees included in research and development expenses in the statement of operations and comprehensive loss were $43.5 million, $2.7 million, and $39.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The value attributable to sublicenses and the related sublicense fees due under the Company’s license agreements may require estimates and other judgments related to contractual requirements, which creates uncertainty over the ultimate amount that would be paid under these arrangements. Contractual amounts due are accrued and if a contingency exists related to the interpretation of the amounts due under the license agreement, the Company recognizes a liability for the amount that is probable and estimable. When no amount within the range of potential payments is a better estimate than any other amount, however, the minimum amount in the range is accrued. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. The Company’s accrued liabilities for license fees includes estimates, including approximately $43.3 million of contingent obligations that may be due associated with payments received under the Lilly Agreement for which discussions are continuing related to the potential applicability to such payments of the terms of license agreements. As of December 31, 2023, management believes that it is remote that an adjustment to its estimated accrual would result in a material charge in excess of the amount accrued. The ultimate amount paid may differ materially from the estimated amounts.

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

Partial consideration for the rights granted under the Harvard License Agreement include success payments, which are further described below.

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

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	December 31, 2023	December 31, 2022
Harvard success payment liability	$5,200	$9,000

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Years Ended December 31,
	2023	2022	2021
Change in fair value of Harvard success payment liability	$(3,800)	$(12,000)	$500

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

Additional consideration under the Broad License Agreement included Success Payments, which are further described below.

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of December 31, 2023, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	December 31,
	2023	2022
Broad Institute success payment liability	$5,600	$9,300

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Years Ended December 31,
	2023	2022	2021
Change in fair value of Broad Institute success payment liability	$(3,700)	$(11,900)	$500

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

The annual maintenance fees are recorded as an expense on an annual basis based on the stated amount for the applicable year. Annual patent costs will be expensed as incurred. Upon determination that a Broad Product Milestone is probable to occur, the amount due will be recorded as research and development expense. The Company monitors the Broad Product Milestone payments for this arrangement on an ongoing basis.

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

11. Collaboration and license agreements

Eli Lilly and Company

In October 2023, the Company entered into a Transfer and Delegation Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Company’s amended collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, including the Company’s opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease (see discussion below related to the Verve Agreement). The Company granted Lilly an exclusive sublicense to the Verve technology originally licensed to the Company under the Verve Agreement. Lilly also acquired the right to receive any future milestone or royalty payments payable by Verve under the Verve Agreement and the rights and obligations to designate representatives and participate on the joint steering committee with Verve. The Company received a $200.0 million nonrefundable upfront payment and is eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events. If Lilly does not opt-in to co-develop and co-commercialize a licensed product, Lilly is obligated to pay the Company a percentage of any royalties received from Verve for sales of such product, subject to certain caps on a licensed product-by-licensed product basis.

For a period of six years from the effective date of the Lilly Agreement, Lilly has the right to request the Company to perform any critical research and development services, if Lilly reasonably determines that the Company is uniquely able to provide such services and other conditions are met, including that no other third parties can provide such services. The parties will negotiate an agreement governing the Company’s performance of such activity, if any, and the Company will be compensated for any services at approximately cost plus a margin. The Company has not been requested to perform any services and believes it is remote that Beam would be requested to provide any services.

In connection with the Lilly Agreement, the Company and Lilly entered into a Stock Purchase Agreement providing for the sale and issuance of 2,004,811 shares of the Company’s common stock to Lilly for an aggregate purchase price of $50.0 million.

The Company received the consideration under the Stock Purchase Agreement of $50.0 million in October and the upfront payment of $200.0 million in November 2023.

The Lilly Agreement and Stock Purchase Agreement were negotiated at the same time as a package and have been accounted for as one combined contract. The Company accounts for the component of the arrangement to transfer common stock to Lilly under ASC 505, Equity, and the revenue component under ASC 606, as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The Company first applied the guidance in ASC 505 to measure the fair value of the common stock issued and allocated the remaining consideration to the ASC 606 component of the arrangement.

The overall ASC 606 transaction price as of the inception of the contract was determined to be $216.4 million, which is comprised of the upfront payment of $200.0 million and the residual value of the proceeds received in excess of the fair value of the common stock sold to Lilly of $16.4 million. The fair value of the common stock issued to Lilly was $33.6 million, as determined by management with the assistance of a third-party valuation specialist. There is no variable consideration included in the transaction price at inception. The Company will re-evaluate the transaction price at each reporting period.

The Company concluded that the collaboration rights and licenses to intellectual property have the same pattern and timing of transfer and are transferred as of the effective date of the Lilly Agreement. Lilly’s right to request research and development services represents an optional purchase in the agreement that does not constitute a material right. All other items promised to Lilly are immaterial in the context of the agreement.

The Company recognized revenue for the performance obligation at a point-in-time in October 2023 as all requirements related to the performance obligation have been completed. Any consideration received related to Lilly’s optional purchase of the Company’s research and development services will be accounted for as a separate contract if and when the option is exercised in accordance with ASC 606. During the year ended 2023 the Company recognized $216.4 million of revenue related to the Lilly Agreement. As of December 31, 2023, there was no deferred revenue related to the Lilly Agreement.

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

In exchange for the licenses and services provided by the Company under the Orbital Agreement, the Company received a non-exclusive research license to certain RNA technology and nonviral delivery technology controlled by Orbital, and research and development support services as outlined in a research plan. Orbital also granted the Company an exploitation license to certain RNA technology and nonviral delivery technology controlled by Orbital. The exploitation license is exclusive in the fields of gene editing and conditioning and nonexclusive in all other fields other than vaccines and certain protein therapeutics. The Company also received 75 million shares of Orbital’s common stock at closing.

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

The Company accounts for the consideration received under the Orbital Agreement under ASC 606, Revenue from Contracts with Customers, or ASC 606, as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The overall transaction price as of the inception of the contract was determined to be $25.5 million, which represents the fair value of the Company’s equity interest in Orbital’s common stock at inception. There is no variable consideration included in the transaction price.

The Company concluded that the research and exploitation licenses are not distinct from the other promises in the Orbital Agreement, and as such the Company determined that the licenses combined with the research and development services, know-how transfers, committee participation and materials transfer represent a performance obligation. The Company recognizes revenue associated with the Orbital performance obligation over time as it is satisfied during the term of the agreement, which is three years. The Company recognized $8.5 million and $2.1 million of revenue during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $8.5 million and $6.4 million of current and long-term deferred revenue, respectively, related to the Orbital Agreement.

Beam does not have a controlling financial interest in Orbital as Beam does not have the power to direct the activities of Orbital. The Company has significant influence over Orbital through its noncontrolling representation on Orbital’s board of directors and the Company’s equity interest in Orbital. Accordingly, the Company does not consolidate the financial statements of Orbital and accounts for its investment using the equity method of accounting. As of the closing date in September 2022, the fair value of the Company’s investment in Orbital was $25.5 million. The fair value of the Orbital common stock was determined by management with the assistance of a third-party valuation specialist. In determining the fair value of the Company’s investment, the valuation specialist used an option pricing model backsolve approach based on Orbital's most recent funding of preferred stock. The valuation requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are level 3 inputs, include the anticipated holding period to an exit and liquidity event, the volatility of market participants (68%) and the discount for lack of marketability (43%). At the date of the investment, a basis difference was identified as the carrying value of the Company’s investment in Orbital exceeded the Company’s proportionate share of the underlying net assets in Orbital. The Company concluded that the basis difference was primarily attributable to Orbital’s IPR&D assets. As Orbital did not meet the definition of a business due to substantially all of the estimated fair value of the gross assets being concentrated in the group of similar IPR&D assets, the basis difference attributable to the IPR&D with no alternative future use was immediately expensed as of the date of the investment. The Company’s proportionate share of the basis difference exceeded its carrying value of the equity method investment in Orbital and the equity investment balance was reduced to zero. There is no commitment for the Company to provide financial support to Orbital. The Company did not recognize a gain or loss from the equity method investment for the year ended December 31, 2023 and recognized a loss of $25.5 million in association with the basis difference charge in the Company’s consolidated statements of operations for the year ended December 31, 2022.

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

The Company recognizes revenue for each performance obligation as it is satisfied during the term of the agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which includes each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue is recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligation. The impact on revenue of changes in total estimated costs are recognized on a cumulative basis in the period that the change occurs. If estimates of the total cost change, or if contract amendments change the scope of the performance obligation, the required adjustments to revenue could be material. During the year ended December 31, 2023, the Company recognized $134.3 million, which includes a cumulative catch-up adjustment to increase revenue due to changes in estimated total costs. In 2022 the Company recognized $48.2 million of revenue related to the Pfizer Agreement. There was no revenue recognized related to the Pfizer Agreement during the year ended December 31, 2021. As of December 31, 2023, there was $42.9 million and $74.6 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement.

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

For up to thirty months following the effective date of the Sana Agreement, Sana has the option to select up to a cumulative total of two additional CAR antigen targets or PSC product types for an additional fee of $10.0 million per additional CAR antigen target and additional PSC product type, or the Option Rights, for an aggregate potential additional consideration of $20.0 million. Further, for up to thirty months following the effective date of the Sana Agreement, Sana has a one-time right to substitute, in the aggregate, either one CAR antigen target or one PSC product type at no additional cost, or the Replacement Right. Sana may also select a specified number of additional or replacement genetic targets for each PSC product type at any time prior to the third anniversary of the effective date at no additional cost, or the Genetic Target Nomination Rights. Sana may terminate the Sana Agreement for convenience prior to the first commercial sale of any licensed product by providing 90 days’ prior written notice or upon 180 days’ prior written notice after first commercial sale.

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

During the year ended December 31, 2021, the Company recognized $50.0 million of revenue associated with the single performance obligation at a point in time upon the transfer of the license to Sana and completion of the initial technology transfer. The Company did not recognize revenue under the Sana Agreement for the year ended December 31, 2022. The Company recognized $1.8 million of revenue under the Sana Agreement during the year ended December 31, 2023.

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

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. For the years ended December 31, 2023, 2022, and 2021, the Company recognized $16.4 million, $10.6 million and $1.8 million of revenue, respectively, related to the Apellis Agreement. As of December 31, 2023, there is $17.3 million and $28.9 million of current and long-term deferred revenue, respectively, related to the Apellis Agreement.

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

For any products that use technology licensed from Prime Medicine, the Company is required to make milestone payments to Prime Medicine upon the achievement of certain clinical, regulatory and commercial events. It is also required to use commercially reasonable efforts to develop and seek regulatory approval for two products that use licensed technology from Prime Medicine in certain specified countries and to commercialize any such product(s) for which approval has been obtained in certain specified countries. Prime Medicine has an option to jointly develop and commercialize, and share expenses and revenue for, certain products that use technology licensed from Prime Medicine in the United States. Royalty payments may become due by either party to the other based on the net sales of commercialized products under the agreement.

The Company had an obligation to issue $5.0 million in shares of its common stock to Prime Medicine, and Prime Medicine had an obligation to issue 5,000,000 shares of its common stock to the Company, should the Company elect to extend the collaboration beyond one year. In September 2020, the Company elected to continue the collaboration and, in October 2020, issued 200,307 shares of the Company’s common stock to Prime Medicine. Additionally, in October 2020, the Company received 5,000,000 shares of Prime Medicine’s common stock. In October 2022, Prime completed an initial public offering of its common stock. In connection with Prime's initial public offering, Prime effected a one-for-3.1088 reverse stock split. As of December 31, 2023, the Company owned 1,608,337 shares of Prime's common stock valued at $14.2 million.

Additionally, the Company provided immaterial interim management and startup services to Prime Medicine through March 2021 but did not provide any such services during 2022 or 2023.

As of December 31, 2023, the Company determined that future milestones and royalties under the agreement were not probable of recognition.

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

In connection with the Verve Agreement, Verve issued the Company 2.6 million shares of its common stock as partial consideration for the licenses granted, having a fair value of $0.5 million. The fair value of the Verve common stock was determined by management with the assistance of a third-party valuation specialist. In addition, to the extent certain clinical, regulatory, and commercial milestones were met with respect to licensed products, Verve was required to pay to the Company certain amounts, as defined in the agreement. Lastly, to the extent there were sales of a licensed product, Verve was obligated to pay the Company royalties, as defined in the agreement.

The Company also purchased shares of Verve's Series A preferred stock during the year ended December 31, 2020. During June 2021, Verve completed an initial public offering of its common stock. In connection with Verve’s initial public offering, Verve effected a one-for-9.2592 reverse stock split and also converted all shares of its preferred stock into shares of common stock. As of December 31, 2023, the Company owned 546,970 shares of Verve's common stock valued at $7.6 million.

Management determined that the performance obligations associated with the Verve Agreement were the combined licenses and improvements related to the licensed technology. All other items promised to Verve were immaterial in the context of the agreement. The fair value of the shares issued by Verve to the Company were considered a fixed upfront payment of $0.5 million in the form of non-cash consideration.

In October 2023, the Company, Verve, and Lilly entered into a Side Letter Agreement whereby the Company agreed to delegate to Lilly certain rights and obligations existing under the Verve Agreement, including the Company’s rights and obligations to co-develop and co-commercialize opt-in products, the financial rights to milestone and royalty payments, and the right to participate on certain joint decision-making committees. The Company determined that the transfer and delegation of rights represents a modification of the Verve Agreement to be accounted for as if it were part of the existing contract in accordance with ASC 606. Prior to the modification, the Company determined that its performance obligations associated with the Verve Agreement at contract inception and subsequent modifications were not distinct and represented a single performance obligation, and that the obligation would be completed over the performance period of the agreement. Accordingly, the upfront payment was being recognized as revenue using a time-based proportional performance model over the contract term (April 2019 through 2038) of the collaboration, as license revenue. The milestone payments and royalties were considered variable consideration and were constrained up until the modification date as no milestones or royalties were achieved. Subsequent to the modification, management concluded that the Company does not have material ongoing obligations to Verve in the arrangement and that the remaining revenue under the agreement should be recognized at a point-in-time upon modification. Therefore, the Company recognized the remaining $0.3 of unrecognized revenue in October 2023.

For the year ended December 31, 2023, the Company recognized $0.4 of license revenue and has no remaining deferred revenue related to the Verve Agreement as of December 31, 2023. For each of the years ended December 31, 2022 and 2021, the Company recognized approximately $24,000 of license revenue.

12. Common stock

In January 2021, the Company issued and sold 2,795,700 shares of its common stock in a private placement at an offering price of $93.00 per share for aggregate gross proceeds of $260.0 million. The Company received $252.0 million in net proceeds after deducting fees to the placement agents and offering expenses payable by the Company.

In April 2021, the Company entered into the Sales Agreement with Jefferies pursuant to which the Company was entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $300.0 million. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. The Company sold 2,908,009 shares of its common stock under the Sales Agreement at an average price of $103.16 per share for aggregate gross proceeds of $300.0 million, before deducting commissions and offering expenses payable by it.

In July 2021 and May 2023, the Company and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, the Company may offer and sell shares of common stock having an aggregate offering price of an additional $800.0 million. As of December 31, 2023, the Company has sold 10,860,992 additional shares of its common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by it.

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

The holders of the Company’s common stock are entitled to one vote for each share of common stock. The holders of the Company’s common stock shall be entitled to receive ratably dividends out of funds legally available. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, after the payment or provision for payment of all debts and liabilities of the Company, the holders of common stock shall be entitled to share ratably in the remaining assets of the Company available for distribution.

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

The 2017 Plan is administered by the board of directors. Stock options awarded under the 2017 Plan expire 10 years after the grant date. Vesting periods for awards under the 2017 Plan are determined at the discretion of the board of directors. Incentive stock options granted to employees and shares of restricted stock granted to officers, founders and consultants of the Company typically vest over four years. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2017 Plan. Non-statutory options granted to employees, officers, members of the board of directors and consultants of the Company typically vest over four years.

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

As of December 31, 2023, the Company had 12,376,374 shares reserved and 1,173,189 shares available for future issuance under the 2019 Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development	$57,812	$52,004	$26,644
General and administrative	40,835	32,317	16,926
Total stock-based compensation expense	$98,647	$84,321	$43,570

Stock options

The assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Years Ended December 31,
	2023	2022	2021
Expected volatility	76.3-78.8%	74.8-77.3%	71.4-76.7%
Weighted-average risk-free interest rate	3.73%	2.27%	1.11%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	6.03	6.08	6.12

The following table provides a summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (1) (in thousands)
Outstanding at December 31, 2022	7,548,392	$41.77	7.5	$110,990
Granted	2,356,838	39.62
Exercised	(797,709)	7.69
Forfeitures	(831,488)	60.18
Outstanding at December 31, 2023	8,276,033	42.59	7.2	51,653
Exercisable as of December 31, 2023	4,818,116	$37.81	6.3	$45,895

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of December 31, 2023 and 2022.

The Company has granted stock options to certain employees to purchase shares of common stock that contain certain performance-based vesting criteria, primarily related to the achievement of certain development milestones related to editing applications, and the closing price of the Company’s common stock following an IPO. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones. There was no expense related to performance-based stock options for the year ended December 31, 2023. The expense related to performance-based options was immaterial for the years ended December 31, 2022 and 2021.

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2023, 2022 and 2021, was $27.88, $40.86 and $58.56, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $20.0 million, $23.4 million and $85.1 million, respectively. The weighted-average exercise price of stock options exercised for the years ended December 31, 2023, 2022 and 2021 was $7.69, $5.64 and $9.88, respectively.

As of December 31, 2023, there was $111.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted stock

The Company issued shares of restricted common stock during the years ended December 31, 2023, 2022 and 2021, which consisted only of restricted stock units. Restricted common stock issued generally vests over a period of two to four years.

Generally, if the holders of restricted stock units cease to have a business relationship with the Company, any unvested restricted stock units will be cancelled.

The following summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2022	1,692,819	$65.49
Issued	2,050,025	28.69
Vested	(469,531)	67.77
Forfeited	(346,161)	52.49
Unvested as of December 31, 2023	2,927,152	$40.89

The aggregate fair value of restricted shares that vested during the years ended December 31, 2023, 2022 and 2021 was $13.8 million, $53.1 million and $6.4 million, respectively.

At December 31, 2023, there was approximately $72.8 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 2.2 years.

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

The Company uses the straight-line attribution approach to record the expense over the offering period. Stock-based compensation expense related to the ESPP for the years ended December 31, 2023, 2022 and 2021 was $1.3 million, $1.5 million, $0.3 million, respectively.

The Company issued 130,403 and 70,073 shares under the ESPP during the years ended December 31, 2023 and 2022, respectively. There were no shares issued under the ESPP during the year ended December 31, 2021. As of December 31, 2023, the Company had 2,247,569 shares available for issuance under the ESPP.

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

	As of December 31,
	2023	2022	2021
Unvested restricted stock	2,927,152	1,692,819	1,126,206
Outstanding options to purchase common stock	8,276,033	7,548,392	6,034,192
ESPP	73,415	45,906	19,379
Total	11,276,600	9,287,117	7,179,777

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(132,527)	$(289,088)	$(370,638)
Denominator:
Weighted average common shares outstanding, basic and diluted	77,151,771	70,015,305	64,227,676
Net loss per common share, basic and diluted	$(1.72)	$(4.13)	$(5.77)

15. Income taxes

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	13.3	7.4	5.1
Research and development tax credits	18.0	4.2	2.6
Nondeductible/ nontaxable permanent items	(2.5)	(1.8)	0.7
IPR&D Guide Acquisition	—	—	(8.8)
Change in valuation allowance	(50.9)	(32.0)	(20.6)
Total	-1.1%	-1.2%	0.0%

The components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$3,959	$25,740
Research and development tax credits	56,759	27,801
Accrued expenses and other	17,386	12,472
Deferred revenue	48,792	84,622
Derivative liabilities	2,951	4,920
Stock options	20,587	9,714
Amortization	30,917	19,893
Capitalized Research	137,721	63,816
Lease liability	47,179	48,122
Total deferred tax assets	366,251	297,100
ROU asset	(30,830)	(31,860)
Property and equipment	(649)	(508)
Other	(5,415)	(10,325)
Less: valuation allowance	(329,357)	(254,407)
Deferred tax assets, net	$—	$—

For the years ended December 31, 2023 and 2022, the Company recorded a current tax provision of $1.4 million and $3.4 million of income tax expense, respectively, which reflects that Company generated taxable income that was not fully offset by the use of net operating loss carryforwards and tax credits. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2023 and 2022. The valuation allowance increased by $75.0 million in 2023 due to the increase in deferred tax assets, primarily due to increased capitalization of research and development expenditures in 2023. The valuation allowance increased by $82.3 million in 2022.

Additionally, Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit a corporation’s ability to utilize tax attributes to the extent the corporation experiences an “ownership change,” generally defined as a greater than 50 percentage point change in ownership, measured by value, among 5% or greater shareholders over a rolling three-year testing period. To the extent a corporation experiences an ownership change, utilization of pre-ownership change tax attributes (e.g., net operating losses and general business tax credits) to offset post-ownership change taxable income or taxes, is subject to an annual limitation, generally calculated as the pre-ownership change equity value of the corporation, subject to certain prescribed adjustments, multiplied by the long-term tax exempt rate published monthly by the Internal Revenue Service. The Company completed a Section 382 study as of December 31, 2023, and determined that historical ownership changes occurred in June 2017, December 2018, and December 2021. In addition, the Company may experience ownership changes in the future as a result of shifts in stock ownership.

As of December 31, 2023 and 2022, the Company had $16.6 million and $120.3 million, respectively, of federal net operating loss carryforwards that do not expire. Additionally, as of December 31, 2023, the Company had $41.3 million of federal and $19.5 million of Massachusetts tax credits that expire starting in 2042 and 2037.

As of December 31, 2023, and 2022, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company filed income tax returns in the United States and the Commonwealth of Massachusetts in all tax years since inception. Tax years beginning in 2020 remain open to examination in these jurisdictions, as carryforward attributes generated in past years may be adjusted in a future period. The IRS has not made any assessments as of December 31, 2023.
16. Related party transactions

Orbital

As described in Note 11, the Company has significant influence over, but does not control, Orbital through its noncontrolling representation on Orbital's board of directors and the Company’s equity interest in Orbital. The Company and Orbital are also parties to a collaboration and license agreement and have multiple common board members.

Founders

For the years ended December 31, 2023, 2022 and 2021, the Company made payments of $0.4 million, $0.4 million and $0.5 million, respectively, to its three founder shareholders for scientific consulting and other expenses.

Verve

The Company and Verve are parties to a collaboration and license agreement and had a common board member through the first half of 2022. As of December 31, 2023, the Company owned 546,970 shares of Verve's common stock, the value of which is included in marketable securities in the consolidated balance sheet. See discussion of the collaboration and license agreement in Note 11 and the Company's investment in Verve's common stock in Note 5.

The Company purchased an immaterial amount of certain materials from Verve, which is recorded as research and development expenses within the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2022, and 2021 respectively. The Company did not purchase any materials from Verve during the year ended December 31, 2023.

In October 2021, the Company entered into an agreement pursuant to which Verve subleased 12,000 square feet of the Company’s existing office and laboratory space for a term of one year which began in December 2021. The Company recorded $1.3 million and $0.1 million of sublease income related to this sublease within the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2022 and 2021, respectively, as well as its proportionate costs for the landlord’s operating expense, insurance, property taxes, and utilities. As of December 31, 2022, the Verve sublease agreement had expired and as such no sublease income was recognized during the year ended December 31, 2023.

Prime Medicine

The Company and Prime Medicine are parties to a collaboration and license agreement and have a common founder and had a common board member into the third quarter of 2022. As of December 31, 2023, the Company owned 1,608,337 shares of Prime's common stock, the value of which is included in marketable securities in the consolidated balance sheet. See discussion of the collaboration and license agreement in Note 11 and the Company's investment in Prime's common stock in Note 5.

17. Employee benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Beginning January 1, 2020, the Company made matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation. The Company made matching contributions of $2.5 million, $2.0 million, and $1.1 million for the years ended December 31, 2023, 2022, and 2021 respectively.