Form 10-Q
period 2024-03-31
Beam Therapeutics Inc.
filed 2024-05-07
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of registrant’s common stock outstanding as of April 30, 2024 was 82,311,067.

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
•
our expectations regarding the initiation, timing, progress and results of our clinical trials, including our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial, our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-201 for the treatment of relapsed, refractory T-cell acute lymphoblastic leukemia/T cell lymphoblastic lymphoma, and our anticipated trial to assess the safety and efficacy of BEAM-302 for the treatment of Alpha-1 Antitrypsin Deficiency;
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
•
our estimates regarding the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements; and
•
the impact on our business of macro-economic conditions, as well as the prevailing level of macro-economic, business, and operational uncertainty, including as a result of geopolitical events or other global or regional events.

All of these statements are subject to known and unknown important risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Summary” and “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the 2023 Form 10-K. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

When we use the terms “Beam,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q, we mean Beam Therapeutics Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$287,848	$435,895
Marketable securities	806,706	753,981
Prepaid expenses and other current assets	27,156	21,167
Total current assets	1,121,710	1,211,043
Property and equipment, net	120,922	124,960
Restricted cash	6,452	8,719
Operating lease right-of-use assets	109,023	112,846
Other assets	1,689	2,146
Total assets	$1,359,796	$1,459,714
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,790	$1,617
Accrued expenses and other current liabilities	86,437	111,664
Derivative liabilities	13,700	10,800
Current portion of deferred revenue	72,111	68,706
Current portion of lease liability	12,181	12,778
Total current liabilities	187,219	205,565
Long-term lease liability	155,939	159,911
Contingent consideration liabilities	2,856	2,723
Long-term portion of deferred revenue	99,573	109,888
Other liabilities	719	298
Total liabilities	446,306	478,385
Commitments and contingencies (See Note 7, License agreements and Note 8, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 82,280,827 and 81,632,496 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	823	816
Additional paid-in capital	2,202,146	2,169,798
Accumulated other comprehensive (loss) income	(921)	604
Accumulated deficit	(1,288,558)	(1,189,889)
Total stockholders’ equity	913,490	981,329
Total liabilities and stockholders’ equity	$1,359,796	$1,459,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
License and collaboration revenue	$7,410	$24,208
Operating expenses:
Research and development	84,818	99,646
General and administrative	26,724	23,490
Total operating expenses	111,542	123,136
Loss from operations	(104,132)	(98,928)
Other income (expense):
Change in fair value of derivative liabilities	(2,900)	5,600
Change in fair value of non-controlling equity investments	(3,353)	(12,797)
Change in fair value of contingent consideration liabilities	(133)	(296)
Interest and other income (expense), net	11,849	9,961
Total other income (expense)	5,463	2,468
Net loss	$(98,669)	$(96,460)
Unrealized gain (loss) on marketable securities	(1,525)	1,665
Comprehensive loss	$(100,194)	$(94,795)
Net loss per common share, basic and diluted	$(1.21)	$(1.33)
Weighted-average common shares outstanding, basic and diluted	81,698,633	72,273,829

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

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	81,632,496	$816	$2,169,798	$604	$(1,189,889)	$981,329
Purchase of common stock under ESPP	76,461	1	1,397	—	—	1,398
Vesting of restricted common stock	420,579	4	(4)	—	—	—
Stock-based compensation	—	—	29,281	—	—	29,281
Exercise of common stock options	151,291	2	1,674	—	—	1,676
Other comprehensive income (loss)	—	—	—	(1,525)	—	(1,525)
Net loss	—	—	—	—	(98,669)	(98,669)
Balance at March 31, 2024	82,280,827	$823	$2,202,146	$(921)	$(1,288,558)	$913,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(98,669)	$(96,460)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,431	4,647
Amortization of investment discount (premiums)	(6,576)	(6,932)
Stock-based compensation expense	29,281	23,917
Change in operating lease right-of-use assets	2,361	2,354
Change in fair value of derivative liabilities	2,900	(5,600)
Change in fair value of contingent consideration liabilities	133	296
Change in fair value of non-controlling equity investments	3,353	12,797
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,532)	(8,405)
Accounts payable	1,285	(231)
Accrued expenses and other liabilities	(24,275)	(9,888)
Operating lease liabilities	(3,108)	(2,550)
Deferred revenue	(6,910)	(23,708)
Other long-term liabilities	579	(52)
Net cash provided by (used in) operating activities	(99,747)	(109,815)
Investing activities
Purchases of property and equipment	(2,438)	(6,017)
Purchases of marketable securities	(195,241)	(266,532)
Maturities of marketable securities	144,215	298,000
Net cash provided by (used in) investing activities	(53,464)	25,451
Financing activities
Proceeds from issuance of common shares, net of commissions	—	93,981
Proceeds from issuances of stock under ESPP	1,398	1,708
Payment of equity offering costs	—	(62)
Repayment of equipment financings	(177)	(603)
Proceeds from exercise of stock options	1,676	3,392
Net cash provided by (used in) financing activities	2,897	98,416

Net change in cash, cash equivalents and restricted cash	(150,314)	14,052
Cash, cash equivalents and restricted cash—beginning of period	444,614	245,521
Cash, cash equivalents and restricted cash—end of period	$294,300	$259,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$14	$62

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$358	$10,675
Operating lease liabilities arising from obtaining right-of-use assets	$(1,523)	$—
Equity issuance costs in accounts payable and accrued expenses	$—	$109

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

Liquidity and capital resources

Since its inception, the Company has devoted substantially all of its resources to building its base editing platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, making arrangements to conduct manufacturing activities with contract manufacturing organizations, organizing and staffing the Company, establishing and maintaining internal manufacturing capabilities, conducting clinical trials, maintaining its facilities and new facility build-outs, business planning, raising capital and providing general and administrative support for these operations. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

In April 2021, the Company entered into an at the market, or ATM, sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company was entitled to offer and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $300.0 million. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Between April 2021 and July 2021, the Company sold 2,908,009 shares of its common stock under the Sales Agreement at an average price of $103.16 per share for aggregate gross proceeds of $300.0 million, before deducting commissions and offering expenses payable by the Company.

In July 2021 and May 2023, the Company and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, the Company may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of March 31, 2024, the Company has sold 10,860,992 additional shares of its common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by the Company.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.3 billion as of March 31, 2024. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of March 31, 2024 of $1.1 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on February 27, 2024, or the 2023 Form 10-K. Since the date of those financial statements, there have been no material changes to the Company's significant accounting policies.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$287,848	$249,771
Restricted cash	6,452	9,802
Total cash, cash equivalents, and restricted cash	$294,300	$259,573

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Leasehold improvements	$100,582	$100,186
Lab equipment	67,133	61,674
Furniture and fixtures	4,836	4,836
Computer equipment	3,163	3,163
Construction in process	821	5,283
Total property and equipment	176,535	175,142
Less accumulated depreciation	(55,613)	(50,182)
Property and equipment, net	$120,922	$124,960

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended March 31,
	2024	2023
Depreciation expense	$5,431	$4,647

4. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities, corporate equity securities of Verve Therapeutics, Inc., or Verve, and Prime Medicine, Inc., or Prime, contingent consideration liabilities related to the Agreement and Plan of Merger, dated February 23, 2021, between Guide Therapeutics, Inc., or Guide, and the Company, or the Guide Merger Agreement, and success payment derivative liabilities pursuant to the license agreement, or the Harvard License Agreement, between President and Fellows of Harvard University, or Harvard, and the Company, and the license agreement, or the Broad License Agreement, between The Broad Institute, Inc., or Broad Institute, and the Company.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at March 31, 2024 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$287,666	287,666	$287,666	$—	$—
Marketable securities:
Commercial paper	248,766	248,766	—	248,766	—
Corporate notes	57,114	57,114	—	57,114
U.S. Treasury securities	237,119	237,119	—	237,119	—
U.S. Government securities	245,185	245,185	—	245,185	—
Corporate equity securities	18,522	18,522	18,522	—	—
Total assets	$1,094,372	$1,094,372	$306,188	$788,184	$—

Liabilities
Success payment liability – Harvard	$6,700	$6,700	$—	$—	$6,700
Success payment liability – Broad Institute	7,000	7,000	—	—	7,000
Contingent consideration liability – Technology	1,438	1,438	—	—	1,438
Contingent consideration liability – Product	1,418	1,418	—	—	1,418
Total liabilities	$16,556	$16,556	$—	$—	$16,556

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2023 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$435,689	435,689	$435,689	$—	$—
Marketable securities:
Commercial paper	285,289	285,289	—	285,289	—
Corporate notes	23,525	23,525	—	23,525	—
U.S. Treasury securities	152,147	152,147	—	152,147	—
U.S. Government securities	271,145	271,145	—	271,145	—
Corporate equity securities	21,875	21,875	21,875	—	—
Total assets	$1,189,670	$1,189,670	$457,564	$732,106	$—

Liabilities
Success payment liability – Harvard	$5,200	$5,200	$—	$—	$5,200
Success payment liability – Broad Institute	5,600	5,600	—	—	5,600
Contingent consideration liability – Technology	1,371	1,371	—	—	1,371
Contingent consideration liability – Product	1,352	1,352	—	—	1,352
Total liabilities	$13,523	$13,523	$—	$—	$13,523

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

Marketable securities – Marketable securities, excluding corporate equity securities (held in Verve and Prime), are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.

The Company holds an investment in Verve consisting of shares of Verve’s common stock. As of March 31, 2024, the Company owned 546,970 shares of Verve's common stock valued at $7.3 million, which is included in marketable securities in the condensed consolidated balance sheet.

The Company also holds an investment in Prime consisting of 1,608,337 shares of Prime's common stock. As of March 31, 2024, the Company's investment in Prime's common stock was valued at $11.3 million, which is included in marketable securities in the condensed consolidated balance sheet.

Pursuant to ASC 825, Financial instruments, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s condensed consolidated statements of operations.

The following table summarizes other income (expense) recorded due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended March 31,
	2024	2023
Other income (expense)	$(3,353)	$(12,797)

Success payment liabilities – As discussed further in Note 7, License agreements, the Company is required to make payments to Harvard and Broad Institute based upon the achievement of specified multiples of the market value of the Company's common stock, at specified valuation dates. The Company’s liability for the share-based success payments under the Harvard License Agreement and the Broad License Agreement is carried at fair value. To determine the estimated fair value of the success payment liability, the Company uses a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables.

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Fair value of common stock (per share)	$33.04	$27.22	$33.04	$27.22
Expected volatility	82%	80%	81%	79%
Expected term (years)	0.05-5.24	0.06-5.49	0.05-6.11	0.06-6.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Three Months Ended March 31, 2024
	Harvard	Broad Institute	Total
Balance at December 31, 2023	$5,200	$5,600	$10,800
Change in fair value	1,500	1,400	2,900
Balance at March 31, 2024	$6,700	$7,000	$13,700

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

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	Three Months Ended March 31, 2024
	Technology Milestones	Product Milestones	Total
Balance at December 31, 2023	$1,371	$1,352	$2,723
Change in fair value	67	66	133
Balance at March 31, 2024	$1,438	$1,418	$2,856

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

	Technology Milestones		Product Milestones
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Discount Rate	10.00%	10.00%	10.00%	10.00%
Probability of Achievement	2-5%	2-5%	1-2%	1-2%
Projected Year of Achievement	2025	2025	2025-2031	2025-2031

5. Marketable securities

The following table summarizes the Company’s marketable securities held at March 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$248,931	$53	$(218)	$248,766
Corporate notes	57,238	4	(128)	57,114
U.S. Treasury securities	237,513	33	(427)	237,119
U.S. Government securities	245,423	55	(293)	245,185
Corporate equity securities	18,522	—	—	18,522
Total	$807,627	$145	$(1,066)	$806,706

The following table summarizes the Company’s marketable securities held at December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$285,054	$250	$(15)	$285,289
Corporate notes	23,462	63	—	23,525
U.S. Treasury securities	151,805	436	(94)	152,147
U.S. Government securities	271,181	328	(364)	271,145
Corporate equity securities	21,875	—	—	21,875
Total	$753,377	$1,077	$(473)	$753,981

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2024, the balance in accumulated other comprehensive (loss) income was related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three months ended March 31, 2024 and 2023 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued contingent obligation, refer to Note 7	$42,292	$43,280
Research costs	6,217	9,804
Employee compensation and related benefits	4,886	21,774
Professional fees	3,381	3,468
Process development and manufacturing costs	2,615	4,697
Other	27,046	28,641
Total	$86,437	$111,664

The Company received correspondence from a research institution regarding a confidentiality agreement between such institution and the Company. The confidentiality agreement related to certain technology that the Company evaluated for development in connection with certain of its programs. The correspondence alleged that the Company breached the terms of the confidentiality agreement, misappropriated trade secrets and other confidential information of such institution, engaged in unfair and deceptive trade practices, and was unjustly enriched in connection with developing its therapeutics, including BEAM-302. The research institution claimed that it is entitled to monetary damages (including damages for the apportioned value of the Company and enhanced damages for an alleged willful violation) and certain ongoing royalty and/or milestone payments related to the technology that is the subject of the alleged breaches of contract, among other possible remedies. No complaint has been filed, and the Company continues to discuss the matter with the research institution. As of March 31, 2024, no amount of loss is determinable and the Company had a liability accrued of $20.6 million included within Other in the table above for the minimum amount in the range of loss based on its settlement offer. The ultimate resolution of this matter could require a cash payment, ongoing royalty and/or milestone payments and result in a material charge in excess of the amount accrued as of March 31, 2024.

7. License agreements

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

The value attributable to sublicenses and the related sublicense fees due under the Company’s license agreements may require estimates and other judgments related to contractual requirements, which creates uncertainty over the ultimate amount that would be paid under these arrangements. Contractual amounts due are accrued and if a contingency exists related to the interpretation of the amounts due under the license agreement, the Company recognizes a liability for the amount that is probable and estimable. When no amount within the range of potential payments is a better estimate than any other amount, however, the minimum amount in the range is accrued. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. The Company’s accrued liabilities for license fees includes estimates, including approximately $42.3 million of contingent obligations that may be due associated with payments received under the Lilly Agreement for which discussions are continuing related to the potential applicability to such payments of the terms of license agreements. As of March 31, 2024, management believes that it is remote that an adjustment to its estimated accrual would result in a material charge in excess of the amount accrued. The ultimate amount paid may differ materially from the estimated amounts.

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of March 31, 2024, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	March 31, 2024	December 31, 2023
Harvard success payment liability	$6,700	$5,200

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended March 31,
	2024	2023
Change in fair value of Harvard success payment liability	$1,500	$(2,800)

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of March 31, 2024, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	March 31, 2024	December 31, 2023
Broad Institute success payment liability	$7,000	$5,600

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended March 31,
	2024	2023
Change in fair value of Broad Institute success payment liability	$1,400	$(2,800)

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

8. Collaboration and license agreements

Eli Lilly and Company

In October 2023, the Company entered into a Transfer and Delegation Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Company’s amended collaboration and license agreement with Verve, or the Verve Agreement, including the Company’s opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease (see discussion below related to the Verve Agreement). The Company granted Lilly an exclusive sublicense to the Verve technology originally licensed to the Company under the Verve Agreement. Lilly also acquired from the Company the right to receive any future milestone or royalty payments payable by Verve under the Verve Agreement and the rights and obligations to designate representatives and participate on the joint steering committee with Verve. The Company received a $200.0 million nonrefundable upfront payment and is eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events. If Lilly does not opt-in to co-develop and co-commercialize a licensed product, Lilly is obligated to pay the Company a percentage of any royalties received from Verve for sales of such product, subject to certain caps on a licensed product-by-licensed product basis.

For a period of six years from the effective date of the Lilly Agreement, Lilly has the right to request the Company to perform any critical research and development services, if Lilly reasonably determines that the Company is uniquely able to provide such services and other conditions are met, including that no other third parties can provide such services. The parties will negotiate an agreement governing the Company’s performance of such activity, if any, and the Company will be compensated for any services at approximately cost plus a margin. The Company has not been requested to perform any services and believes it is remote that the Company would be requested to provide any services.

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

The Lilly Agreement and Stock Purchase Agreement were negotiated at the same time as a package and have been accounted for as one combined contract. The Company accounts for the component of the arrangement to transfer common stock to Lilly under ASC 505, Equity, and the revenue component under ASC 606, Revenue from Contracts with Customers, or ASC 606, as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The Company first applied the guidance in ASC 505 to measure the fair value of the common stock issued and allocated the remaining consideration to the ASC 606 component of the arrangement.

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

The Company recognized revenue for the performance obligation at a point-in-time in October 2023 as all requirements related to the performance obligation have been completed. Any consideration received related to Lilly’s optional purchase of the Company’s research and development services will be accounted for as a separate contract if and when the option is exercised in accordance with ASC 606. During the year ended December 31, 2023, the Company recognized the full $216.4 million of revenue related to the Lilly Agreement. As of March 31, 2024, there was no deferred revenue related to the Lilly Agreement.

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

The Company concluded that the research and exploitation licenses are not distinct from the other promises in the Orbital Agreement, and as such the Company has determined that the licenses combined with the research and development services, know-how transfers, committee participation and materials transfer represent a combined performance obligation. The Company recognizes revenue associated with the Orbital performance obligation over time as it is satisfied during the term of the Orbital Agreement, which is three years. The Company recognized $2.1 million of revenue during each of the three months ended March 31, 2024 and 2023. As of March 31, 2024, there was $8.5 million and $4.3 million of current and long-term deferred revenue, respectively, related to the Orbital Agreement.

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

The Company recognizes revenue for each performance obligation as it is satisfied during the term of the agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which includes each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue is recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligation. During the three months ended March 31, 2024, the Company reversed $0.6 million of previously recognized revenue due to a change in estimated total costs. The Company recognized $16.2 million of revenue related to the Pfizer Agreement during the three months ended March 31, 2023. As of March 31, 2024, there was $46.1 million and $72.0 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement.

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

As part of the collaboration, the Company received a total of $75.0 million in upfront and near-term milestones from Apellis, which was comprised of $50.0 million received upon signing and an additional $25.0 million payment on June 30, 2022, the one-year anniversary of the effective date of the Apellis Agreement, or the First Anniversary Payment. Following any exercise of an Opt-In Right for any of the six programs, the Company will be eligible to receive development, regulatory, and sales milestones from Apellis, as well as royalty payments on sales. The collaboration has an initial term of five years and may be extended up to two years on a per year and program-by-program basis. During the collaboration term, Apellis may, subject to certain limitations, substitute a specific complement gene and/or organ for any of the initial base editing programs. Apellis may terminate the Apellis Agreement for convenience on any or all of the programs by providing prior written notice.

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

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. For the three months ended March 31, 2024 and 2023, the Company recognized $5.3 million and $5.4 million of revenue related to the Apellis Agreement, respectively. As of March 31, 2024, there is $17.6 million and $23.3 million of current and long-term deferred revenue, respectively, related to the Apellis Agreement.

Verve

In April 2019, the Company entered into the Verve Agreement to investigate gene editing strategies to modify genes associated with an increased risk of coronary diseases and in July 2022, the Company and Verve amended the Verve Agreement. Under the terms of the Verve Agreement, as amended, the Company granted Verve an exclusive license to certain base editor technology and improvements and Verve granted the Company a non-exclusive license under certain know-how and patents controlled by Verve, an interest in joint collaboration technology and a non-exclusive license under certain delivery technology. The Company retained the option, after the dosing of the final patient in a Phase 1 clinical trial of a licensed product, to participate in future development and commercialization, and share 35% of worldwide profits and losses, for any licensed product directed against one of the Verve program targets, and share 50% of U.S. profits and losses for any licensed product directed against the other two targets.

In October 2023, the Company entered into the Lilly Agreement, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including the Company’s opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease, which consist of programs targeting PCSK9, ANGPTL3 and an undisclosed liver-mediated, cardiovascular target. In addition, Lilly acquired the right to receive any future milestone or royalty payments payable to the Company under the Verve Agreement.

During the year ended December 31, 2023, the Company recognized all remaining license revenue related to the Verve Agreement and has no related deferred revenue as of March 31, 2024.

9. Common stock

In April 2021, the Company entered into the Sales Agreement with Jefferies, pursuant to which the Company was entitled to offer and sell, from time to time at prevailing market prices, shares of the Company’s common stock having aggregate gross proceeds of up to $300.0 million. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Between April 2021 and July 2021, the Company sold 2,908,009 shares of its common stock under the Sales Agreement at an average price of $103.16 per share for aggregate gross proceeds of $300.0 million, before deducting commissions and offering expenses payable by the Company.

In July 2021 and May 2023, the Company and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, the Company may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of March 31, 2024, the Company has sold 10,860,992 additional shares of its common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by the Company.

10. Stock option and grant plan

2019 equity incentive plan

As of March 31, 2024, the Company had 15,069,803 shares reserved including 1,696,880 shares available for future issuance, pursuant to the Beam Therapeutics Inc. 2019 Equity Incentive Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$17,645	$14,222
General and administrative	11,636	9,695
Total stock-based compensation expense	$29,281	$23,917

Stock options

The following table provides a summary of stock option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2023	8,276,033	$42.59
Granted	1,947,300	24.67
Exercised	(151,291)	11.07
Forfeited	(101,089)	57.27
Outstanding at March 31, 2024	9,970,953	39.42
Exercisable as of March 31, 2024	5,083,695	$39.42

The weighted-average grant date fair value per share of stock options granted in the three months ended March 31, 2024 was $17.07. As of March 31, 2024, there was $128.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.6 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2023	2,927,152	$40.89
Issued	957,150	33.04
Vested	(420,579)	50.81
Forfeited	(61,753)	43.11
Unvested as of March 31, 2024	3,401,970	$37.41

At March 31, 2024, there was approximately $114.9 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 2.5 years.

2019 employee stock purchase plan

The Company issued 76,461 and 65,620 shares under the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had 2,987,432 shares available for issuance under the ESPP.

Stock-based compensation recognized under the ESPP for the three months ended March 31, 2024 and 2023 was $0.3 million and $0.4 million, respectively.

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

	As of March 31,
	2024	2023
Unvested restricted stock	3,401,970	2,246,114
Outstanding options to purchase common stock	9,970,953	8,813,480
Total	13,372,923	11,059,594

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(98,669)	$(96,460)
Denominator:
Weighted average common shares outstanding, basic and diluted	81,698,633	72,273,829
Net loss per common share, basic and diluted	$(1.21)	$(1.33)

12. Income taxes

During the three months ended March 31, 2024 and 2023, the Company recorded a full valuation allowance on federal and state deferred tax assets since there is insufficient evidence that the deferred tax assets are more likely than not realizable. The Company did not have any tax provision or benefit in the three months ended March 31, 2024 and 2023.

13. Related party transactions

Orbital

The Company has significant influence over, but does not control, Orbital through its noncontrolling representation on Orbital's board of directors and the Company’s equity interest in Orbital. The Company and Orbital are also parties to a collaboration and license agreement and have multiple common board members.

Founders

The Company made payments of $0.1 million to its three founder shareholders for scientific consulting and other expenses for each of the three months ended March 31, 2024 and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve important risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part II, Item 1A. and elsewhere in this Quarterly Report on Form 10-Q, and in the “Risk Factors Summary” and Part I “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the 2023 Form 10-K. Some of the numbers included herein have been rounded for the convenience of presentation.

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

Our goal is to advance a broad, diversified portfolio of base editing programs against distinct, genetically validated editing targets, as well as an innovative, platform business model that will expand the reach of our programs to more patients. Overall, we are seeking to build the leading integrated platform for precision genetic medicine, which may have broad therapeutic applicability and the potential to transform the field of precision genetic medicines

Hematology

We are advancing hematology base editing programs in which hematopoietic stem cells, or HSCs, are collected from a patient, edited using electroporation, and then infused back into the patient following a myeloablative conditioning regimen, such as treatment with busulfan, the standard of care in HSC transplantation, or HSCT, today. Once reinfused, the HSCs begin repopulating a portion of the bone marrow in a process known as engraftment. The engrafted, edited HSCs give rise to progenitor cell types with the corrected gene sequences. We are deploying this ex vivo approach in our BEAM-101 and ESCAPE base editing programs.

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

Wave 1: Ex Vivo Base Editing via Autologous Transplant with BEAM-101

We are using base editing to pursue the development of BEAM-101 for the treatment of sickle cell disease and beta-thalassemia. BEAM-101 is a patient-specific, autologous HSC investigational therapy designed to offer a potentially best-in-class profile, incorporating base edits that are intended to mimic single nucleotide polymorphisms seen in individuals with hereditary persistence of fetal hemoglobin, or HbF. BEAM-101 aims to alleviate the effects of sickle cell disease or beta-thalassemia by increasing HbF, which is expected to increase functional hemoglobin production and, in the case of sickle cell disease, inhibit hemoglobin S, or HbS, polymerization.

We are conducting a Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial. The BEACON trial includes an initial “sentinel” cohort of three patients, treated one at a time to confirm successful engraftment, followed by dosing in up to a total of 45 patients. The clinical trial initially includes patients ages 18 to 35 with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with BEAM-101, patients are assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients are also assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, HbF levels, and quality of life assessments.

In May 2024, we announced that the three patients in the sentinel cohort of the BEACON trial have each been dosed and successfully achieved engraftment. Following engraftment of the third patient, we initiated the expansion phase of the trial. We believe that dosing of the first patient in the expansion cohort is imminent. We expect to report data on multiple patients treated with BEAM-101 in the second half of 2024.

Wave 2: Non-genotoxic Conditioning

In parallel with Wave 1 development, we also aim to improve the transplant conditioning regimen for patients undergoing HSCT, thereby reducing toxicity challenges associated with HSCT. Conditioning is a critical component necessary to prepare a patient’s body to receive the ex vivo edited cells that must engraft in the patient’s bone marrow in order to be effective. However, today’s conditioning regimens rely on nonspecific chemotherapy or radiation, which are associated with significant toxicities. As a potential alternative to genotoxic conditioning regimens in HSCT, we are advancing our ESCAPE program. ESCAPE aims to avoid toxicity challenges associated with currently available conditioning regimens for patients with sickle cell disease and beta-thalassemia ahead of autologous HSCT, by combining antibody-based conditioning with multiplex gene edited HSCs. ESCAPE may also have applications in other diseases of the blood and immune system where HSCT could deliver potential benefits but has been limited by toxicities associated with current standard of care conditioning regimens. We anticipate initiating Phase 1-enabling preclinical studies for the ESCAPE sickle cell disease program in 2024.

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
•
efficient transfection of human CD34+ cells in vitro; and
•
efficient transfection of nearly 20% of CD34+ HSCs in humanized mice and non-human primates at a dose of 1.0 mg/kg.

Genetic Diseases

BEAM-302: In Vivo LNP liver-targeting for AATD

BEAM-302 is a liver-targeting LNP formulation of base editing reagents designed to offer a one-time treatment to correct the E342K point mutation (PiZZ genotype) predominantly responsible for the severe form of alpha-1 antitrypsin deficiency, or AATD. AATD is an inherited genetic disorder that can cause early onset emphysema and liver disease. The most severe form of AATD arises when a patient has a point mutation in both copies of the SERPINA1 gene at amino acid 342 position (E342K, also known as the PiZ mutation or the “Z” allele). This point mutation causes Alpha-1 antitrypsin, or AAT, to misfold, accumulating inside liver cells rather than being secreted, resulting in very low levels (10%-15%) of circulating AAT. In addition to resulting in lower levels, the PiZ AAT protein variant is also less enzymatically effective compared to wildtype AAT protein. As a consequence, the lung is left unprotected from neutrophil elastase, resulting in progressive, destructive changes in the lung, such as emphysema, which can result in the need for lung transplants. The mutant AAT protein also accumulates in the liver, causing liver inflammation and cirrhosis, which can ultimately cause liver failure or cancer requiring patients to undergo a liver transplant. It is estimated that approximately 100,000 individuals in the United States have two copies of the Z allele. There are currently no curative treatments for patients with AATD.

With the high efficiency and precision of our base editors, we aim to utilize our adenine base editors, or ABEs, to precisely correct the E342K point mutation and restore the production of functional AAT protein. In 2020, we demonstrated the ability of base editors to directly correct the mutation causing AATD, providing both in vitro and in vivo preclinical proof-of-concept for base editing to correct this disease. In March 2024, we announced the clearance of our clinical trial authorisation application, or CTA, for BEAM-302 for the treatment of AATD by the United Kingdom Medicines and Healthcare Products Regulatory Agency. Following CTA clearance, we began enrolling patients in a Phase 1/2 open label, dose escalation study of BEAM-302 at trial sites located in the United Kingdom. The trial will evaluate the safety, pharmacodynamics, pharmacokinetics and efficacy of BEAM-302 initially in patients with AATD-associated lung disease. The study design includes a dose exploration portion followed by a dose expansion portion to identify the optimal dose to take forward in a pivotal study. We expect to initiate the Phase 1/2 trial of BEAM-302 in the first half of 2024.

BEAM-301: In Vivo LNP liver-targeting for GSD1a

BEAM-301 is a liver-targeting LNP formulation of base editing reagents designed to correct the R83C mutation, the most prevalent disease-causing mutation for, and the mutation which results in the most severe form of, glycogen storage disease 1a, or GSD1a. GSD1a is an autosomal recessive disorder caused by mutations in the G6PC gene that disrupts a key enzyme, G6Pase, critical for maintaining glucose homeostasis. Inhibition of G6Pase activity results in low fasting blood glucose levels that can result in seizures and be fatal. Patients with this mutation typically require ongoing corn starch administration, without which they may enter into hypoglycemic shock within one to three hours.

Our approach to treating patients with GSD1a is to apply base editing via LNP delivery to repair the two most prevalent mutations that cause the disease, R83C and Q347X. It is estimated that these two point mutations account for 300 and 500 patients, respectively, in the United States.

In October 2023, we presented new preclinical data demonstrating the ability of BEAM-301 to directly correct the R83C mutation. These data showed that a single dose of BEAM-301 restored clinically meaningful endpoints in in vivo rodent disease models out to at least one year. In the first half of 2024, we plan to submit an investigational new drug, or IND, application to evaluate BEAM-301 for the treatment of GSD1a at a select number of trial sites in the United States.

Immunology/Oncology

BEAM-201: Universal CD7-targeting CAR-T cells

BEAM-201 is a development candidate comprised of T cells derived from healthy donors that are simultaneously edited at TRAC, CD7, CD52 and PDCD1 and then transduced with a lentivirus encoding for an anti-CD7 chimeric antigen receptor, or CAR, that is designed to create allogeneic CD7 targeting CAR-T cells, resistant to both fratricide and immunosuppression. We have dosed the first patient in a first-in-human Phase 1/2 clinical trial designed to evaluate the safety and efficacy of BEAM-201 in patients with relapsed/refractory T-cell acute lymphoblastic leukemia/T-cell lymphoblastic lymphoma, or T-ALL/T-LL. Key safety endpoints for the trial include treatment-emergent and treatment-related adverse events, and key efficacy endpoints include proportion of patients with complete or partial responses, proportion eligible for HSC transplant and proportion achieving minimal residual disease negative status. We are continuing enrollment in the Phase 1/2 clinical trial and expect to report an initial clinical dataset for BEAM-201 in the second half of 2024 and to seek potential partnership for this and other potential ex vivo CAR-T programs, including our ongoing research into creating next-generation allogeneic cell therapies with multiplex base editing.

Manufacturing

Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we have established a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The facility, which initiated current Good Manufacturing Practice, or cGMP operations in late 2023, is designed to support manufacturing for our ex vivo cell therapy programs in hematology and in vivo non-viral delivery programs for liver and liver-mediated diseases, with the capability to scale-up to support potential commercial supply. For our initial clinical trials, we expect to rely primarily on our internal manufacturing capabilities, along with CMOs with relevant manufacturing experience in genetic medicines. We believe this investment will maximize the value of our portfolio and capabilities, the probability of technical success of our programs, and the speed at which we can provide potentially life-long cures to patients.

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

Verve Therapeutics and Eli Lilly and Company

In April 2019, we entered into a collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, a company focused on gene editing for cardiovascular disease treatments, and in July 2022, we and Verve amended the Verve Agreement. Under the terms of the Verve Agreement, as amended, we granted Verve exclusive worldwide licenses under certain of our editing technologies for human therapeutic applications against a total of three liver-mediated, cardiovascular disease targets, including use of our base editing technology for each of these targets and use of certain of our gene editing technology for two of such targets. In exchange, we received shares of Verve common stock. In October 2023, we entered into a transfer and delegation agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize each of Verve’s base editing programs for cardiovascular disease, which consist of programs targeting PCSK9, ANGPTL3 and an undisclosed liver-mediated, cardiovascular target. In addition, Lilly acquired the right to receive any future milestone or royalty payments payable to us under the Verve Agreement. Under the terms of the Lilly Agreement, we received a $200.0 million payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events. In October 2023, we also entered into a Stock Purchase Agreement, or the Purchase Agreement, with Lilly providing for the sale and issuance of 2,004,811 shares, of our common stock to Lilly at a price of $24.94 per share, which was equal to a 15% premium to the volume-weighted average share price of our common stock over the 30 trading days prior to the date of the Purchase Agreement, for an aggregate purchase price of approximately $50 million. The Purchase Agreement contains customary representations, warranties and covenants of each party.

Sana Biotechnology

In October 2021, we entered into an option and license agreement, or the Sana Agreement, with Sana Biotechnology, Inc., or Sana, pursuant to which we granted Sana non-exclusive research and development and commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. Under the terms of the Sana Agreement, licensed products include certain specified allogeneic T cell and stem cell-derived products directed at specified genetic targets, with certain limited rights for Sana to add and substitute such products and targets. The Sana Agreement excludes the grant of any Beam-controlled rights to perform base editing. In January 2023, Sana announced that the U.S. Food and Drug Administration, or FDA cleared its IND application to initiate a first-in-human study of SC291, its CD19-targeted allogeneic CAR-T cell therapy, in patients with various B-cell malignancies. In November 2023, Sana announced that the FDA cleared its IND application to initiate a first-in-human trial of SC291, in patients with various B-cell mediated autoimmune diseases. In January 2024, Sana announced that the FDA cleared its IND application to initiate a first-in-human trial of SC262, its CD22-directed allogeneic CAR-T cell therapy, in patients with relapsed or refractory B-cell malignancies. In connection with each of the foregoing events, Sana made immaterial milestone payments to us under the Sana Agreement.

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

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to stock-based compensation, variable interest entities, fair value measurements, and leases. There have been no significant changes to our existing critical accounting policies and significant judgments and estimates discussed in the 2023 Form 10-K.

Financial operations overview

General

We were founded in January 2017 and began operations in July 2017. Since our inception, we have devoted substantially all of our resources to building our base editing platform and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, conducting clinical trials, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our redeemable convertible preferred stock, proceeds from offerings of our common stock and payments received under collaboration and license agreements.

We are an early-stage company, and the majority of our programs are at a preclinical or early clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the three months ended March 31, 2024 and 2023 were $98.7 million and $96.5 million, respectively. As of March 31, 2024, we had an accumulated deficit of $1.3 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

Revenue Recognition

In April 2019, we entered into a collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, a company focused on gene editing for cardiovascular disease treatments. In June 2021, we entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of our base editing technology to discover new treatments for complement system-driven diseases. In October 2021, we entered into an option and license agreement, or the Sana Agreement, with Sana Biotechnology, Inc., or Sana, pursuant to which we granted Sana non-exclusive research and development and commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. In December 2021, we entered into a four-year research collaboration agreement, or the Pfizer Agreement, with Pfizer Inc., or Pfizer, focused on in vivo base editing programs for three targets for rare genetic diseases of the liver, muscle and central nervous system. In September 2022, we entered into a License and Research Collaboration Agreement, or the Orbital Agreement, with Orbital Therapeutics, Inc., or Orbital, a newly formed entity focused on advancing non-viral delivery and RNA technologies. In October 2023, we entered into a Transfer and Delegation Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease.

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the three months ended March 31, 2024 and 2023, we recognized $7.4 million and $24.2 million of license and collaboration revenue, respectively.

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
•
expenses incurred in connection with investments in delivery technology for our base editors;
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
•
Change in fair value of contingent consideration liabilities consists of remeasurement of the fair value of the technology and product contingent consideration liabilities related to the acquisition of Guide Therapeutics, Inc., or Guide.
•
Interest and other income (expense), consists primarily of interest income from our investments in fixed income securities as well as interest expense related to our equipment financings.

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
License and collaboration revenue	$7,410	$24,208	$(16,798)
Operating expenses:
Research and development	84,818	99,646	(14,828)
General and administrative	26,724	23,490	3,234
Total operating expenses	111,542	123,136	(11,594)
Loss from operations	(104,132)	(98,928)	(5,204)
Other income (expense):
Change in fair value of derivative liabilities	(2,900)	5,600	(8,500)
Change in fair value of non-controlling equity investments	(3,353)	(12,797)	9,444
Change in fair value of contingent consideration liabilities	(133)	(296)	163
Interest and other income (expense), net	11,849	9,961	1,888
Total other income (expense)	5,463	2,468	2,995
Net loss	$(98,669)	$(96,460)	$(2,209)

License and collaboration revenue

License and collaboration revenue was $7.4 million and $24.2 million for the three months ended March 31, 2024 and 2023, respectively. The decline in revenue of $16.8 million is due to the timing of research activities on our license and collaboration programs. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis, Verve, and Orbital Agreements.

Research and development expenses

Research and development expenses were $84.8 million and $99.6 million for the three months ended March 31, 2024 and 2023, respectively. The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
External research and development expenses	$24,718	$40,886	$(16,168)
Employee related expenses	24,570	27,360	(2,790)
Facility and IT related expenses	17,669	16,695	974
Stock-based compensation expense	17,645	14,221	3,424
Other expenses	216	484	(268)
Total research and development expenses	$84,818	$99,646	$(14,828)

The decrease of $14.8 million was primarily due to the following:

•
A $16.2 million decrease in external research and development expenses driven by a $10.8 million decrease in outsourced services, driven primarily by the strategic reprioritization of pipeline programs and fewer IND-enabling activities, partially offset by increased clinical activities for BEAM-101 and BEAM-302. Also contributing to the decrease in expenses is a decline of $5.4 million in lab supplies primarily driven by a decrease in research and development activities as well as a shift of programs from research into development;
•
A decrease of $2.8 million of employee related expenses due to a reduction in the number of research and development employees from 429 at March 31, 2023 to 346 at March 31, 2024;
•
A decrease in other expenses of $0.3 million, due primarily to changes in accrued contingent obligations associated with the Lilly Agreement during the three months ended March 31, 2024;
•
An increase of $1.0 million of facility and IT allocated costs, including depreciation. This increase was due to the expense allocated to research and development related to our leased facilities; and
•
An increase of $3.4 million in stock-based compensation from additional stock options and restricted stock units granted to employees.

General and administrative expenses

General and administrative expenses were $26.7 million and $23.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $3.2 million was primarily due to the following:

•
An increase of $1.9 million in stock-based compensation from the issuance of equity awards to existing employees;
•
An increase of $0.7 million of facility and IT allocated costs and $0.2 million of other costs; and
•
An increase of $0.4 million in legal costs.

Change in fair value of derivative liabilities

During the three months ended March 31, 2024 and 2023, we recorded $2.9 million of expense and $5.6 million of other income, respectively, related to the change in fair value of success payment liabilities due to changes in the price of our common stock over the related periods. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of March 31, 2024 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the three months ended March 31, 2024 and 2023, we recorded $3.4 million and $12.8 million of other expense, respectively, as a result of changes in the fair value of our investment in Verve and Prime common stock.

Change in fair value of contingent consideration liabilities

During the three months ended March 31, 2024 and 2023, we recorded $0.1 million and $0.3 million of other expense, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $11.8 million and $10.0 million of net income for the three months ended March 31, 2024 and 2023, respectively. The change was primarily due to increases in interest income driven by increased market rates.

Liquidity and capital resources

Since our inception in January 2017, we have not generated any revenue from product sales, have generated only limited revenue from our license and collaboration agreements, and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates.

In February 2024, we filed a universal automatic shelf registration statement on Form S-3 with the SEC, to register for sale an indeterminate amount of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective upon filing with the SEC (File No. 333-277427).

In April 2021, we entered into an at the market, or ATM, sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we were entitled to offer and sell, from time to time at prevailing market prices, shares of our common stock having aggregate gross proceeds of up to $300.0 million. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Between April 2021 and July 2021, we sold 2,908,009 shares of our common stock under the Sales Agreement at an average price of $103.16 per share for aggregate gross proceeds of $300.0 million, before deducting commissions and offering expenses payable by us.

In July 2021 and May 2023, we and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, we may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of March 31, 2024, we have sold 10,860,992 additional shares of our common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by us.

In October 2023, we entered into the Lilly Agreement, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease. We received a $200.0 million upfront payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events. In connection with the Lilly Agreement, we and Lilly entered into a Stock Purchase Agreement providing for the sale and issuance of 2,004,811 shares of our common stock to Lilly for an aggregate purchase price of $50.0 million. We received the consideration under the Stock Purchase Agreement in October 2023 and the upfront payment in November 2023. We have accrued approximately $42.3 million of contingent obligations that may be due associated with payments received under the Lilly Agreement for which discussions are continuing related to the potential applicability to such payments of the terms of license agreements.

As of March 31, 2024, we had $1.1 billion in cash, cash equivalents, and marketable securities.

We are required to make success payments to Harvard and Broad Institute based on increases in the per share fair market value of our common stock. The amounts due may be settled in cash or shares of our common stock, at our discretion. We may owe Harvard and Broad Institute future success payments of up to $90.0 million each.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(99,747)	$(109,815)
Net cash provided by (used in) investing activities	(53,464)	25,451
Net cash provided by (used in) financing activities	2,897	98,416
Net change in cash, cash equivalents and restricted cash	$(150,314)	$14,052

Operating activities

Net cash used in operating activities for the three months ended March 31, 2024 was $99.7 million, consisting of our net loss of $98.7 million, decreases of accrued expenses and other liabilities of $24.3 million, a decrease in deferred revenue of $6.9 million, a decrease in operating lease liabilities totaling $3.1 million and increases of prepaid expenses and other current assets of $5.5 million. In addition, a noncash item, the amortization of investment premiums of $6.6 million, also contributed to net cash used in operating activities.

These uses of cash were partially offset by an increase in accounts payable of $1.3 million and an increase of other long-term liabilities of $0.6 million. In addition, we recorded noncash items consisting of stock-based compensation expense of $29.3 million, depreciation and amortization expense of $5.4 million, decreases in the fair value of non-controlling equity investments of $3.4 million, increases in the fair value of derivative liabilities of $2.9 million, changes in operating lease right-of-use, or ROU, assets of $2.4 million, and a $0.1 million increase in fair value of our contingent consideration liabilities.

Net cash used in operating activities for the three months ended March 31, 2023 was $109.8 million, consisting of our net loss of $96.5 million, a decrease in deferred revenue of $23.7 million, decreases in accrued expenses and other liabilities of $9.9 million, increases in prepaid expenses and other current assets of $8.4 million, and a decrease in operating lease liabilities totaling $2.6 million. In addition, we recorded noncash items consisting of amortization of investment premiums of $6.9 million and a decrease in the fair value of derivative liabilities of $5.6 million.

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

Investing activities

For the three months ended March 31, 2024, cash used in investing activities consisted of net purchases of marketable securities of $51.0 million and purchases of property and equipment of $2.4 million.

For the three months ended March 31, 2023, cash provided by investing activities consisted of the net maturities of marketable securities of $31.5 million, offset in part by purchases of property and equipment of $6.0 million.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2024 consisted of $1.7 million of proceeds from the exercise of stock options and $1.4 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, offset in part by repayments of equipment financing liabilities of $0.2 million.

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

Funding requirements

We expect our operating expenses to remain primarily unchanged over the next twelve months as a result of our portfolio prioritization and strategic restructuring, as we expect increasing costs related to continued and expected clinical-stage development of our lead product candidates to be offset by decreases in costs related to our preclinical research and development.

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

We expect that our cash, cash equivalents and marketable securities at March 31, 2024 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

We lease certain assets under noncancelable operating and finance leases. The leases relate primarily to office space and laboratory space in addition to equipment. As of March 31, 2024, aggregate future minimum commitments under these office and laboratory leases and equipment leases are $243.8 million, of which $18.1 million will be payable in 2024. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

During the three months ended March 31, 2024, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $1.1 billion, which consisted of cash, money market funds, commercial paper and corporate and government securities. Our cash and cash equivalents are primarily maintained in accounts with multiple financial institutions in the United States. At times, we may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the sections titled sections titled “Risk Factors Summary” and “Item 1A. Risk Factors” in the 2023 Form 10-K, which could materially affect our business, financial condition or future results. The risk factors disclosure in the 2023 Form 10-K is qualified by the information in this Quarterly Report on Form 10-Q. The risks described in the 2023 Form 10–K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Second Amended and Restated Bylaws of Beam Therapeutics Inc.	10-K	001-39208	02/28/2023	3.2

10.1	Amended and Restated Beam Therapeutics Inc. Non-Employee Director Compensation Policy					X

10.2+	Form of Addendum to Letter Agreement between Beam Therapeutics Inc. and each of its executive officers					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAM THERAPEUTICS INC.

Date: May 7, 2024	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

Date: May 7, 2024	By:	/s/ Terry-Ann Burrell
Terry-Ann Burrell
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)