Form 10-Q
period 2024-06-30
Beam Therapeutics Inc.
filed 2024-08-06
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of registrant’s common stock outstanding as of July 31, 2024 was 82,415,619.

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
•
our expectations regarding the initiation, timing, progress and results of our clinical trials, including our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial, our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-201 for the treatment of relapsed, refractory T-cell acute lymphoblastic leukemia/T cell lymphoblastic lymphoma, our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-302 for the treatment of Alpha-1 Antitrypsin Deficiency, and our anticipated trial to assess the safety and efficacy of BEAM-301 for the treatment of glycogen storage disease type 1a;
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
•
our ability to successfully maintain and expand our commercial-scale current Good Manufacturing Practice, or cGMP, manufacturing facility;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$292,763	$435,895
Marketable securities	715,402	753,981
Prepaid expenses and other current assets	21,275	21,167
Total current assets	1,029,440	1,211,043
Property and equipment, net	117,470	124,960
Restricted cash	6,154	8,719
Operating lease right-of-use assets	106,879	112,846
Other assets	1,323	2,146
Total assets	$1,261,266	$1,459,714
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,429	$1,617
Accrued expenses and other current liabilities	67,138	111,664
Derivative liabilities	8,200	10,800
Current portion of deferred revenue	84,925	68,706
Current portion of lease liability	12,641	12,778
Total current liabilities	177,333	205,565
Long-term lease liability	152,596	159,911
Contingent consideration liabilities	1,077	2,723
Long-term portion of deferred revenue	75,487	109,888
Other liabilities	679	298
Total liabilities	407,172	478,385
Commitments and contingencies (See Note 7, License agreements and Note 8, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 82,386,210 and 81,632,496 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	824	816
Additional paid-in capital	2,233,989	2,169,798
Accumulated other comprehensive (loss) income	(1,110)	604
Accumulated deficit	(1,379,609)	(1,189,889)
Total stockholders’ equity	854,094	981,329
Total liabilities and stockholders’ equity	$1,261,266	$1,459,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
License and collaboration revenue	$11,772	$20,116	$19,182	$44,324
Operating expenses:
Research and development	87,041	97,608	171,859	197,254
General and administrative	29,626	24,656	56,350	48,146
Total operating expenses	116,667	122,264	228,209	245,400
Loss from operations	(104,895)	(102,148)	(209,027)	(201,076)
Other income (expense):
Change in fair value of derivative liabilities	5,500	(900)	2,600	4,700
Change in fair value of non-controlling equity investments	(7,586)	6,148	(10,939)	(6,649)
Change in fair value of contingent consideration liabilities	1,779	2,171	1,646	1,875
Interest and other income (expense), net	14,190	11,953	26,039	21,914
Total other income (expense)	13,883	19,372	19,346	21,840
Net loss before income taxes	$(91,012)	$(82,776)	$(189,681)	$(179,236)
Provision for income taxes	(39)	—	(39)	—
Net loss	$(91,051)	$(82,776)	$(189,720)	$(179,236)
Unrealized gain (loss) on marketable securities	(189)	(1,250)	(1,714)	415
Comprehensive loss	$(91,240)	$(84,026)	$(191,434)	$(178,821)
Net loss per common share, basic and diluted	$(1.11)	$(1.08)	$(2.31)	$(2.41)
Weighted-average common shares outstanding, basic and diluted	82,312,467	76,335,175	82,005,550	74,315,721

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

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	81,632,496	$816	$2,169,798	$604	$(1,189,889)	$981,329
Purchase of common stock under ESPP	76,461	1	1,397	—	—	1,398
Vesting of restricted common stock	420,579	4	(4)	—	—	—
Stock-based compensation	—	—	29,281	—	—	29,281
Exercise of common stock options	151,291	2	1,674	—	—	1,676
Other comprehensive income (loss)	—	—	—	(1,525)	—	(1,525)
Net loss	—	—	—	—	(98,669)	(98,669)
Balance at March 31, 2024	82,280,827	$823	$2,202,146	$(921)	$(1,288,558)	$913,490
Vesting of restricted common stock	72,040	1	(1)	—	—	—
Stock-based compensation	—	—	31,604	—	—	31,604
Exercise of common stock options	33,343	—	240	—	—	240
Other comprehensive income (loss)	—	—	—	(189)	—	(189)
Net loss	—	—	—	—	(91,051)	(91,051)
Balance at June 30, 2024	82,386,210	$824	$2,233,989	$(1,110)	$(1,379,609)	$854,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(189,720)	$(179,236)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,007	9,463
Amortization of investment discount (premiums)	(12,502)	(14,505)
Stock-based compensation expense	60,885	50,195
Change in operating lease right-of-use assets	4,755	4,829
Change in fair value of derivative liabilities	(2,600)	(4,700)
Change in fair value of contingent consideration liabilities	(1,646)	(1,875)
Change in fair value of non-controlling equity investments	10,939	6,649
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	714	(6,476)
Accounts payable	3,057	(2,765)
Accrued expenses and other liabilities	(43,761)	(10,154)
Operating lease liabilities	(6,241)	(4,054)
Deferred revenue	(18,182)	(42,824)
Other long-term liabilities	539	969
Net cash provided by (used in) operating activities	(182,756)	(194,484)
Investing activities
Purchases of property and equipment	(4,399)	(22,195)
Purchases of marketable securities	(329,714)	(657,359)
Maturities of marketable securities	368,142	663,525
Net cash provided by (used in) investing activities	34,029	(16,029)
Financing activities
Proceeds from issuance of common shares, net of commissions	—	201,623
Proceeds from issuances of stock under ESPP	1,398	1,708
Payment of equity offering costs	—	(247)
Repayment of equipment financings	(284)	(1,220)
Proceeds from exercise of stock options	1,916	4,094
Net cash provided by (used in) financing activities	3,030	205,958

Net change in cash, cash equivalents and restricted cash	(145,697)	(4,555)
Cash, cash equivalents and restricted cash—beginning of period	444,614	245,521
Cash, cash equivalents and restricted cash—end of period	$298,917	$240,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$112

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$521	$5,634
Operating lease liabilities arising from obtaining right-of-use assets	$(1,273)	$392
Equity issuance costs in accounts payable and accrued expenses	$—	$384

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

In July 2021 and May 2023, the Company and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, the Company may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of June 30, 2024, the Company has sold 10,860,992 additional shares of its common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by the Company.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.4 billion as of June 30, 2024. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of June 30, 2024 of $1.0 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$292,763	$225,544
Restricted cash	6,154	15,422
Total cash, cash equivalents, and restricted cash	$298,917	$240,966

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Leasehold improvements	$100,727	$100,186
Lab equipment	67,913	61,674
Furniture and fixtures	4,836	4,836
Computer equipment	3,163	3,163
Construction in process	2,020	5,283
Total property and equipment	178,659	175,142
Less accumulated depreciation	(61,189)	(50,182)
Property and equipment, net	$117,470	$124,960

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$5,576	$4,816	$11,007	$9,463

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at June 30, 2024 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$262,674	262,674	$262,674	$—	$—
Commercial paper	29,907	29,907	—	29,907	—
Marketable securities:
Commercial paper	274,915	274,915	—	274,915	—
Corporate notes	60,201	60,201	—	60,201
U.S. Treasury securities	253,297	253,297	—	253,297	—
U.S. Government securities	116,053	116,053	—	116,053	—
Corporate equity securities	10,936	10,936	10,936	—	—
Total assets	$1,007,983	$1,007,983	$273,610	$734,373	$—

Liabilities
Success payment liability – Harvard	$3,900	$3,900	$—	$—	$3,900
Success payment liability – Broad Institute	4,300	4,300	—	—	4,300
Contingent consideration liability – Technology	473	473	—	—	473
Contingent consideration liability – Product	604	604	—	—	604
Total liabilities	$9,277	$9,277	$—	$—	$9,277

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

The Company holds an investment in Verve consisting of shares of Verve’s common stock. As of June 30, 2024, the Company owned 546,970 shares of Verve's common stock valued at $2.7 million, which is included in marketable securities in the condensed consolidated balance sheet.

The Company also holds an investment in Prime consisting of 1,608,337 shares of Prime's common stock. As of June 30, 2024, the Company's investment in Prime's common stock was valued at $8.3 million, which is included in marketable securities in the condensed consolidated balance sheet.

Pursuant to ASC 825, Financial instruments, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s condensed consolidated statements of operations.

The following table summarizes other income (expense) recorded due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other income (expense)	$(7,586)	$6,148	$(10,939)	$(6,649)

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

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Fair value of common stock (per share)	$23.43	$27.22	$23.43	$27.22
Expected volatility	81%	80%	80%	79%
Expected term (years)	0.05-4.99	0.06-5.49	0.05-5.86	0.06-6.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Six Months Ended June 30, 2024
	Harvard	Broad Institute	Total
Balance at December 31, 2023	$5,200	$5,600	$10,800
Change in fair value	(1,300)	(1,300)	(2,600)
Balance at June 30, 2024	$3,900	$4,300	$8,200

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

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	Six Months Ended June 30, 2024
	Technology Milestones	Product Milestones	Total
Balance at December 31, 2023	$1,371	$1,352	$2,723
Change in fair value	(898)	(748)	(1,646)
Balance at June 30, 2024	$473	$604	$1,077

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

	Technology Milestones		Product Milestones
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Discount Rate	10.00%	10.00%	10.00%	10.00%
Probability of Achievement	2%	2-5%	1-2%	1-2%
Projected Year of Achievement	2026	2025	2028-2034	2025-2031

5. Marketable securities

The following table summarizes the Company’s marketable securities held at June 30, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$275,217	$15	$(317)	$274,915
Corporate notes	60,363	—	(162)	60,201
U.S. Treasury securities	253,835	11	(549)	253,297
U.S. Government securities	116,161	34	(142)	116,053
Corporate equity securities	10,936	—	—	10,936
Total	$716,512	$60	$(1,170)	$715,402

The following table summarizes the Company’s marketable securities held at December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$285,054	$250	$(15)	$285,289
Corporate notes	23,462	63	—	23,525
U.S. Treasury securities	151,805	436	(94)	152,147
U.S. Government securities	271,181	328	(364)	271,145
Corporate equity securities	21,875	—	—	21,875
Total	$753,377	$1,077	$(473)	$753,981

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2024, the balance in accumulated other comprehensive (loss) income was related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the six months ended June 30, 2024 and 2023 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued contingent obligation, refer to Note 7	$21,640	$43,280
Employee compensation and related benefits	9,635	21,774
Research costs	6,896	9,804
Professional fees	3,724	3,468
Process development and manufacturing costs	1,703	4,697
Other	23,540	28,641
Total	$67,138	$111,664

The Company previously received correspondence from a research institution alleging, among other things, that the Company breached the terms of a confidentiality agreement. On July 19, 2024, the Company entered into a settlement agreement with the research institution, pursuant to which, in exchange for a release of claims in its favor, the Company agreed, among other things, to pay the institution an upfront payment of $15.0 million upon signing and to make additional success payments in connection with the development and commercialization of BEAM-102 and BEAM-302. As of June 30, 2024, the Company had a liability accrued of $20.2 million included within Other in the table above for the loss based on the settlement agreement.

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

The value attributable to sublicenses and the related sublicense fees due under the Company’s license agreements may require estimates and other judgments related to contractual requirements, which creates uncertainty over the ultimate amount that would be paid under these arrangements. Contractual amounts due are accrued and if a contingency exists related to the interpretation of the amounts due under the license agreement, the Company recognizes a liability for the amount that is probable and estimable. When no amount within the range of potential payments is a better estimate than any other amount, however, the minimum amount in the range is accrued. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. The Company’s accrued liabilities for license fees includes estimates, including approximately $21.6 million of contingent obligations that may be due associated with payments received under the Lilly Agreement for which discussions are continuing related to the potential applicability to such payments of the terms of license agreements. As of June 30, 2024, management believes that it is remote that an adjustment to its estimated accrual would result in a material charge in excess of the amount accrued. The ultimate amount paid may differ materially from the estimated amounts.

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of June 30, 2024, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	June 30, 2024	December 31, 2023
Harvard success payment liability	$3,900	$5,200

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Change in fair value of Harvard success payment liability	$(2,800)	$500	$(1,300)	$(2,300)

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of June 30, 2024, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	June 30, 2024	December 31, 2023
Broad Institute success payment liability	$4,300	$5,600

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Change in fair value of Broad Institute success payment liability	$(2,700)	$400	$(1,300)	$(2,400)

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

The Lilly Agreement and Stock Purchase Agreement were negotiated at the same time as a package and have been accounted for as one combined contract. The Company accounts for the component of the arrangement to transfer common stock to Lilly under ASC 505, Equity, or ASC 505, and the revenue component under ASC 606, Revenue from Contracts with Customers, or ASC 606, as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The Company first applied the guidance in ASC 505 to measure the fair value of the common stock issued and allocated the remaining consideration to the ASC 606 component of the arrangement.

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

The Company recognized revenue for the performance obligation at a point-in-time in October 2023 as all requirements related to the performance obligation have been completed. Any consideration received related to Lilly’s optional purchase of the Company’s research and development services will be accounted for as a separate contract if and when the option is exercised in accordance with ASC 606. During the year ended December 31, 2023, the Company recognized the full $216.4 million of revenue related to the Lilly Agreement. As of June 30, 2024, there was no deferred revenue related to the Lilly Agreement and there has been no revenue recognized subsequent to the up-front payment.

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

The Company accounts for the Orbital Agreement under ASC 606, as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract.

The overall transaction price as of the inception of the contract was determined to be $25.5 million, which represents the fair value of the Company’s equity interest in Orbital’s common stock at inception. There is no variable consideration included in the transaction price at inception.

The Company concluded that the research and exploitation licenses are not distinct from the other promises in the Orbital Agreement, and as such the Company has determined that the licenses combined with the research and development services, know-how transfers, committee participation and materials transfer represent a combined performance obligation. The Company recognizes revenue associated with the Orbital performance obligation over time as it is satisfied during the term of the Orbital Agreement, which is three years. During each of the three and six months ended June 30, 2024 and 2023, the Company recognized $2.1 and $4.2 million of revenue, respectively, related to the Orbital agreement. As of June 30, 2024, there was $8.5 million and $2.1 million of current and long-term deferred revenue, respectively, related to the Orbital Agreement.

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

The Company recognizes revenue for each performance obligation as it is satisfied during the term of the agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which includes each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue is recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligation. During the three and six months ended June 30, 2024, the Company recognized $6.3 million and $5.7 million of revenue related to the Pfizer Agreement, respectively. The Company recognized $10.1 million and $26.3 million of revenue related to the Pfizer Agreement during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there was $57.5 million and $54.3 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement.

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

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. For the three and six months ended June 30, 2024, the Company recognized $2.9 million and $8.2 million of revenue related to the Apellis Agreement, respectively. For the three and six months ended June 30, 2023, the Company recognized $6.9 million and $12.2 million of revenue related to the Apellis Agreement, respectively. As of June 30, 2024, there is $18.9 million and $19.1 million of current and long-term deferred revenue, respectively, related to the Apellis Agreement.

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

During the year ended December 31, 2023, the Company recognized all remaining license revenue related to the Verve Agreement and has no related deferred revenue as of June 30, 2024.

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

In July 2021 and May 2023, the Company and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, the Company may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of June 30, 2024, the Company has sold 10,860,992 additional shares of its common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by the Company.

10. Stock option and grant plan

2019 equity incentive plan

As of June 30, 2024, the Company had 14,964,420 shares reserved including 1,467,676 shares available for future issuance, pursuant to the Beam Therapeutics Inc. 2019 Equity Incentive Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$18,803	$15,521	$36,448	$29,743
General and administrative	12,801	10,757	24,437	20,452
Total stock-based compensation expense	$31,604	$26,278	$60,885	$50,195

Stock options

The following table provides a summary of stock option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2023	8,276,033	$42.59
Granted	2,260,584	24.60
Exercised	(184,634)	10.37
Forfeited	(213,581)	50.64
Outstanding at June 30, 2024	10,138,402	38.99
Exercisable as of June 30, 2024	5,768,050	$38.87

The weighted-average grant date fair value per share of stock options granted in the six months ended June 30, 2024 was $16.94. As of June 30, 2024, there was $115.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.6 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2023	2,927,152	$40.89
Issued	1,044,450	32.21
Vested	(492,619)	52.51
Forfeited	(120,641)	38.81
Unvested as of June 30, 2024	3,358,342	$36.56

At June 30, 2024, there was approximately $99.4 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 2.3 years.

2019 employee stock purchase plan

The Company issued 76,461 and 65,620 shares under the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had 2,987,432 shares available for issuance under the ESPP.

Stock-based compensation recognized under the ESPP for the three and six months ended June 30, 2024 was $0.3 million and $0.6 million, respectively. The Company recognized stock-based compensation under the ESPP of $0.3 million and $0.8 million for the three and six months ended June 30, 2023, respectively.

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

	As of June 30,
	2024	2023
Unvested restricted stock	3,358,342	2,193,178
Outstanding options to purchase common stock	10,138,402	8,832,976
ESPP	50,722	64,080
Total	13,547,466	11,090,234

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(91,051)	$(82,776)	$(189,720)	$(179,236)
Denominator:
Weighted average common shares outstanding, basic and diluted	82,312,467	76,335,175	82,005,550	74,315,721
Net loss per common share, basic and diluted	$(1.11)	$(1.08)	$(2.31)	$(2.41)

12. Income taxes

Through June 30, 2024, the Company recorded a full valuation allowance on federal and state deferred tax assets since there is insufficient evidence that the deferred tax assets are more likely than not realizable. The Company recorded a current tax provision of less than $0.1 million in each of the three and six months ended June 30, 2024 and did not record any tax provision or benefit during the three and six months ended June 30, 2023.

13. Related party transactions

Orbital

The Company has significant influence over, but does not control, Orbital through its noncontrolling representation on Orbital's board of directors and the Company’s equity interest in Orbital. The Company and Orbital are also parties to a collaboration and license agreement and have multiple common board members.

Founders

The Company made payments of $0.2 million to its three founder shareholders for scientific consulting and other expenses for each of the six months ended June 30, 2024 and 2023.

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

In May 2024, we announced that the three patients in the sentinel cohort of the BEACON trial have each been dosed and successfully achieved engraftment. Following engraftment of the third patient, we have dosed three patients in the expansion phase of the trial. To date more than twenty patients have cleared screening and enrolled in the trial. We expect to report data on all patients from the sentinel cohort as well as multiple patients from the expansion cohort in the fourth quarter of 2024.

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

We are conducting a Phase 1/2 open label, dose escalation study of BEAM-302 at trial sites located in the United Kingdom. The trial will evaluate the safety, pharmacodynamics, pharmacokinetics and efficacy of BEAM-302 initially in patients with AATD-associated lung disease. The study design includes a dose exploration portion followed by a dose expansion portion to identify the optimal dose to take forward in a pivotal study. In June 2024, we announced that the first patient had been dosed in the dose exploration portion of the trial. We anticipate continuing to enroll the Phase 1/2 clinical trial and expect to report initial clinical data in 2025.

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

In October 2023, we presented new preclinical data demonstrating the ability of BEAM-301 to directly correct the R83C mutation. These data showed that a single dose of BEAM-301 restored clinically meaningful endpoints in in vivo rodent disease models out to at least one year. In July 2024, we received clearance from the U.S. Food and Drug Administration, or the FDA, for our IND for BEAM-301. We are initiating site activation activities for a Phase 1/2 clinical trial for BEAM-301 in patients with GSD1a with patient dosing expected to commence in early 2025.

Immunology/Oncology

BEAM-201: Universal CD7-targeting CAR-T cells

BEAM-201 is a development candidate comprised of T cells derived from healthy donors that are simultaneously edited at TRAC, CD7, CD52 and PDCD1 and then transduced with a lentivirus encoding for an anti-CD7 chimeric antigen receptor, or CAR, that is designed to create allogeneic CD7 targeting CAR-T cells, resistant to both fratricide and immunosuppression. We have dosed multiple patients in a first-in-human Phase 1/2 clinical trial designed to evaluate the safety and efficacy of BEAM-201 in patients with relapsed/refractory T-cell acute lymphoblastic leukemia/T-cell lymphoblastic lymphoma. Key safety endpoints for the trial include treatment-emergent and treatment-related adverse events, and key efficacy endpoints include proportion of patients with complete or partial responses, proportion eligible for HSC transplant and proportion achieving minimal residual disease negative status. We expect to report an initial clinical dataset for BEAM-201 in the fourth quarter of 2024.

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

Sana Biotechnology

In October 2021, we entered into an option and license agreement, or the Sana Agreement, with Sana Biotechnology, Inc., or Sana, pursuant to which we granted Sana non-exclusive research and development and commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. Under the terms of the Sana Agreement, licensed products include certain specified allogeneic T cell and stem cell-derived products directed at specified genetic targets, with certain limited rights for Sana to add and substitute such products and targets. The Sana Agreement excludes the grant of any Beam-controlled rights to perform base editing. In January 2023, Sana announced that the FDA cleared its IND application to initiate a first-in-human study of SC291, its CD19-targeted allogeneic CAR-T cell therapy, in patients with various B-cell malignancies. In November 2023, Sana announced that the FDA cleared its IND application to initiate a first-in-human trial of SC291, in patients with various B-cell mediated autoimmune diseases. In January 2024, Sana announced that the FDA cleared its IND application to initiate a first-in-human trial of SC262, its CD22-directed allogeneic CAR-T cell therapy, in patients with relapsed or refractory B-cell malignancies. In connection with each of the foregoing events, Sana made immaterial milestone payments to us under the Sana Agreement.

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

Financial operations overview

General

We were founded in January 2017 and began operations in July 2017. Since our inception, we have devoted substantially all of our resources to building our base editing platform and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, conducting clinical trials, maintaining and expanding internal manufacturing capabilities, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our redeemable convertible preferred stock, proceeds from offerings of our common stock and payments received under collaboration and license agreements.

We are an early-stage company, and the majority of our programs are at a preclinical or early clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the six months ended June 30, 2024 and 2023 were $189.7 million and $179.2 million, respectively. As of June 30, 2024, we had an accumulated deficit of $1.4 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the six months ended June 30, 2024 and 2023, we recognized $19.2 million and $44.3 million of license and collaboration revenue, respectively.

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

Results of operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
License and collaboration revenue	$11,772	$20,116	$(8,344)
Operating expenses:
Research and development	87,041	97,608	(10,567)
General and administrative	29,626	24,656	4,970
Total operating expenses	116,667	122,264	(5,597)
Loss from operations	(104,895)	(102,148)	(2,747)
Other income (expense):
Change in fair value of derivative liabilities	5,500	(900)	6,400
Change in fair value of non-controlling equity investments	(7,586)	6,148	(13,734)
Change in fair value of contingent consideration liabilities	1,779	2,171	(392)
Interest and other income (expense), net	14,190	11,953	2,237
Total other income (expense)	13,883	19,372	(5,489)
Net loss before income taxes	$(91,012)	$(82,776)	$(8,236)
Provision for income taxes	(39)	—	(39)
Net loss	$(91,051)	$(82,776)	$(8,275)

License and collaboration revenue

License and collaboration revenue was $11.8 million and $20.1 million for the three months ended June 30, 2024 and 2023, respectively. The decline in revenue of $8.3 million is due to the lower level of research activities on our license and collaboration programs. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis, Verve, and Orbital Agreements.

Research and development expenses

Research and development expenses were $87.0 million and $97.6 million for the three months ended June 30, 2024 and 2023, respectively. The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
External research and development expenses	$24,145	$36,834	$(12,689)
Employee related expenses	23,026	27,565	(4,539)
Facility and IT related expenses	18,724	16,849	1,875
Stock-based compensation expense	18,804	15,521	3,283
Other expenses	2,342	839	1,503
Total research and development expenses	$87,041	$97,608	$(10,567)

The decrease of $10.6 million was primarily due to the following:

•
A decrease of $12.7 million in external research and development expenses driven by a $8.6 million decrease in outsourced services, driven primarily by the strategic reprioritization of pipeline programs, timing of manufacturing spend and fewer IND-enabling activities, partially offset by increased clinical activities for BEAM-101 and BEAM-302. Also contributing to the decrease in external research and development expenses is a decrease of $4.1 million in lab supply expenses primarily driven by a decrease in research and development activities as well as a shift of programs from research into development;
•
A decrease of $4.5 million of employee related costs due to the decline in research and development employees from 444 as of June 30, 2023, to 364 as of June 30, 2024;
•
An increase of $3.3 million in stock-based compensation from additional equity awards granted to existing employees;
•
An increase of $1.9 million of facility and IT allocated costs, including depreciation, due to the expense allocated to research and development related to our leased facilities; and
•
An increase in other expenses of $1.5 million, due primarily to fees for milestones achieved during the three months ended June 30, 2024.

General and administrative expenses

General and administrative expenses were $29.6 million and $24.7 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $5.0 million was primarily due to the following:

•
An increase of $2.0 million in stock-based compensation from additional equity awards granted to employees;
•
An increase of $1.6 million in employee related costs due to the increase in general and administrative employees from 88 as of June 30, 2023 to 97 as of June 30, 2024; and
•
An increase of $1.2 million in legal costs.

Change in fair value of derivative liabilities

During the three months ended June 30, 2024 and 2023, we recorded $5.5 million of other income and $0.9 million of other expense, respectively, related to the change in fair value of success payment liabilities due to changes in the price of our common stock over the related periods. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of June 30, 2024 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the three months ended June 30, 2024 and 2023, we recorded $7.6 million of other expense and $6.1 million of other income, respectively, as a result of changes in the fair value of our investment in Verve and Prime common stock.

Change in fair value of contingent consideration liabilities

During the three months ended June 30, 2024 and 2023, we recorded $1.8 million and $2.2 million of other income, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $14.2 million and $12.0 million of net income for the three months ended June 30, 2024 and 2023, respectively. The change was primarily due to increases in interest income driven by increased market rates.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
License and collaboration revenue	$19,182	$44,324	$(25,142)
Operating expenses:
Research and development	171,859	197,254	(25,395)
General and administrative	56,350	48,146	8,204
Total operating expenses	228,209	245,400	(17,191)
Loss from operations	(209,027)	(201,076)	(7,951)
Other income (expense):		—
Change in fair value of derivative liabilities	2,600	4,700	(2,100)
Change in fair value of non-controlling equity investments	(10,939)	(6,649)	(4,290)
Change in fair value of contingent consideration liabilities	1,646	1,875	(229)
Interest and other income (expense), net	26,039	21,914	4,125
Total other income (expense)	19,346	21,840	(2,494)
Net loss before income taxes	$(189,681)	$(179,236)	$(10,445)
Provision for income taxes	(39)	—	(39)
Net loss	$(189,720)	$(179,236)	$(10,484)

License and collaboration revenue

License and collaboration revenue was $19.2 million and $44.3 million for the six months ended June 30, 2024 and 2023, respectively. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis, Verve, and Orbital Agreements and the change reflects the lower level of research activities performed in the six months ended June 30, 2024 as compared to June 30, 2023.

Research and development expenses

Research and development expenses were $171.9 million and $197.3 million for the six months ended June 30, 2024 and 2023, respectively. The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
External research and development expenses	$48,862	$77,719	$(28,857)
Employee related expenses	47,595	54,925	(7,330)
Facility and IT related expenses	36,393	33,544	2,849
Stock-based compensation expense	36,449	29,743	6,706
Other expenses	2,560	1,323	1,237
Total research and development expenses	$171,859	$197,254	$(25,395)

The decrease of $25.4 million was primarily due to the following:

•
A decrease of $28.9 million in external research and development expenses driven by a $19.3 million decrease in outsourced services driven primarily by the strategic reprioritization of pipeline programs, timing of manufacturing spend and fewer IND-enabling activities, partially offset by increased clinical activities for BEAM-101 and BEAM-302. Also contributing to the decrease in expenses is a decline of $9.6 million in lab supply expenses, primarily due to a decrease in research and development activities as well as a shift of programs from research into development;
•
A decrease of $7.3 million of employee related expenses due to a reduction in the number of research and development employees from 444 as of June 30, 2023 to 364 as of June 30, 2024;
•
An increase of $6.7 million in stock-based compensation from additional equity awards granted to employees;
•
An increase of $2.9 million of facility and IT allocated costs, including depreciation, due to the expense allocated to research and development related to our leased facilities; and
•
An increase in other expenses of $1.2 million, driven primarily by fees associated with milestones achieved during the six months ended June 30, 2024.

General and administrative expenses

General and administrative expenses were $56.4 million and $48.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $8.2 million was primarily due to the following:

•
An increase of $4.0 million in stock-based compensation from additional equity awards granted to employees;
•
An increase of $1.8 million in personnel related expenses and $0.9 million of facility and IT related costs, including depreciation. These increases were due to fees associated with outside consultants and an increase in the number of general and administrative employees from 88 as of June 30, 2023 to 97 as of June 30, 2024, and their related activities, as well as the expense allocated to general and administrative expenses related to our leased facilities; and
•
An increase of $1.6 million in legal costs.

Change in fair value of derivative liabilities

During the six months ended June 30, 2024 and 2023, we recorded $2.6 million and $4.7 million of other income, respectively, related to the change in fair value of success payment liabilities due to a decrease in the price of our common stock over the related periods. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of June 30, 2024 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the six months ended June 30, 2024 and 2023, we recorded $10.9 million and $6.6 million of other expense, respectively, as a result of changes in the fair value of our investment in Verve and Prime common stock.

Change in fair value of contingent consideration liabilities

During the six months ended June 30, 2024 and 2023, we recorded $1.6 million and $1.9 million of other income, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $26.0 million and $21.9 million of net income for the six months ended June 30, 2024 and 2023, respectively. The change was primarily due to increases in interest income driven by increased market rates.

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

In July 2021 and May 2023, we and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, we may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of June 30, 2024, we have sold 10,860,992 additional shares of our common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by us.

In October 2023, we entered into the Lilly Agreement, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease. We received a $200.0 million upfront payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events. In connection with the Lilly Agreement, we and Lilly entered into a Stock Purchase Agreement providing for the sale and issuance of 2,004,811 shares of our common stock to Lilly for an aggregate purchase price of $50.0 million. We received the consideration under the Stock Purchase Agreement in October 2023 and the upfront payment in November 2023. We have accrued approximately $21.6 million of contingent obligations that may be due associated with payments received under the Lilly Agreement for which discussions are continuing related to the potential applicability to such payments of the terms of license agreements.

As of June 30, 2024, we had $1.0 billion in cash, cash equivalents, and marketable securities.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$(182,756)	$(194,484)
Net cash provided by (used in) investing activities	34,029	(16,029)
Net cash provided by (used in) financing activities	3,030	205,958
Net change in cash, cash equivalents and restricted cash	$(145,697)	$(4,555)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2024 was $182.8 million, including our net loss of $189.7 million, decreases in accrued expenses and other liabilities of $43.8 million, deferred revenue of $18.2 million, and operating lease liabilities totaling $6.2 million and an increase of prepaid expenses and other current assets of $0.7 million. In addition, noncash items, including the amortization of investment premiums of $12.5 million, a decrease in the fair value of derivative liabilities of $2.6 million and a decrease of $1.6 million in the fair value of our contingent consideration liabilities also contributed to net cash used in operating activities.

These uses of cash were partially offset by an increase in accounts payable of $3.1 million and other long-term liabilities of $0.5 million, respectively. In addition, we recorded noncash items consisting of stock-based compensation expense of $60.9 million, depreciation and amortization expense of $11.0 million, a decrease in the fair value of non-controlling equity investments of $10.9 million and a decrease in operating lease right-of-use, or ROU, assets of $4.8 million.

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

These uses of cash were partially offset by an increase in other long-term liabilities of $1.0 million and noncash items consisting of stock-based compensation expense of $50.2 million, decreases in the fair value of non-controlling equity investments of $6.6 million, depreciation and amortization expense of $9.5 million and changes in operating lease ROU assets of $4.8 million.

Investing activities

For the six months ended June 30, 2024, cash provided by investing activities consisted of net maturities of marketable securities of $38.4 million, partially offset by purchases of property and equipment of $4.4 million.

For the six months ended June 30, 2023, cash used in investing activities consisted of purchases of property and equipment of $22.2 million, partially offset by the net maturities of marketable securities of $6.2 million.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2024 consisted of $1.9 million of proceeds from the exercise of stock options and $1.4 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, or ESPP, offset in part by repayments of equipment financing liabilities of $0.3 million.

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

We expect that our cash, cash equivalents and marketable securities at June 30, 2024 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

We lease certain assets under noncancelable operating and finance leases. The leases relate primarily to office space and laboratory space in addition to equipment. As of June 30, 2024, aggregate future minimum commitments under these office and laboratory leases and equipment leases are $237.9 million, of which $12.1 million will be payable in 2024. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

During the six months ended June 30, 2024, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $1.0 billion, which consisted of cash, money market funds, commercial paper and corporate and government securities. Our cash and cash equivalents are primarily maintained in accounts with multiple financial institutions in the United States. At times, we may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 5. Other Information.

(a)

On August 3, 2024, Bethany Cavanagh, our Senior Vice President, Finance, was appointed to the positions of Treasurer and principal accounting officer of the Company, to be effective upon the resignation of Terry-Ann Burrell as our Chief Financial Officer and Treasurer on August 9, 2024.

Ms. Cavanagh, age 49, has served as our Senior Vice President, Finance, since August 2021, and previously served as our Vice President, Finance, beginning in April 2019. Prior to her role with us, Ms. Cavanagh held the position of Executive Director of Financial Planning and Analysis with CRISPR Therapeutics, a gene editing company, beginning in January 2017. Ms. Cavanagh holds a Bachelor's degree in English from Roger Williams University and a Master’s degree in Business Administration from Babson College.

In connection with Ms. Cavanagh’s appointment as Treasurer and principal accounting officer, the compensation committee of our board of directors approved the grant to Ms. Cavanagh of an option to purchase 5,000 shares of our common stock and of 2,500 restricted stock units, with effective grant dates of August 31, 2024 and September 30, 2024, respectively. The option will vest in 48 equal monthly installments, and the restricted stock units will vest in four equal annual installments, in each case subject to Ms. Cavanagh’s continued employment with us through the applicable vesting date.

We and Ms. Cavanagh will also enter into our standard form of indemnification agreement, a copy of which was filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333- 233985) filed with the Securities and Exchange Commission on September 27, 2019.

(c)

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

Name(Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
John Evans (Chief Executive Officer)	Adoption (June 14, 2024)	Rule 10b5-1 trading arrangement	Sale	Until June 30, 2025, or such earlier date upon which all transactions are completed or expire without execution.	Up to 200,000 shares
Giuseppe Ciaramella (President)	Adoption (June 28, 2024)	Rule 10b5-1 trading arrangement	Sale	Until March 31, 2025, or such earlier date upon which all transactions are	Up to 102,220 shares

completed or expire without execution.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Second Amended and Restated Bylaws of Beam Therapeutics Inc.	10-K	001-39208	02/28/2023	3.2

10.1	Amended and Restated Beam Therapeutics Inc. Non-Employee Director Compensation Policy	10-Q	001-39208	05/07/2024	10.1

10.2+	Form of Addendum to Letter Agreement between Beam Therapeutics Inc. and each of its executive officers	10-Q	001-39208	05/07/2024	10.2

10.3	Amendment to License Agreement between The Broad Institute, Inc. and Beam Therapeutics Inc., dated May 31, 2024.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAM THERAPEUTICS INC.

Date: August 6, 2024	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

Date: August 6, 2024	By:	/s/ Terry-Ann Burrell
Terry-Ann Burrell
Chief Financial Officer and Treasurer
(Principal financial and accounting officer)