Form 10-Q
period 2024-09-30
Beam Therapeutics Inc.
filed 2024-11-05
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of registrant’s common stock outstanding as of October 29, 2024 was 82,805,627.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$230,203	$435,895
Marketable securities	695,554	753,981
Prepaid expenses and other current assets	19,777	21,167
Total current assets	945,534	1,211,043
Property and equipment, net	113,502	124,960
Restricted cash	6,549	8,719
Operating lease right-of-use assets	104,704	112,846
Other assets	1,078	2,146
Total assets	$1,171,367	$1,459,714
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,812	$1,617
Accrued expenses and other current liabilities	51,769	111,664
Current portion of derivative liabilities	8,400	10,800
Current portion of deferred revenue	89,327	68,706
Current portion of lease liability	12,936	12,778
Total current liabilities	166,244	205,565
Long-term lease liability	149,129	159,911
Contingent consideration liabilities	1,104	2,723
Long-term portion of deferred revenue	57,816	109,888
Long-term portion of derivative liabilities	5,276	—
Other liabilities	481	298
Total liabilities	380,050	478,385
Commitments and contingencies (See Note 7, License agreements and Note 8, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 82,558,883 and 81,632,496 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	826	816
Additional paid-in capital	2,265,009	2,169,798
Accumulated other comprehensive (loss) income	1,759	604
Accumulated deficit	(1,476,277)	(1,189,889)
Total stockholders’ equity	791,317	981,329
Total liabilities and stockholders’ equity	$1,171,367	$1,459,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
License and collaboration revenue	$14,269	$17,193	$33,451	$61,517
Operating expenses:
Research and development	94,258	100,050	266,117	297,304
General and administrative	26,515	25,410	82,865	73,556
Total operating expenses	120,773	125,460	348,982	370,860
Loss from operations	(106,504)	(108,267)	(315,531)	(309,343)
Other income (expense):
Change in fair value of derivative liabilities	(200)	4,700	2,400	9,400
Change in fair value of non-controlling equity investments	(2,064)	(11,221)	(13,003)	(17,870)
Change in fair value of contingent consideration liabilities	(27)	6,002	1,619	7,877
Interest and other income (expense), net	12,127	12,698	38,166	34,612
Total other income (expense)	9,836	12,179	29,182	34,019
Net loss before income taxes	$(96,668)	$(96,088)	$(286,349)	$(275,324)
Provision for income taxes	—	—	(39)	—
Net loss	$(96,668)	$(96,088)	$(286,388)	$(275,324)
Unrealized gain (loss) on marketable securities	2,869	(9)	1,155	406
Comprehensive loss	$(93,799)	$(96,097)	$(285,233)	$(274,918)
Net loss per common share, basic and diluted	$(1.17)	$(1.22)	$(3.49)	$(3.63)
Weighted-average common shares outstanding, basic and diluted	82,410,095	79,024,647	82,141,383	75,902,612

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

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	81,632,496	$816	$2,169,798	$604	$(1,189,889)	$981,329
Purchase of common stock under ESPP	76,461	1	1,397	—	—	1,398
Vesting of restricted common stock	420,579	4	(4)	—	—	—
Stock-based compensation	—	—	29,281	—	—	29,281
Exercise of common stock options	151,291	2	1,674	—	—	1,676
Other comprehensive income (loss)	—	—	—	(1,525)	—	(1,525)
Net loss	—	—	—	—	(98,669)	(98,669)
Balance at March 31, 2024	82,280,827	$823	$2,202,146	$(921)	$(1,288,558)	$913,490
Vesting of restricted common stock	72,040	1	(1)	—	—	—
Stock-based compensation	—	—	31,604	—	—	31,604
Exercise of common stock options	33,343	—	240	—	—	240
Other comprehensive income (loss)	—	—	—	(189)	—	(189)
Net loss	—	—	—	—	(91,051)	(91,051)
Balance at June 30, 2024	82,386,210	$824	$2,233,989	$(1,110)	$(1,379,609)	$854,094
Purchase of common stock under ESPP	58,726	1	1,223	—	—	1,224
Vesting of restricted common stock	82,739	1	(1)	—	—	—
Stock-based compensation	—	—	29,559	—	—	29,559
Exercise of common stock options	31,208	—	239	—	—	239
Other comprehensive income (loss)	—	—	—	2,869	—	2,869
Net loss	—	—	—	—	(96,668)	(96,668)
Balance at September 30, 2024	82,558,883	$826	$2,265,009	$1,759	$(1,476,277)	$791,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(286,388)	$(275,324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,482	14,650
Amortization of investment discount (premiums)	(18,125)	(22,389)
Stock-based compensation expense	90,444	76,030
Change in operating lease right-of-use assets	7,193	7,117
Change in fair value of derivative liabilities	(2,400)	(9,400)
Change in fair value of contingent consideration liabilities	(1,619)	(7,877)
Change in fair value of non-controlling equity investments	13,003	17,870
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,458	(10,043)
Accounts payable	2,357	(5,810)
Accrued expenses and other liabilities	(53,610)	(2,738)
Operating lease liabilities	(9,676)	(7,161)
Deferred revenue	(31,451)	(60,016)
Other long-term liabilities	451	823
Net cash provided by (used in) operating activities	(270,881)	(284,268)
Investing activities
Purchases of property and equipment	(5,976)	(30,143)
Purchases of marketable securities	(486,439)	(931,066)
Maturities of marketable securities	551,142	934,950
Net cash provided by (used in) investing activities	58,727	(26,259)
Financing activities
Proceeds from issuance of common shares, net of commissions	—	236,568
Proceeds from issuances of stock under ESPP	2,622	3,032
Payment of equity offering costs	—	(631)
Repayment of equipment financings	(485)	(1,620)
Proceeds from exercise of stock options	2,155	5,386
Net cash provided by (used in) financing activities	4,292	242,735

Net change in cash, cash equivalents and restricted cash	(207,862)	(67,792)
Cash, cash equivalents and restricted cash—beginning of period	444,614	245,521
Cash, cash equivalents and restricted cash—end of period	$236,752	$177,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$32	$140

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$451	$2,192
Operating lease liabilities arising from obtaining right-of-use assets	$(1,010)	$744

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

In July 2021 and May 2023, the Company and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, the Company may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of September 30, 2024, the Company has sold 10,860,992 additional shares of its common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by the Company.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.5 billion as of September 30, 2024. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of September 30, 2024 of $925.8 million will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, incremental borrowing rate used in the calculation of lease liabilities, research and development expenses, stock-based compensation, contingent consideration liabilities, success payments, settlement payments and certain judgments regarding revenue recognition. Actual results could differ from these estimates.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$230,203	$169,049
Restricted cash	6,549	8,680
Total cash, cash equivalents, and restricted cash	$236,752	$177,729

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Leasehold improvements	$100,921	$100,186
Lab equipment	69,109	61,674
Furniture and fixtures	4,836	4,836
Computer equipment	3,170	3,163
Construction in process	2,130	5,283
Total property and equipment	180,166	175,142
Less accumulated depreciation	(66,664)	(50,182)
Property and equipment, net	$113,502	$124,960

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$5,475	$5,187	$16,482	$14,650

4. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities, corporate equity securities of Verve Therapeutics, Inc., or Verve, and Prime Medicine, Inc., or Prime, contingent consideration liabilities related to the Agreement and Plan of Merger, dated February 23, 2021, between Guide Therapeutics, Inc., or Guide, and the Company, or the Guide Merger Agreement, success payment derivative liabilities pursuant to the license agreement, or the Harvard License Agreement, between President and Fellows of Harvard University, or Harvard, and the Company, the license agreement, or the Broad License Agreement, between The Broad Institute, Inc., or Broad Institute, and the Company, and settlement payment derivative liabilities associated with a settlement agreement, between the Company and a research institution.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at September 30, 2024 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$178,597	$178,597	$178,597	$—	$—
Commercial paper	51,443	51,443	—	51,443	—
Marketable securities:
Commercial paper	217,714	217,714	—	217,714	—
Corporate notes	115,568	115,568	—	115,568	—
U.S. Treasury securities	227,457	227,457	—	227,457	—
U.S. Government securities	125,943	125,943	—	125,943	—
Corporate equity securities	8,872	8,872	8,872	—	—
Total assets	$925,594	$925,594	$187,469	$738,125	$—

Liabilities
Success payment liability – Harvard	$4,000	$4,000	$—	$—	$4,000
Success payment liability – Broad Institute	4,400	4,400	—	—	4,400
Derivative settlement liability	5,276	5,276	—	—	5,276
Contingent consideration liability – Technology	484	484	—	—	484
Contingent consideration liability – Product	620	620	—	—	620
Total liabilities	$14,780	$14,780	$—	$—	$14,780

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

The Company holds an investment in Verve consisting of shares of Verve’s common stock. As of September 30, 2024, the Company owned 546,970 shares of Verve's common stock valued at $2.7 million, which is included in marketable securities in the condensed consolidated balance sheet.

The Company also holds an investment in Prime consisting of 1,608,337 shares of Prime's common stock. As of September 30, 2024, the Company's investment in Prime's common stock was valued at $6.2 million, which is included in marketable securities in the condensed consolidated balance sheet.

Pursuant to ASC 825, Financial instruments, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s condensed consolidated statements of operations.

The following table summarizes other income (expense) recorded due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other income (expense)	$(2,064)	$(11,221)	$(13,003)	$(17,870)

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

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Fair value of common stock (per share)	$24.50	$27.22	$24.50	$27.22
Expected volatility	79%	80%	80%	79%
Expected term (years)	0.04-4.74	0.06-5.49	0.04-5.61	0.06-6.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Nine Months Ended September 30, 2024
	Harvard	Broad Institute	Total
Balance at December 31, 2023	$5,200	$5,600	$10,800
Change in fair value	(1,200)	(1,200)	(2,400)
Balance at September 30, 2024	$4,000	$4,400	$8,400

Derivative settlement liability – On July 19, 2024, the Company entered into a settlement agreement with a research institution pursuant to which, in exchange for a release of claims in its favor, the Company agreed, among other things, to pay the research institution an upfront payment of $15.0 million and to make additional payments contingent upon the development and commercialization of BEAM-102 and BEAM-302. These contingent payments consist of certain development, regulatory, and sales-based milestone payments, as well as 1% royalty through 2038. Any amounts due must be settled in cash. The maximum amount of development and regulatory milestone payments under the settlement agreement is $15.0 million, and the maximum amount of sales milestone payments is $35 million, per program. The Company paid the $15.0 million upfront payment during the three months ended September 30, 2024. There was no material charge related to this settlement in the three or nine months ended September 30, 2024 as the settlement value was substantially accrued in prior periods.

The contingent settlement payments are accounted for as a derivative under Accounting Standards Codification 815, Derivatives and Hedging, as the potential payments meet the definition of a derivative and are not subject to any scope exceptions. The derivative liability is recorded at fair value on the Company's balance sheet with changes in value recognized in interest and other income (expense) in the consolidated statement of operations and other comprehensive loss. To determine the estimated fair value of the liability, the Company applied a probability-based model, which utilized inputs based on the potential achievement and related timing of certain development, regulatory and sales-based milestones that were unobservable in the market. This derivative liability is classified within Level 3 of the fair value hierarchy above.

The following assumptions were incorporated in the calculation of the fair value of the derivative liability:

Milestones
September 30, 2024
Discount rate	10.00%
Probability of achievement of settlement payments	3%-44%
Projected Year of achievement of settlement payments	2027-2038

The following table reconciles the change in fair value of the derivative liability based on level 3 inputs (in thousands):

Nine Months Ended September 30, 2024
Total
Balance at December 31, 2023	$—
Initial recognition of derivative liability	5,276
Balance at September 30, 2024	$5,276

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

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

	Technology Milestones		Product Milestones
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Discount Rate	10.00%	10.00%	10.00%	10.00%
Probability of Achievement	2%	2-5%	1-2%	1-2%
Projected Year of Achievement	2026	2025	2028-2034	2025-2031

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	Nine Months Ended September 30, 2024
	Technology Milestones	Product Milestones	Total
Balance at December 31, 2023	$1,371	$1,352	$2,723
Change in fair value	(887)	(732)	(1,619)
Balance at September 30, 2024	$484	$620	$1,104

5. Marketable securities

The following table summarizes the Company’s marketable securities held at September 30, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$217,213	$501	$—	$217,714
Corporate notes	115,320	259	(11)	115,568
U.S. Treasury securities	226,850	607	—	227,457
U.S. Government securities	125,540	405	(2)	125,943
Corporate equity securities	8,872	—	—	8,872
Total	$693,795	$1,772	$(13)	$695,554

The following table summarizes the Company’s marketable securities held at December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$285,054	$250	$(15)	$285,289
Corporate notes	23,462	63	—	23,525
U.S. Treasury securities	151,805	436	(94)	152,147
U.S. Government securities	271,181	328	(364)	271,145
Corporate equity securities	21,875	—	—	21,875
Total	$753,377	$1,077	$(473)	$753,981

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2024, the balance in accumulated other comprehensive (loss) income was related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the nine months ended September 30, 2024 and 2023 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued contingent obligation, refer to Note 7	20,652	43,280
Employee compensation and related benefits	13,712	21,774
Research costs	8,206	9,804
Professional fees	3,551	3,468
Process development and manufacturing costs	3,073	4,697
Other	2,575	28,641
Total	$51,769	$111,664

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

The value attributable to sublicenses and the related sublicense fees due under the Company’s license agreements may require estimates and other judgments related to contractual requirements, which creates uncertainty over the ultimate amount that would be paid under these arrangements. Contractual amounts due are accrued and if a contingency exists related to the interpretation of the amounts due under the license agreement, the Company recognizes a liability for the amount that is probable and estimable. When no amount within the range of potential payments is a better estimate than any other amount, however, the minimum amount in the range is accrued. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. The Company’s accrued liabilities for license fees includes estimates, including approximately $20.7 million of contingent obligations that are expected to be due associated with payments received under the Lilly Agreement. As of September 30, 2024, management believes that it is remote that an adjustment to its estimated accrual would result in a material charge in excess of the amount accrued. The ultimate amount paid may differ materially from the estimated amounts.

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of September 30, 2024, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	September 30, 2024	December 31, 2023
Harvard success payment liability	$4,000	$5,200

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Change in fair value of Harvard success payment liability	$100	$(2,400)	$(1,200)	$(4,700)

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of September 30, 2024, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	September 30, 2024	December 31, 2023
Broad Institute success payment liability	$4,400	$5,600

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Change in fair value of Broad Institute success payment liability	$100	$(2,300)	$(1,200)	$(4,700)

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

The Company recognized revenue for the performance obligation at a point-in-time in October 2023 as all requirements related to the performance obligation have been completed. Any consideration received related to Lilly’s optional purchase of the Company’s research and development services will be accounted for as a separate contract if and when the option is exercised in accordance with ASC 606. During the year ended December 31, 2023, the Company recognized the full $216.4 million of revenue related to the Lilly Agreement. As of September 30, 2024, there was no deferred revenue related to the Lilly Agreement and there has been no revenue recognized subsequent to the up-front payment.

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

The Company concluded that the research and exploitation licenses are not distinct from the other promises in the Orbital Agreement, and as such the Company has determined that the licenses combined with the research and development services, know-how transfers, committee participation and materials transfer represent a combined performance obligation. The Company recognizes revenue associated with the Orbital performance obligation over time as it is satisfied during the term of the Orbital Agreement, which is three years. During each of the three and nine months ended September 30, 2024 and 2023, the Company recognized $2.1 and $6.4 million of revenue, respectively, related to the Orbital agreement. As of September 30, 2024, there was $8.5 million of current deferred revenue related to the Orbital Agreement.

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

The Company recognizes revenue for each performance obligation as it is satisfied during the term of the agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which includes each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue is recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligation. During the three and nine months ended September 30, 2024, the Company recognized $2.7 million and $8.4 million of revenue related to the Pfizer Agreement, respectively. The Company recognized $10.0 million and $36.4 million of revenue related to the Pfizer Agreement during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there was $66.9 million and $42.2 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement.

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

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. For the three and nine months ended September 30, 2024, the Company recognized $8.5 million and $16.7 million of revenue related to the Apellis Agreement, respectively. For the three and nine months ended September 30, 2023, the Company recognized $5.0 million and $17.3 million of revenue related to the Apellis Agreement, respectively. As of September 30, 2024, there was $13.9 million and $15.6 million of current and long-term deferred revenue, respectively, related to the Apellis Agreement.

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

During the year ended December 31, 2023, the Company recognized all remaining license revenue related to the Verve Agreement and has no related deferred revenue as of September 30, 2024.

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

In July 2021 and May 2023, the Company and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, the Company may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of September 30, 2024, the Company has sold 10,860,992 additional shares of its common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by the Company.

10. Stock option and grant plan

2019 equity incentive plan

As of September 30, 2024, the Company had 14,850,473 shares reserved including 1,592,485 shares available for future issuance, pursuant to the Beam Therapeutics Inc. 2019 Equity Incentive Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$18,371	$15,230	$54,819	$44,973
General and administrative	11,188	10,605	35,625	31,057
Total stock-based compensation expense	$29,559	$25,835	$90,444	$76,030

Stock options

The following table provides a summary of stock option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2023	8,276,033	$42.59
Granted	2,436,259	24.74
Exercised	(215,842)	9.99
Forfeited	(451,828)	47.76
Outstanding at September 30, 2024	10,044,622	38.73
Exercisable as of September 30, 2024	6,139,139	$39.59

The weighted-average grant date fair value per share of stock options granted in the nine months ended September 30, 2024 was $17.05. As of September 30, 2024, there was $97.6 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.5 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2023	2,927,152	$40.89
Issued	1,132,288	31.61
Vested	(575,358)	53.27
Forfeited	(270,716)	38.74
Unvested as of September 30, 2024	3,213,366	$35.59

At September 30, 2024, there was approximately $81.5 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 2.1 years.

2019 employee stock purchase plan

The Company issued 135,187 and 130,403 shares under the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had 2,928,706 shares available for issuance under the ESPP.

Stock-based compensation recognized under the ESPP for the three and nine months ended September 30, 2024 was $0.3 million and $1.0 million, respectively. The Company recognized stock-based compensation under the ESPP of $0.3 million and $1.1 million for the three and nine months ended September 30, 2023, respectively.

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

	As of September 30,
	2024	2023
Unvested restricted stock	3,213,366	2,177,818
Outstanding options to purchase common stock	10,044,622	8,727,251
Total	13,257,988	10,905,069

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(96,668)	$(96,088)	$(286,388)	$(275,324)
Denominator:
Weighted average common shares outstanding, basic and diluted	82,410,095	79,024,647	82,141,383	75,902,612
Net loss per common share, basic and diluted	$(1.17)	$(1.22)	$(3.49)	$(3.63)

12. Income taxes

Through September 30, 2024, the Company recorded a full valuation allowance on federal and state deferred tax assets since there is insufficient evidence that the deferred tax assets are more likely than not realizable. The Company recorded a current tax provision of less than $0.1 million in the nine months ended September 30, 2024 and did not record any tax provision or benefit during the nine months ended September 30, 2023.

13. Related party transactions

Orbital

The Company has significant influence over, but does not control, Orbital through its noncontrolling representation on Orbital's board of directors and the Company’s equity interest in Orbital. The Company and Orbital are also parties to a collaboration and license agreement and have multiple common board members.

Founders

The Company made payments of $0.3 million and $0.4 million to its founding shareholders for scientific consulting and other expenses during the nine months ended September 30, 2024 and 2023, respectively.

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

Wave 1: Ex Vivo Base Editing via Autologous Transplant with BEAM-101

We are using base editing to pursue the development of BEAM-101 for the treatment of sickle cell disease. BEAM-101 is a patient-specific, autologous HSC investigational therapy designed to offer a potentially best-in-class profile, incorporating base edits that are intended to mimic single nucleotide polymorphisms seen in individuals with hereditary persistence of fetal hemoglobin, or HbF. BEAM-101 aims to alleviate the effects of sickle cell disease by increasing HbF, which is expected to increase functional hemoglobin production and, in the case of sickle cell disease, inhibit hemoglobin S, or HbS, polymerization.

We are conducting a Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial. The BEACON trial initially includes up to 45 patients ages 18 to 35 with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with BEAM-101, patients are assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients are also assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, HbF levels, and quality of life assessments. Thirty-five patients have cleared screening and enrolled in the BEACON trial. Of these patients, eight have been dosed with BEAM-101, with the other enrolled patients in pre-transplant stages, including cell collection and drug product manufacturing.

On November 5, 2024, we announced the publication of an abstract for an upcoming oral presentation at the American Society of Hematology Annual Meeting and Exposition taking place December 7-10, 2024 in San Diego, CA, or ASH. The abstract contained initial, preliminary data as of July 2, 2024 from the BEACON trial, including adverse event, or AE, data from six patients, as well as engraftment and efficacy data from four patients with at least one month of follow-up post-dosing. The abstract data included the following:

•
The initial safety profile of BEAM-101 was consistent with busulfan conditioning and autologous HSCT.
•
There were no ≥Grade 3 AEs or serious AEs determined to be related to treatment with BEAM-101.
•
One patient died four months after BEAM-101 infusion due to respiratory failure that was determined by the investigator to be likely related to busulfan conditioning and deemed unrelated to BEAM-101.
•
Patients achieved neutrophil and platelet engraftment at a median of 17 (15–19) and 20 (11–34) days, respectively.
•
All four patients with at least one month of follow-up experienced rapid and robust HbF induction by month one (>60%) and corresponding HbS reduction (≤36%) in non-transfused blood, which was sustained over time.
•
No vaso-occlusive crises (VOCs) were reported by investigators post-treatment.

We expect to present additional data on a total of seven patients from the BEACON trial at ASH.

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

We have nominated a development candidate for our ESCAPE technology comprised of two investigational drug products: BEAM-103, an anti-CD117 monoclonal antibody, and BEAM-104, a cell therapy that includes the same therapeutic edit as BEAM-101 (editing the HBG1/2 genes to elevate fetal hemoglobin), plus an additional edit to CD117 designed to block binding of BEAM-103, allowing the edited cells to evade suppression by the antibody. We intend to advance BEAM-103 and BEAM-104 for development in sickle cell disease and beta-thalassemia, potentially building on the same regulatory, manufacturing, clinical and commercial foundations being established with BEAM-101. We anticipate initiating Phase 1-enabling preclinical studies for ESCAPE by the end of 2024.

On November 5, 2024, we announced the publication of an abstract for an upcoming oral presentation at ASH containing data from a preclinical study of our ESCAPE approach in non-human primates, or NHPs. Initial data from two NHPs undergoing autologous HSCT after conditioning with a CD117 antibody showed robust long-term engraftment and high levels of HbF expression for ex vivo edited CD34 cells, establishing preclinical proof of principle for the ESCAPE approach. We expect to provide additional data from the study at ASH.

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

We are conducting a Phase 1/2 open label, dose escalation study of BEAM-302 at trial sites located in the United Kingdom. The trial will evaluate the safety, pharmacodynamics, pharmacokinetics and efficacy of BEAM-302 initially in patients with AATD-associated lung disease. The study design includes a dose exploration portion followed by a dose expansion portion to identify the optimal dose to take forward in a pivotal study. We have completed dosing of the first cohort of patients in the dose exploration portion of the trial. We continue to progress enrollment and global site activation and expect to report initial clinical data from multiple cohorts in the trial in 2025.

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

In October 2023, we presented new preclinical data demonstrating the ability of BEAM-301 to directly correct the R83C mutation. These data showed that a single dose of BEAM-301 restored clinically meaningful endpoints in in vivo rodent disease models out to at least one year. In July 2024, we received clearance from the U.S. Food and Drug Administration, or the FDA, for our IND for BEAM-301. We are continuing site activation activities for a Phase 1/2 clinical trial for BEAM-301 in patients with GSD1a with patient dosing expected to commence in early 2025.

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

On November 5, 2024, we announced the publication of an abstract for an upcoming poster presentation at ASH containing initial, preliminary data from three patients in the BEAM-201 clinical trial. The data showed a safety profile consistent with underlying disease, lymphodepletion and AEs associated with CAR-T therapy. A complete response (CRi/CR) was demonstrated in two of three patients at CAR-T cell doses greater than 200 million. Both patients achieving a CRi/CR were deemed suitable for stem cell transplant following therapy. We expect to present additional data from the BEAM-201 clinical trial at ASH.

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

We are an early-stage company, and the majority of our programs are at a preclinical or clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the nine months ended September 30, 2024 and 2023 were $286.4 million and $275.3 million, respectively. As of September 30, 2024, we had an accumulated deficit of $1.5 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the nine months ended September 30, 2024 and 2023, we recognized $33.5 million and $61.5 million of license and collaboration revenue, respectively.

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

Results of operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
License and collaboration revenue	$14,269	$17,193	$(2,924)
Operating expenses:
Research and development	94,258	100,050	(5,792)
General and administrative	26,515	25,410	1,105
Total operating expenses	120,773	125,460	(4,687)
Loss from operations	(106,504)	(108,267)	1,763
Other income (expense):
Change in fair value of derivative liabilities	(200)	4,700	(4,900)
Change in fair value of non-controlling equity investments	(2,064)	(11,221)	9,157
Change in fair value of contingent consideration liabilities	(27)	6,002	(6,029)
Interest and other income (expense), net	12,127	12,698	(571)
Total other income (expense)	9,836	12,179	(2,343)
Net loss before income taxes	$(96,668)	$(96,088)	$(580)
Provision for income taxes	—	—	—
Net loss	$(96,668)	$(96,088)	$(580)

License and collaboration revenue

License and collaboration revenue was $14.3 million and $17.2 million for the three months ended September 30, 2024 and 2023, respectively. The decrease in revenue of $2.9 million is due to the lower level of research activities on our license and collaboration programs. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis, Verve, and Orbital Agreements.

Research and development expenses

Research and development expenses were $94.3 million and $100.1 million for the three months ended September 30, 2024 and 2023, respectively. The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
External research and development expenses	$33,377	$40,329	$(6,952)
Employee related expenses	23,899	26,219	(2,320)
Facility and IT related expenses	18,981	17,366	1,615
Stock-based compensation expense	18,362	15,230	3,132
Other expense (income)	(361)	906	(1,267)
Total research and development expenses	$94,258	$100,050	$(5,792)

The decrease of $5.8 million was primarily due to the following:

•
A decrease of $7.0 million in external research and development expenses driven by a $6.2 million decrease in outsourced services, primarily due to the strategic reprioritization of pipeline programs, timing of manufacturing spend and fewer IND-enabling activities, partially offset by increased clinical activities for BEAM-101, BEAM-302 and BEAM-301. A decline in lab supply expenses of $0.8 million due to less research and development activities when compared to the prior year also contributed to the decline in external research and development expenses;
•
A decrease of $2.3 million of employee related costs due to the decline in research and development employees from 439 as of September 30, 2023, to 374 as of September 30, 2024;
•
An increase of $3.1 million in stock-based compensation from additional equity awards granted to existing employees;
•
An increase of $1.6 million of facility and IT allocated costs, including depreciation, due to the expense allocated to research and development related to our leased facilities; and
•
A decrease in other expenses of $1.3 million driven by lower sublicense expenses related to our collaborations during the three months ended September 30, 2024.

General and administrative expenses

General and administrative expenses were $26.5 million and $25.4 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $1.1 million was primarily due to the following:

•
An increase of $1.7 million in employee related costs due to the growth in general and administrative employees from 86 as of September 30, 2023 to 98 as of September 30, 2024;
•
An increase of $0.6 million in stock-based compensation from additional equity awards granted to employees;
•
A decrease of $0.9 million in facility and IT allocated costs, including depreciation, due to the expense allocated to general and administrative expenses related to our leased facilities; and
•
A decrease of $0.3 million in other expenses.

Change in fair value of derivative liabilities

During the three months ended September 30, 2024 and 2023, we recorded $0.2 million of other expense and $4.7 million of other income, respectively, related to the change in fair value of success payment liabilities due to changes in the price of our common stock over the related periods. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of September 30, 2024 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the three months ended September 30, 2024 and 2023, we recorded $2.1 million and $11.2 million of other expense, respectively, as a result of changes in the fair value of our investment in Verve and Prime common stock.

Change in fair value of contingent consideration liabilities

During the three months ended September 30, 2024 and 2023, we recorded less than $0.1 million of other expense and $6.0 million of other income, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $12.1 million and $12.7 million of net income for the three months ended September 30, 2024 and 2023, respectively. The change was primarily due to increases in interest income driven by increased market rates.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
License and collaboration revenue	$33,451	$61,517	$(28,066)
Operating expenses:
Research and development	266,117	297,304	(31,187)
General and administrative	82,865	73,556	9,309
Total operating expenses	348,982	370,860	(21,878)
Loss from operations	(315,531)	(309,343)	(6,188)
Other income (expense):		—
Change in fair value of derivative liabilities	2,400	9,400	(7,000)
Change in fair value of non-controlling equity investments	(13,003)	(17,870)	4,867
Change in fair value of contingent consideration liabilities	1,619	7,877	(6,258)
Interest and other income (expense), net	38,166	34,612	3,554
Total other income (expense)	29,182	34,019	(4,837)
Net loss before income taxes	$(286,349)	$(275,324)	$(11,025)
Provision for income taxes	(39)	—	(39)
Net loss	$(286,388)	$(275,324)	$(11,064)

License and collaboration revenue

License and collaboration revenue was $33.5 million and $61.5 million for the nine months ended September 30, 2024 and 2023, respectively. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis, Verve, and Orbital Agreements and the change reflects the lower level of research activities performed in the nine months ended September 30, 2024 as compared to September 30, 2023.

Research and development expenses

Research and development expenses were $266.1 million and $297.3 million for the nine months ended September 30, 2024 and 2023, respectively. The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
External research and development expenses	$82,240	$118,048	$(35,808)
Employee related expenses	71,494	81,144	(9,650)
Facility and IT related expenses	55,374	50,911	4,463
Stock-based compensation expense	54,811	44,973	9,838
Other expense (income)	2,198	2,228	(30)
Total research and development expenses	$266,117	$297,304	$(31,187)

The decrease of $31.2 million was primarily due to the following:

•
A decrease of $35.8 million in external research and development expenses driven by a $25.5 million decrease in outsourced services driven primarily by the strategic reprioritization of pipeline programs, timing of manufacturing spend and fewer IND-enabling activities, partially offset by increased clinical activities for BEAM-101, BEAM-302 and BEAM-301. Also contributing to the decrease in expenses is a decline of $10.3 million in lab supply expenses, primarily due to a decrease in research and development activities as well as a shift of programs from research into development;
•
A decrease of $9.7 million of employee related expenses due to a reduction in the number of research and development employees from 439 as of September 30, 2023 to 374 as of September 30, 2024;
•
An increase of $9.8 million in stock-based compensation from additional equity awards granted to employees; and
•
An increase of $4.5 million of facility and IT allocated costs, including depreciation, due to the expense allocated to research and development related to our leased facilities.

General and administrative expenses

General and administrative expenses were $82.9 million and $73.6 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $9.3 million was primarily due to the following:

•
An increase of $4.6 million in stock-based compensation from additional equity awards granted to employees;
•
An increase of $3.5 million in personnel related expenses due to an increase in fees associated with outside consultants and an increase in the number of general and administrative employees from 86 as of September 30, 2023 to 98 as of September 30, 2024, and their related activities;
•
An increase of $1.5 million in legal costs; and
•
A decrease of $0.1 million in other expenses during the nine months ended September 30, 2024 compared to September 30, 2023.

Change in fair value of derivative liabilities

During the nine months ended September 30, 2024 and 2023, we recorded $2.4 million and $9.4 million of other income, respectively, related to the change in fair value of success payment liabilities due to a decrease in the price of our common stock over the related periods. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of September 30, 2024 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the nine months ended September 30, 2024 and 2023, we recorded $13.0 million and $17.9 million of other expense, respectively, as a result of changes in the fair value of our investment in Verve and Prime common stock.

Change in fair value of contingent consideration liabilities

During the nine months ended September 30, 2024 and 2023, we recorded $1.6 million and $7.9 million of other income, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $38.2 million and $34.6 million of net income for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily due to increases in interest income driven by increased market rates.

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

In July 2021 and May 2023, we and Jefferies entered into amendments to the Sales Agreement to provide for increases in the aggregate offering amount under the Sales Agreement, such that as of May 10, 2023, we may offer and sell shares of common stock having an aggregate offering price of up to an additional $800.0 million. As of September 30, 2024, we have sold 10,860,992 additional shares of our common stock under the amended Sales Agreement at an average price of $51.93 per share for aggregate gross proceeds of $564.0 million, before deducting commissions and offering expenses payable by us.

In October 2023, we entered into the Lilly Agreement, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease. We received a $200.0 million upfront payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events. In connection with the Lilly Agreement, we and Lilly entered into a Stock Purchase Agreement providing for the sale and issuance of 2,004,811 shares of our common stock to Lilly for an aggregate purchase price of $50.0 million. We received the consideration under the Stock Purchase Agreement in October 2023 and the upfront payment in November 2023. We have accrued approximately $20.7 million of contingent obligations that may be due associated with payments received under the Lilly Agreement for which discussions are continuing related to the potential applicability to such payments of the terms of license agreements.

As of September 30, 2024, we had $925.8 million in cash, cash equivalents, and marketable securities.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$(270,881)	$(284,268)
Net cash provided by (used in) investing activities	58,727	(26,259)
Net cash provided by (used in) financing activities	4,292	242,735
Net change in cash, cash equivalents and restricted cash	$(207,862)	$(67,792)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $270.9 million, including our net loss of $286.4 million, decreases in accrued expenses and other liabilities of $53.6 million, deferred revenue of $31.5 million, and operating lease liabilities totaling $9.7 million and an increase of prepaid expenses and other current assets of $2.5 million. In addition, noncash items, including the amortization of investment premiums of $18.1 million, a decrease in the fair value of derivative liabilities of $2.4 million and a decrease of $1.6 million in the fair value of our contingent consideration liabilities also contributed to net cash used in operating activities.

These uses of cash were partially offset by an increase in accounts payable of $2.4 million and other long-term liabilities of $0.5 million, respectively. In addition, we recorded noncash items consisting of stock-based compensation expense of $90.4 million, depreciation and amortization expense of $16.5 million, a decrease in the fair value of non-controlling equity investments of $13.0 million and a decrease in operating lease right-of-use, or ROU, assets of $7.2 million.

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

Investing activities

For the nine months ended September 30, 2024, cash provided by investing activities consisted of net maturities of marketable securities of $64.7 million, partially offset by purchases of property and equipment of $6.0 million.

For the nine months ended September 30, 2023, cash used in investing activities consisted of purchases of property and equipment of $30.1 million, partially offset by the net maturities of marketable securities of $3.9 million.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of $2.6 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, or ESPP, and $2.2 million of proceeds from the exercise of stock options, offset in part by repayments of equipment financing liabilities of $0.5 million.

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of net proceeds from equity offerings of $236.6 million, $5.4 million of proceeds from the exercise of stock options, and $3.0 million of proceeds from the issuance of common stock under our ESPP, offset in part by repayments of equipment financing liabilities of $1.6 million and payment of equity offering costs of $0.6 million.

Funding requirements

We expect our operating expenses to increase over the next twelve months, as we expect increases in costs related to continued and expected clinical-stage development of our lead product candidates and increases in biologics license application readiness activities related to the potential commercial launch of clinical products, if approved.

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

We expect that our cash, cash equivalents and marketable securities at September 30, 2024 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

We lease certain assets under noncancelable operating and finance leases. The leases relate primarily to office space and laboratory space. As of September 30, 2024, aggregate future minimum commitments under these office and laboratory leases are $231.5 million, of which $6.0 million will be payable in 2024. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

During the nine months ended September 30, 2024, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $925.8 million, which consisted of cash, money market funds, commercial paper and corporate and government securities. Our cash and cash equivalents are primarily maintained in accounts with multiple financial institutions in the United States. At times, we may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below represent new risk factors or those containing changes to the similarly titled risk factor included in “Item 1.A Risk Factors” of the 2023 Form 10-K.

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

We or our licensors may be subject to similar interferences in the future with the same risks as described above. For example, on December 14, 2020, the PTAB declared an interference (U.S. Interference No. 106,126) between 14 U.S. patents and two U.S. patent applications (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,889,418; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; and 9,840,713, and U.S. Serial Nos. 14/704,551 and 15/330,876) that are co-owned by the Boston Licensing Parties, which we have an option to under the Editas License Agreement, and one U.S. patent application (U.S. Serial Nos. 14/685,510) that is owned by Toolgen, Inc, or Toolgen. In the declared interference, the Boston Licensing Parties have been designated as the junior party and Toolgen has been designated as the senior party. On September 28, 2022, the PTAB issued an order suspending proceedings in the priority phase of the interference. We cannot predict with any certainty when a decision will be made. The 14 U.S. patents and two U.S. patent applications co-owned by the Boston Licensing Parties involved in U.S. Interference No. 106,126 generally relate to CRISPR/Cas9 systems or eukaryotic cells comprising CRISPR/Cas9 systems having fused or covalently linked RNA and the use thereof in eukaryotic cells.

On June 21, 2021, the PTAB declared an interference (U.S. Interference No. 106,133) between the same 14 U.S. patents and two U.S. patent applications (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,889,418; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; and 9,840,713, and U.S. Serial Nos. 14/704,551 and 15/330,876, co-owned by the Boston Licensing Parties) as named in the interference with Toolgen, and one U.S. patent application (U.S. Serial Nos. 15/456,204) that is owned by Sigma-Aldrich Co., LLC, or Sigma-Aldrich. In the declared interference, the Boston Licensing Parties have been designated as the junior party and Sigma-Aldrich has been designated as the senior party. On December 14, 2022, the PTAB issued an order suspending proceedings in the priority phase of the interference. We cannot predict with any certainty when a decision will be made.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. The extensive patent filings related to CRISPR and Cas make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our base editing platform technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our base editing platform technology and product candidates. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, or the University of California Portfolio, which contains multiple patents and pending applications directed to gene editing. The University of California portfolio includes, for example, U.S. Patent Nos. 10,266,850; 10,227,611; 10,000,772; 10,113,167; 10,301,651; 10,308,961; 10,337,029; 10,351,878; 10,407,697; 10,358,659; 10,358,658; 10,385,360; 10,400,253; 10,421,980; 10,415,061; 10,428,352; 10,443,076; 10,487,341; 10,513,712; 10,519,467; 10,526,619; 10,533,190; 10,550,407; 10,563,227; 10,570,419; 10,577,631; 10,597,680; 10,612,045; 10,626,419; 10,640,791; 10,669,560; 10,676,759; 10,752,920; 10,774,344; 10,793,878; 10,900,054; 10,982,230; 10,982,231; 10,988,780; 10,988,782; 11,001,863; 11,008,589; 11,008,590; 11,028,412; 11,186,849; 11,242,543; 11,274,318; 11,293,034; 11,332,761; 11,401,532; 11,473,108; 11,479,794; 11,549,127; 11,634,730; 11,674,159; 11,814,645; 11,970,711, which are expected to expire around March 2033, excluding any additional term for patent term adjustment, or PTA, or patent term extension, or PTE, and any disclaimed term for terminal disclaimers. The University of California portfolio also includes numerous additional pending patent applications. If these patent applications issue as patents, they are expected to expire around March 2033, excluding any PTA, PTE, and any disclaimed term for terminal disclaimers. As discussed above, certain applications in the University of California Portfolio are currently subject to U.S. Interference No. 106,115 with certain U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties to which we have an option under the Editas License Agreement. Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain members of the University of California Portfolio are being opposed in Europe by multiple parties. For example, European Patent Nos. EP2,800,811 B1, and EP3,241,902 B1, and EP3,401,400 B1 are being opposed, and notices of opposition have been filed by several third parties against European Patent No. EP3,597,749 B1, which patents are estimated to expire in March 2033 (excluding any patent term adjustments or extensions).

The opposition procedure before the EPO allows one or more third parties to challenge the validity of a granted European patent within nine months after grant date of the European patent. Opposition proceedings may involve issues including, but not limited to, priority, patentability of the claims involved, and procedural formalities related to the filing of the patent application. As a result of the opposition proceedings, the Opposition Division can revoke a patent, maintain the patent as granted, or maintain the patent in an amended form. Most of the claims of European patent EP2,800,811 B1 were maintained without amendment by the Opposition Division, but this decision is being appealed. In April 2021, the claims of European patent EP3,241,902 B1 were revoked in their entirety, and that decision is not appealed. In February 2022, the claims of European patent EP3,401,400 B1 were maintained in amended form by the Opposition Division, and this decision is being appealed. It is uncertain how oppositions filed against EP3,597,749 B1 will be resolved. If these patents are maintained by the Opposition Division with claims similar to those that are currently opposed, our ability to commercialize our product candidates may be adversely affected if we do not obtain a license to these patents. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Item 5. Other Information.

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

Name(Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Giuseppe Ciaramella (President)	Adoption (September 26, 2024)	Rule 10b5-1 trading arrangement	Sale	Until September 26, 2025, or such earlier date upon which all transactions are completed or expire without execution.	Up to 35,000 shares(1)
Christine Bellon (Chief Legal Officer)	Adoption (September 20, 2024)	Rule 10b5-1 trading arrangement		Until September 20, 2025, or such earlier date upon which all transactions are completed or expire without execution.	Up to 20,000 shares(2)
Bethany Cavanagh (Senior Vice President, Finance)	Adoption (September 18, 2024)	Rule 10b5-1 trading arrangement		Until September 18, 2025, or such earlier date upon which all transactions are completed or expire without execution.	Up to 14,595 shares
Bethany Cavanagh (Senior Vice President, Finance)	Adoption (August 9, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all RSU equity awards that have been or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(3)
(1)
Consists of 35,000 shares issuable upon exercise of options to purchase the Company’s common stock pursuant to the Rule 10b-5-1 trading arrangement
(2)
Includes up to 10,000 shares issuable upon exercise of options to purchase the Company’s common stock pursuant to the Rule 10b5-1 trading arrangement.
(3)
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

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAM THERAPEUTICS INC.

Date: November 5, 2024	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer and principal financial officer)