Form 10-K
period 2024-12-31
Beam Therapeutics Inc.
filed 2025-02-25
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1.91 billion, based on the closing price of the registrant’s common stock on Nasdaq on June 28, 2024, the last business day of the registrant’s most recently completed second quarter.

The number of shares of registrant’s common stock outstanding as of February 18, 2025 was 83,688,295.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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
•
our expectations regarding the initiation, timing, progress and results of our clinical trials, including our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-302 for the treatment of alpha-1 antitrypsin deficiency, our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-301 for the treatment of glycogen storage disease type 1a, and our anticipated Phase 1 healthy volunteer clinical trial of BEAM-103;
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
•
our ability to successfully maintain a commercial-scale current Good Manufacturing Practice, or cGMP, manufacturing facility;
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

RISK FACTORS SUMMARY

An investment in our common stock involves risks. You should consider carefully the following risks, which are discussed more fully in “Risk Factors” in Part I, Item 1A of this report, and all of the other information contained in this Annual Report on Form 10-K before investing in our common stock. These risks include, but are not limited to, the following:

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
•
If clinical trials of any product candidates we identify and develop fail to demonstrate safety, purity and potency to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
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
•
We are conducting clinical trials at sites outside the United States. The U.S. Food and Drug Administration, or the FDA, may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.
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

We are currently prioritizing the lead programs in our hematology and genetic disease portfolios, each of which have the potential to provide differentiated therapies for significant patient populations with high unmet medical need:

•
BEAM-101 is a patient-specific, autologous hematopoietic stem cell, or HSC, investigational therapy designed to offer a potentially best-in-class profile, incorporating base edits that are intended to alleviate the effects of sickle cell disease by increasing fetal hemoglobin, which is expected to increase functional hemoglobin production and, in the case of sickle cell disease, inhibit hemoglobin S polymerization. In December 2024, we announced preliminary positive data from our Phase 1/2 clinical trial of BEAM-101, which we refer to as the BEACON trial. The adult enrollment target for BEACON has been achieved, and the first adolescent patients have cleared screening and enrolled in the trial. We expect to dose 30 patients in the BEACON trial by mid-2025. We also plan to present updated data from the trial in mid-2025.
•
BEAM-302 is a liver-targeting lipid nanoparticle, or LNP, formulation of base editing reagents designed to offer a one-time treatment to correct the E342K point mutation (PiZZ genotype), which is most commonly responsible for severe alpha-1 antitrypsin deficiency, or AATD. AATD is an inherited genetic disorder that can cause early onset emphysema and liver disease. We are evaluating BEAM-302 in a Phase 1/2 dose-escalation clinical trial and expect to report initial data from multiple cohorts in the trial in the first half of 2025.

We are also continuing to advance our other hematology and genetic diseases programs:

•
Engineered Stem Cell Antibody Paired Evasion, or ESCAPE, is a potentially non-genotoxic approach to HSC transplantation, or HSCT, which combines antibody-based conditioning with multiplex gene edited HSCs. In our ESCAPE program, we expect to initiate a Phase 1 healthy volunteer clinical trial of BEAM-103, an anti-CD117 monoclonal antibody designed to suppress hematopoietic stem and progenitor cells that express CD117, by the end of 2025.
•
BEAM-301 is a liver-targeting LNP formulation of base editing reagents designed to correct the R83C mutation, the most prevalent disease-causing mutation for, and the mutation which results in the most severe form of, glycogen storage disease type 1a, or GSD1a. We are evaluating BEAM-301 in a Phase 1/2 clinical trial, with patient dosing expected to commence in early 2025.

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

Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we have also established a 100,000 square foot cGMP manufacturing facility in Research Triangle Park, North Carolina. The facility is designed to support manufacturing for our ex vivo cell therapy programs in hematology and our in vivo non-viral delivery programs for liver and liver-mediated diseases, with the capability to scale-up to support potential commercial supply. For our initial clinical trials, we are relying primarily on our internal manufacturing capabilities, along with CMOs with relevant manufacturing experience in genetic medicines. We believe this investment will maximize the value of our portfolio and capabilities, the probability of technical success of our programs, and the speed at which we can provide potentially life-long cures to patients.

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

Our base editing portfolio

We are advancing multiple programs through clinical development in parallel. Our lead programs are focused on sickle cell disease and AATD, and we are also advancing programs in other genetic diseases.

The following table summarizes the status of our primary programs:

LNP = Lipid Nanoparticle; HSC = Hematopoietic Stem Cell; ESCAPE: Engineered Stem Cell Antibody Paired Evasion; FcRN = neonatal Fc receptor

Pipeline does not include assets designated for partnering

Hematology

We are advancing hematology base editing programs in which HSCs are collected from a patient, edited using electroporation, a clinically validated technology for the delivery of therapeutic constructs into harvested cells, and then infused back into the patient following a conditioning regimen, such as treatment with busulfan, the standard of care in HSC transplantation today. Once reinfused, the HSCs begin repopulating a portion of the bone marrow in a process known as engraftment. The engrafted, edited HSCs give rise to progenitor cell types with the corrected gene sequences. We are deploying this ex vivo approach in our BEAM-101 and ESCAPE base editing programs.

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

We are conducting a Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial. The BEACON trial includes up to 45 patients ages 18 to 35 with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with BEAM-101, patients are assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients are also assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, HbF levels, and quality of life assessments. The trial’s Data Monitoring Committee and the U.S. Food & Drug Administration have cleared the trial to enroll adolescents from 12 to 17 years old. The adult enrollment target for BEACON has been achieved, and the first adolescent patients have cleared screening and enrolled in the trial. We expect to dose 30 patients in the BEACON trial by mid-2025. We also plan to present updated data from the trial in mid-2025.

In December 2024, we presented initial data from the BEACON trial at the 2024 American Society of Hematology Annual Meeting and Exposition, or ASH. The presentation contained preliminary data as of October 28, 2024 from seven patients in the trial, with follow up ranging from one to 11 months. The presentation data included the following:

•
All patients achieved endogenous HbF levels exceeding 60% and reduction in corresponding sickle hemoglobin S below 40% that was durable through the data cutoff date. A pancellular distribution of HbF was also observed after the elimination of transfused blood. Total hemoglobin levels increased rapidly with resolution of anemia in all patients after elimination of the transfused blood.
•
All patients achieved the minimum target cell dose in either 1 or 2 cycles of mobilization (average: 1.4). The mean time to neutrophil engraftment was 17.1 days (range: 15–21), with a low mean duration of neutropenia (6.3 days). The mean time to platelet engraftment was 19.1 days (range: 11–34).
•
Key markers of hemolysis, including indirect bilirubin, haptoglobin, lactate dehydrogenase and reticulocytes, normalized or improved in all patients following BEAM-101 treatment.
•
The initial safety profile of BEAM-101 was consistent with busulfan conditioning and autologous HSCT. The most common treatment-emergent adverse events were consistent with busulfan conditioning, including febrile neutropenia, stomatitis and anemia. One patient died four months after BEAM-101 infusion due to respiratory failure that was determined by the investigator to be likely related to busulfan conditioning and deemed unrelated to BEAM-101. No vaso-occlusive crises were reported post-engraftment.

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

We have nominated a development candidate for our ESCAPE technology comprised of two investigational drug products: BEAM-103, an anti-CD117 monoclonal antibody, and BEAM-104, a cell therapy that includes the same therapeutic edit as BEAM-101 (editing the HBG1/2 genes to elevate fetal hemoglobin), plus an additional edit to CD117 designed to block binding of BEAM-103, allowing the edited cells to evade suppression by the antibody. We intend to advance BEAM-103 and BEAM-104 for development in sickle cell disease and beta-thalassemia, potentially building on the same regulatory, manufacturing, clinical and commercial foundations being established with BEAM-101. We expect to initiate a Phase 1 healthy volunteer clinical trial of BEAM-103 by the end of 2025.

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

We are conducting a Phase 1/2 open label, dose escalation clinical trial of BEAM-302 at sites located in the United Kingdom for the treatment of AATD. The trial will evaluate the safety, pharmacodynamics, pharmacokinetics and efficacy of BEAM-302 initially in patients with AATD-associated lung disease. The study design includes a dose exploration portion followed by a dose expansion portion to identify the optimal dose to take forward in a pivotal study. We continue to progress enrollment and global site activation and expect to report initial clinical data from multiple cohorts in the trial in the first half of 2025.

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

We are conducting a Phase 1/2 clinical trial of BEAM-301 at a select number of sites in the United States. The trial is an open-label, multi-cohort, single-ascending dose evaluation of BEAM-301 for the treatment of GSD1a in patients with the R83C mutation. Key endpoints of the trial include safety and tolerability, time to hypoglycemia during fasting, and changes from baseline in corn starch supplementation. In January 2025, we activated the first clinical trial site for the Phase 1/2 clinical trial of BEAM-301. We are continuing site activation activities and expect dosing to commence in early 2025.

Our portfolio of precision gene editing technologies

We have licensed a portfolio of three additional complementary gene editing technologies – prime editing, Cas12b nuclease editing and RNA base editing – for certain fields. Combined with base editing, we have assembled a broad and versatile portfolio of next generation gene editing technologies for the potential treatment of many severe diseases.

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

Pfizer

In December 2021, we entered into a four-year research collaboration agreement with Pfizer Inc., or Pfizer, focused on in vivo base editing programs for three targets for rare genetic diseases of the liver, muscle and central nervous system. Under the terms of the agreement, we will conduct all research activities through development candidate selection for three pre-specified, undisclosed targets. Pfizer may opt in to exclusive, worldwide licenses to each development candidate, after which it will be responsible for all development activities, as well as potential regulatory approvals and commercialization, for each such development candidate. We have a right to opt in, at the end of Phase 1/2 clinical trials, upon the payment of an option exercise fee, to a global co-development and co-commercialization agreement with respect to one program licensed under the collaboration pursuant to which we and Pfizer would share net profits as well as development and commercialization costs in a 35%/65% ratio (Beam/Pfizer).

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

Sana Biotechnology

In October 2021, we entered into an option and license agreement, or the Sana Agreement, with Sana Biotechnology, Inc., or Sana, pursuant to which we granted Sana non-exclusive research and development and commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. Under the terms of the Sana Agreement, licensed products include certain specified allogeneic T cell and stem cell-derived products directed at specified genetic targets, with certain limited rights for Sana to add and substitute such products and targets. The Sana Agreement excludes the grant of any Beam-controlled rights to perform base editing. Sana is conducting a first-in-human trial of SC291, its CD19-targeted allogeneic CAR-T cell therapy, in patients with various B-cell mediated autoimmune diseases. Sana is also conducting a first-in-human trial of SC262, its CD22-directed allogeneic CAR-T cell therapy, in patients with relapsed or refractory B-cell malignancies.

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

Prime Medicine

In September 2019, we entered into a collaboration and license agreement with Prime Medicine to research and develop a novel gene editing technology developed by one of our founders. Under the terms of the agreement, we granted Prime Medicine a non-exclusive license to certain of its CRISPR technology (including Cas12b), delivery technology and certain other technology controlled by us to develop and commercialize gene editing products for the treatment of human diseases. Prime Medicine granted us an exclusive license to develop and commercialize prime gene editing technology for the creation or modification of any single base transition mutations, as well as any edits made for the treatment of sickle cell disease.

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

There are several other companies utilizing base editing technology, including PerkinElmer, Life Edit (an ElevateBio company), Metagenomi, Revvity and Intellia Therapeutics. In addition, we face competition from companies utilizing other gene editing modalities and various other genetic medicines.

Within the disease areas that we focus on, we are also aware of competing companies that have approved therapies, those with therapies in development, and others that may emerge in the future. For sickle cell disease, these companies include CRISPR Therapeutics, Vertex Pharmaceuticals, bluebird bio, Novartis Pharmaceuticals, Kamau Therapeutics, Fulcrum Therapeutics, Tessera Therapeutics, Cimeio Therapeutics and Agios Pharmaceuticals. For our AATD targeted therapies, these include Wave Life Sciences, Moderna, Korro Bio, Tessera Therapeutics and Arrowhead Pharmaceuticals.

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
•
Multiplex base editing in immune cells ex vivo
•
Methods for evaluating base editing specificity
•
Therapeutic methods
•
Delivery modality

We also have an option to license patents and patent applications relating to CRISPR/Cas9 systems. We intend to continue to pursue, when possible, additional patent protection, including composition of matter, method of use, and process claims, directed to each component of our platform technology and the programs in our portfolio. As of December 31, 2024, our wholly-owned patent portfolio consisted of eight issued U.S. patents, and 21 issued patents in jurisdictions outside the United States. We also have approximately 539 pending patent applications, including PCT applications, provisional patent applications and counterparts to the foregoing U.S. and foreign patents. In addition, Beam co-owns one issued U.S. patent and one issued patent in a jurisdiction outside the United States. We also have approximately 26 pending patent applications between the Broad Institute, Inc., UCL Business, Ltd., and Apellis Pharmaceuticals, Inc. The patents and patent applications outside of the United States were filed in numerous jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Singapore and South Africa. Many of our owned patents and patent applications are related to our DNA base editing technology, including claims to base editor variants with enhanced activities or novel properties, methods of using such base editors, methods of using such base editors for therapeutic indications, multiplex base editing in immune cells ex vivo, guide RNAs that target base editors to therapeutically relevant DNA sequences, and methods for evaluating base editing specificity. Certain of our owned patents and patent applications are related to viral and non-viral delivery technologies. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patents would be expected to expire between 2039 and 2045, excluding any additional term for patent term adjustments or patent term extensions.

As of December 31, 2024, our in-licensed patent portfolio consisted of approximately 64 issued U.S. patents, and approximately 265 issued patents in jurisdictions outside the United States. We also have approximately 350 pending patent applications, including PCT applications, provisional patent applications and counterparts to the foregoing U.S. and foreign patents. The patents and patent applications outside of the United States were filed in numerous jurisdictions, including Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, New Zealand, Russia and Singapore. The patents and applications from our in-licensed portfolio for DNA base editing include claims to novel base editors, claims to engineered deaminase enzymes (e.g., evolved TadA) used in the base editors, compositions including the base editor or engineered deaminase as a component, methods of using such base editors, including methods of using such base editors for therapeutic indications, and guide RNAs that target base editors to therapeutically relevant DNA sequences. The in-licensed patents and applications also cover various aspects related to the platform technology, including base editing systems that employ S. pyogenes Cas9, S. aureus Cas9, Cas9 PAM variants, inactive forms of Cas9, and/or Cas9 nickases, and systems for delivery of base editors. The patents and applications from our in-licensed portfolio for RNA base editing include claims to novel base editors, compositions including the base editor as a component, guide RNAs that target base editors to therapeutically relevant RNA sequences, and methods of using such base editors, including methods of using such base editors for therapeutic indications. The patents and applications from our in-licensed portfolio for Cas12b editing include claims to methods of using Cas12b to modify DNA (e.g., nuclease cleavage of DNA) and engineered and/or non-naturally occurring compositions including Cas12b as a component. The patents and applications from our in-licensed portfolio for delivery technologies include claims to novel lipid-based delivery systems and compositions, viral-based delivery systems and compositions, and methods of using such systems and compositions to deliver base editors. The patents and applications from our in-licensed portfolio for the balance of our platform include claims to compositions and methods for delivery of charged base editor proteins into cells, modification and improvements to the base editing systems including improvements to the nucleotide binding protein component, guide RNA component and base editing enzyme component of the base editing complex, methods for evaluating gene targeting and base editing efficiency and compositions and methods for prime editing. Our current in-licensed patents and patent applications, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2040, excluding any additional term for patent term adjustments or patent term extensions (or the corresponding foreign equivalent). For information related to our in-licensed intellectual property, see the subsection below titled “—Intellectual Property Licenses.”

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

We also rely on trademark protection for our company name and related designs. As of December 31, 2024, our registered trademark portfolio contained approximately 33 registered/allowed trademarks and pending trademark applications in the United States and in certain overseas jurisdictions.

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

With respect to the sale of licensed products by us, our affiliates or our sublicensees, we are required to pay to Editas an amount equal to the royalty rates that it owes to Broad Institute, Harvard, or MGH under its applicable in-licenses, plus an additional low- to mid-single digit royalty on net sales of licensed products, depending on whether such licensed product is covered by an Editas-owned patent and based on the aggregate worldwide net sales of licensed products in a given calendar year. We are entitled to certain reductions and offsets on these royalties with respect to a licensed product in a given country and if Editas is entitled to receive any reductions or offsets in respect to its royalty payment obligations under the relevant Broad/Harvard Head Licenses or MGH Head Licenses, then Editas will use reasonable efforts to avail itself of such reductions, which in turn would reduce our royalty payment obligations under the Editas License Agreement. The royalty term expires on a licensed product-by-licensed product and country-by-country basis upon the later of (i) the last-to-expire royalty term in such country under any applicable Broad/Harvard Head License or MGH Head License, and, if such product is covered by a licensed Editas-owned patent, (ii) the date at which such product is no longer covered by a valid claim of a licensed Editas-owned patent in such country.

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

Government regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacturing, packaging, labeling, storage, record keeping, reimbursement, advertising, promotion, distribution, post-approval monitoring and reporting and import and export, pricing and reimbursement of pharmaceutical products, including biological products. The failure to comply with the applicable regulatory requirements at any time during the product development process or post-approval may subject a sponsor for marketing approval to delays in development or approval, as well as administrative and judicial sanctions. The regulatory requirements applicable to product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by government agencies in ways that may have a significant impact on our business.

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

Preclinical studies and investigational new drug application

Before testing any investigational biological product in humans, including a gene editing product candidate, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. With the passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act, or PHSA, that required animal testing in support of an NDA or BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

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

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee, or DMC. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated checkpoints based on access to certain data from the study. Finally, research activities involving infectious agents, hazardous chemicals, recombinant DNA, and genetically altered organisms and agents may be subject to review and approval of an Institutional Biosafety Committee, or IBC, in accordance with NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules.

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
•
A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety, purity and potency such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law, because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the FDA’s current thinking on best practices for clinical development.

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

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public registry maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017. As of December 2024, the FDA has issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

The FDA has issued numerous guidance documents regarding gene therapies. Although the FDA’s guidance documents are not legally binding, compliance with certain aspects of them is likely necessary to gain approval for any product candidate we may develop. The guidance documents provide recommendations and additional clarity as to factors that the FDA will consider at each stage of gene therapy development and relate to, among other things, the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies; and gene therapy products for the treatment of rare diseases. In addition, in November 2024, the FDA issued draft guidance to address frequently asked questions surrounding the development of cellular and gene therapy products.

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

Submission of a BLA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s CMC and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. The fee required for the submission of a BLA under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for federal fiscal year 2025, this application fee is approximately $4.3 million), and the sponsor of an approved BLA is also subject to an annual program fee, set at $403,889 per eligible prescription drug product for federal fiscal year 2024. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA. This is because under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety, purity and potency of the investigational product.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe the FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

Post-approval regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA has imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety, purity and potency information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

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

Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in January 2025, the FDA published final guidance outlining its non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

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

Finally, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the sponsor may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the sponsor to develop additional data or conduct additional preclinical studies and clinical trials. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled clinical trials to demonstrate the product’s safety, purity and potency in the new indication. Even if such trials are conducted, the FDA may not approve any expansion of the labeled indications for use in a timely fashion, or at all. There also are continuing, annual user fee requirements that are now assessed as program fees for certain approved drugs.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which for federal fiscal year 2025 is $540,783 and the small business fee is $139,196.

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

In addition to potential enforcement by the HHS, we could also be potentially subject to privacy enforcement from the Federal Trade Commission, or the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule, which the FTC also has the authority to enforce. The FTC is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. Finally, both the FTC and HHS’s enforcement priorities, as well as those of other federal regulators, may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data, including potential health data, to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive U.S. data to countries such as China. These data transfer restrictions, and others that may pass in the future, may create operational challenges and legal risks for our business.

At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities.

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.

Regulation and procedures governing approval of medicinal products in the EU and the U.K.

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, purity and potency, and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety, purity and potency of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

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

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EU Clinical Trials Register (https://eudract.ema.europa.eu).

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

Conditional marketing authorization

In specific circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional MA for Medicinal Products for Human Use) enables sponsors to obtain a conditional MA prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive; and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

Regulatory exclusivity

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

In this context, it should be noted that the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.

Periods of authorization and renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety, purity and potency, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the EU market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.

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

Following the CJEU decision, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework, or DPF, in December 2022, and has now adopted an adequacy decision to permit data transfers from the EU to the United States going forward. This development permits data transfers at this point under this framework and more broadly has made international data transfers more straightforward, but these provisions are being challenged in court. The recent election in the United States and the new administration may also impact whether the DPF remains an adequate data transfer framework. The continuing uncertainty around this issue may further impact our business operations in the EU.

On June 23, 2016, the electorate in the U.K. voted in favor of leaving the EU, commonly referred to as Brexit. As with other issues related to Brexit, there are open questions about how personal data will be protected in the U.K. and whether personal information can transfer from the EU to the U.K. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act of 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the U.K. that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the U.K., it is unclear whether transfer of data from the EEA to the U.K. will remain lawful under the GDPR. The U.K. government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the U.K. as being “essentially adequate” for purposes of data transfer from the EU to the U.K., although this decision may be re-evaluated in the future. The U.K. and the United States also have agreed on a framework for personal data to be transferred between the U.K. and the United States, called the U.K.-U.S. Data Bridge. The U.K.-U.S. Data Bridge may be challenged in the future. Continuing uncertainty about these data transfers, including the possibility of future changes, may impact our business operations.

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

The UK’s withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by the so-called Windsor Framework agreed in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the U.K. market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

As of January 1, 2024, a new international recognition procedure, or IRP, applies, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include the EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure, as well as the FDA for product approvals granted in the U.S. The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

Third-party payors are increasingly challenging the price and examining the cost-effectiveness of new products and services in addition to their safety, purity and potency. To obtain or maintain coverage and reimbursement for any current or future product, we may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. Thus, obtaining and maintaining reimbursement status is time-consuming and costly.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Novo Nordisk, Inc., Janssen Pharmaceuticals, Inc., Novartis AG, AstraZeneca plc and Boehringer Ingelheim International GMBH, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, and on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Human Capital Resources

As of December 31, 2024, we had 483 team members employed with us full-time, of which 115 had a M.D. or Ph.D. degree. Of these team members, 202 were engaged in research and development activities, 51 were engaged in clinical and regulatory activities, 68 were in technical operations, 60 were in quality roles and 102 were in general and administrative roles. None of our team members are represented by a labor union or covered by a collective bargaining agreement. The human capital measures and objectives we focus on in managing our business are our employee retention rate and our internal engagement survey participation rate. We seek to maintain an annual retention rate of greater than 85% and a survey participation rate of greater than 90%.

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

Since inception, we have incurred significant operating losses. Our net loss was $376.7 million, $132.5 million and $289.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1.6 billion. We have financed our operations primarily through private placements of our preferred stock, proceeds from sales of our common stock and collaboration revenue. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We have not completed any clinical trials of any product candidates and expect that it will be years, if ever, before we have a product candidate approved for commercialization. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical studies and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Because of the numerous risks and uncertainties associated with developing base editing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.

We expect our operating expenses to increase as we continue research and development activities, expand clinical trials, and seek marketing approval for product candidates. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of a collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We have in the past delayed, reduced and eliminated certain research and product development programs to decrease operating expenses. If in the future we are unable to raise capital when needed or on attractive terms, we may again be forced to delay, reduce, or eliminate programs or curtail commercialization efforts.

At December 31, 2024, our cash, cash equivalents, and marketable securities were $850.7 million. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funding sooner than planned. Our future capital requirements will depend on many factors, including:

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
•
the costs of preparing for and undertaking future activities, including product sales, medical affairs, marketing, manufacturing, distribution, coverage and reimbursement for any product candidates for which we receive regulatory approval to commercialize;
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
•
the costs of operating and expanding our manufacturing capacity; and
•
the costs of establishing a sales, marketing, and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully identify and develop product candidates and those product candidates are approved, we may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for years, if ever. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

We are an early-stage company. We were founded in January 2017 and began operations in July 2017. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying potential product candidates, undertaking preclinical studies and operating clinical trials. Many of our product development programs are still in the early clinical, preclinical or research stage of development, and their risk of failure is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred substantial losses during our history, and we may never achieve profitability. To the extent that we continue to generate taxable losses, any unused U.S. federal losses generated after 2017 will carry forward indefinitely to offset future taxable income; any U.S. federal taxable losses generated prior to 2018 will carry forward for 20 tax years from the year of generation. Additionally, we continue to generate business tax credits, including U.S. federal research and development tax credits, which generally may be carried forward 20 tax years from the year of generation to offset a portion of our future tax liability, if any. Additionally, Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit a corporation’s ability to utilize tax attributes to the extent the corporation experiences an “ownership change,” generally defined as a greater than 50 percentage point change in ownership, measured by value, among 5% or greater shareholders over a rolling three-year testing period. To the extent a corporation experiences an ownership change, utilization of pre-ownership change tax attributes (e.g., net operating losses and general business tax credits) to offset post-ownership change taxable income or taxes, is subject to an annual limitation, generally calculated as the pre-ownership change equity value of the corporation, subject to certain prescribed adjustments, multiplied by the long-term tax exempt rate published monthly by the Internal Revenue Service. We completed a Section 382 study as of December 31, 2024, and determined that no historical ownership changes occurred since December 2021. In addition, we may have experienced additional ownership changes since December 31, 2024 and may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change net operating losses or other tax attributes to offset U.S. federal taxable income or taxes may be subject to limitations, which could potentially result in increased future tax liability to us. There may also be limitations on our ability to use net operating losses and business tax credits at the state level. Additional limitations on our ability to utilize our net operating losses and other tax attributes to offset future taxable income or taxes may arise as a result of our corporate structure, whereby net operating losses or other tax attributes generated by certain of our subsidiaries or controlled entities may not be available to offset taxable income or taxes of other subsidiaries or controlled entities.

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

Risks related to discovery, development, and commercialization

Base editing is a novel technology that has only recently been clinically validated for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are early in their development and may never lead to marketable products.

We are focused on developing potentially curative medicines utilizing base editing technology. Although there have been significant advances in the field of gene therapy, which typically involves introducing a copy of a gene into a patient’s cell, and gene editing in recent years, including the approval of an ex vivo nuclease editing product for treatment of sickle cell disease, base editing technologies are new and early in their development. The technologies that we have licensed and are developing have not yet completed any clinical trials. The scientific evidence to support the feasibility of developing product candidates based on these technologies is both preliminary and limited, and base editing and delivery modalities for it are novel. Successful development of product candidates by us will require solving a number of issues, including safely delivering a therapeutic into target cells within the human body or in an ex vivo setting, optimizing the efficiency and specificity of such product candidates, and ensuring the therapeutic selectivity of such product candidates. Several biological steps are required for delivery of base editing medicines to translate into therapeutically active medicines. These processing steps may differ between individuals and differ based on the targeted tissue. These differences could lead to variable levels of therapeutic protein, variable activity, immunogenicity, or variable distribution to tissues further increasing the risk inherent in the development of base editing medicines. There can be no assurance we will be successful in solving any or all of these issues, or that we will be able to progress our preclinical studies or clinical trials in accordance with anticipated timelines.

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

We are early in our development efforts. Our product candidates are still in preclinical or clinical development and it will be years before we or our collaborators commercialize a product candidate, if ever. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a DAP for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

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

In addition to side effects and adverse events caused by our product candidates, the conditioning administration process or related procedures used in BEAM-101 and potentially other ex vivo product candidates also can cause adverse side effects and adverse events. For example, a patient in our BEACON trial for the treatment of sickle cell disease died due to respiratory failure four months after busulfan conditioning and infusion with BEAM-101. While the investigator determined that the patient’s death was likely related to busulfan conditioning and deemed the event unrelated to BEAM-101, we cannot be certain of these conclusions, nor that other patients will not experience adverse events from the trial’s conditioning regimen or otherwise. Additionally, we are developing alternative conditioning regimens and we cannot predict if such regimens will be compatible with our product candidates. If in the future we are unable to demonstrate that such adverse events were not caused by the conditioning regimens used, or administration process or related procedure, the FDA, the European Commission, EMA or other regulatory authorities could order us to cease further development of, or deny or limit approval of, our product candidates using such regimens, processes or procedures for any or all target indications. Even if we are able to demonstrate that adverse events are not related to the product candidate or the administration of such product candidate, such occurrences could affect patient recruitment, the ability of enrolled patients to complete the clinical trial, or the commercial viability of any product candidates that obtain regulatory approval.

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

We have only recently begun testing our proposed delivery modalities and product candidates in clinical trials and any favorable preclinical results, or initial clinical results, are not necessarily predictive of results that may be observed in later clinical trials.

There is a high failure rate for drugs and biologics proceeding through clinical trials. Even if initial clinical trials in any of our product candidates are successful, these product candidates may fail to show the desired safety, purity and potency in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. Data obtained from preclinical and clinical activities are also subject to varying interpretations, and the FDA, EMA, or other regulatory authorities may disagree with our interpretations, which may delay, limit, or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

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

If clinical trials of any product candidates we identify and develop fail to demonstrate safety, purity and potency to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidates we identify and develop, we must complete preclinical development and then conduct extensive clinical trials to demonstrate their safety, purity and potency in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

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
•
delays in or cancellations of clinical trials as a result of efforts by the Trump Administration to reduce research funding by the NIH of medical research;
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

We are conducting clinical trials at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.

We are conducting clinical trials with one or more trial sites that are located outside the United States. The acceptance by the FDA or other regulatory authorities of trial data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

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

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if any product candidates we may develop meet their safety, purity and potency endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee, EMA’s Committee for Medicinal Products for Human Use, or CHMP, or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process.

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

We are early in our commercial readiness activities, do not yet have a sales or marketing infrastructure and do not have experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any approved medicine for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing, and commercial support infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates we develop if and when they are approved.

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

There are several other companies utilizing base editing technology, including PerkinElmer, Life Edit (an ElevateBio company), Metagenomi, Revvity and Intellia Therapeutics. In addition, we face competition from companies utilizing other gene editing modalities and various other genetic medicines. Within the disease areas that we focus on, we are also aware of competing companies that have approved therapies, those with therapies in development, and others that may emerge in the future. For sickle cell disease, these companies include CRISPR Therapeutics, Vertex Pharmaceuticals, bluebird bio, Novartis Pharmaceuticals, Kamau Therapeutics, Fulcrum Therapeutics, Tessera Therapeutics, Cimeio Therapeutics and Agios Pharmaceuticals. For our AATD targeted therapies, these include Wave Life Sciences, Moderna, Korro Bio, Tessera Therapeutics and Arrowhead Pharmaceuticals

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for our product candidates we may develop. This may include other types of therapies, such as small molecule, antibody, and/or protein therapies.

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

Although we do not use our technologies to edit human embryos or the human germline, such public debate and heightened regulatory scrutiny could prevent or delay our development of product candidates. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair our development and commercialization of product candidates or demand for any product candidates we may develop. Adverse events in our preclinical studies or clinical trials or those of our competitors or of academic researchers utilizing gene editing technologies, even if not ultimately attributable to product candidates we may identify and develop, and the gene publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of potential product candidates we may identify and develop, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates. Use of gene editing technology by a third party or government to develop biological agents or products that threaten U.S. national security could similarly result in such negative impacts to us.

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

We expect the cost of a single administration of the genetic medicines we are seeking to develop to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any such product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of any product candidates we may develop will be paid by government authorities, private health plans, and other third-party payors. Payors may not be willing to pay high prices for a single administration. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

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

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we continue clinical trials and if we successfully commercialize any medicine. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We are subject to regulatory and operational risks associated with our internal manufacturing facility.

We have an approximately 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support clinical and commercial production of certain of our product candidates and components thereof. We aim to follow cGMP processes necessary to release product for our clinical trials and to meet all requirements from regulatory agencies, including the FDA, to allow us to support research, clinical and, if approved, commercial production of certain of our product candidates and components thereof. However, we can provide no assurances that our facility will be able to support our intended internal manufacturing capabilities and/or needs or comply with regulatory agency requirements. Furthermore, while the design of our facility is based on current standards for biotechnology facilities, it was not pre-approved by any regulatory agency, nor has the facility been inspected by any regulatory agency such as the FDA. If we are unable to operate our facility at the intended capacity, or if our facility is determined not to comply with applicable regulatory requirements, we may be unable to manufacture our products or product candidates in a timely manner, which could significantly impair our ability to develop, obtain approval for, or commercialize our product candidates. Additionally, we have incurred substantial expenditures in constructing our facility, and expect to incur significant additional expenditures operating our facility in the future. To the extent our facility does not operate at capacity or comply with regulatory requirements, we may incur expenditures beyond those we currently contemplate, including costs associated with engaging third parties to meet our manufacturing needs or undertaking remediation efforts to bring our facility into compliance with regulatory standards. Any such delays, interruptions or increased costs arising from the operation of our manufacturing facility could materially harm our business, operating results, financial condition and prospects.

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

Any product candidates we may develop will likely require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as the product candidates we intend to develop generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory, or potentially delay progression of our potential regulatory filings. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. In addition, our product candidates we may develop will require complicated delivery modalities, such as electroporation and LNPs, each of which will introduce additional complexities in the manufacturing process.

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

Furthermore, we intend to use novel technologies to deliver the base editor and guide RNA constructs of product candidates, however scientific evidence to support the feasibility of developing product candidates based on these technologies is both preliminary and limited.

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

We contract with third parties for the manufacture and supply of materials for our research programs, preclinical studies and clinical trials and expect to continue to do so for at least a portion of our future research programs, preclinical studies and clinical trials and for commercialization of any product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We currently rely on third-parties for the manufacture and supply of materials for a portion of our preclinical studies and clinical trials, and may continue to do so for future research programs, preclinical studies, clinical testing and for commercial supply of any product candidates that we may develop and for which we or our collaborators obtain marketing approval.

While we have built a manufacturing facility designed to support manufacturing for our ex vivo cell therapy programs in hematology and in vivo non-viral delivery programs for liver diseases in Research Triangle Park, North Carolina, we cannot be certain that we will be able to maintain cGMP compliance, expand our internal manufacturing capacity, or meet the planned manufacturing needs of our programs.

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

For example, we rely on various CROs to obtain non-human primates, or NHPs, for use in preclinical development work. While we believe we currently have access to a supply of NHPs adequate to meet our near-term needs, such supply may nevertheless be adversely affected by supply chain limitations. If we are unable to secure adequate supply of NHPs certain of our preclinical development efforts will be delayed, and the cost of conducting discovery projects and preclinical development activities may substantially increase. Such delays or cost increases could materially adversely affect our discovery and preclinical development activities and our business.

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

We are exposed to risks associated with our minority interest in Orbital Therapeutics, Inc.

In September 2022, we helped launch Orbital Therapeutics Inc., or Orbital, in collaboration with ARCH Venture Partners, with a goal of advancing ribonucleic acid, or RNA, medicines. In connection with the Orbital launch, we entered into a license and collaboration agreement, or the Orbital Agreement, with Orbital pursuant to which we and Orbital each granted the other licenses to certain technology controlled by it necessary or reasonably useful for the non-viral delivery or the design or manufacture of RNA for the prevention, treatment or diagnosis of human disease. In addition, concurrently with our entry into the Orbital Agreement, Orbital issued us 75 million shares of its common stock. ARCH Venture Partners is also a stockholder of Orbital, one of our directors affiliated with ARCH Venture Partners, John Maraganore, as well as John Evans, our Chief Executive Officer, are members of the board of directors of Orbital.

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

Under the Broad License Agreement, rights granted to us include certain patent applications directed to Cas12b or Cas13 that are limited to the United States. The co-owners of these patent applications include Broad Institute, Harvard, MIT, the State University of New Jersey, or Rutgers, Skolkovo Institute of Science and Technology, or Skoltech, and the NIH. At present, we do not have a license to the ownership interest of Skoltech. If we are unable to obtain an exclusive license to Skoltech’s, interest in such patent applications, Skoltech may be able to license its rights to other third parties, including our competitors, and such third parties could market competing products and technology. In addition, we may need the cooperation of Skoltech in order to enforce patents issuing from these patent applications against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Likewise, our currently owned patents and patent applications, if issued as patents, and in-licensed patents and patent applications, if issued as patents, directed to our proprietary base editing technologies and our product candidates are expected to expire from 2034 through 2045, without taking into account any possible patent term adjustments or extensions. Our owned or in-licensed patents may expire before, or soon after, our first product candidate achieves marketing approval in the United States or foreign jurisdictions. Additionally, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current in-licensed patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

10,900,054; 10,982,230; 10,982,231; 10,988,780; 10,988,782; 11,001,863; 11,008,589; 11,008,590; 11,028,412; 11,186,849; 11,242,543; 11,274,318; 11,293,034; 11,332,761; 11,401,532; 11,473,108; 11,479,794; 11,549,127; 11,634,730; 11,674,159; 11,814,645; 11,970,711; 12,123,015; 12,180,503; 12,180,504; 12,215,343, which are expected to expire around March 2033, excluding any additional term for patent term adjustment, or PTA, or patent term extension, or PTE, and any disclaimed term for terminal disclaimers. The University of California portfolio also includes numerous additional pending patent applications. If these patent applications issue as patents, they are expected to expire around March 2033, excluding any PTA, PTE, and any disclaimed term for terminal disclaimers. As discussed above, certain applications in the University of California Portfolio are currently subject to U.S. Interference No. 106,115 with certain U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties to which we have an option under the Editas License Agreement. Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain members of the University of California Portfolio have been or are being opposed in Europe by multiple parties. For example, European Patent Nos. EP2,800,811 B1, and EP3,241,902 B1, and EP3,401,400 B1 have been opposed, and notices of opposition have been filed by several third parties against European Patent No. EP3,597,749 B1, which patents are estimated to expire in March 2033 (excluding any patent term adjustments or extensions). The opposition procedure before the EPO allows one or more third parties to challenge the validity of a granted European patent within nine months after grant date of the European patent. Opposition proceedings may involve issues including, but not limited to, priority, patentability of the claims involved, and procedural formalities related to the filing of the patent application. As a result of the opposition proceedings, the Opposition Division can revoke a patent, maintain the patent as granted, or maintain the patent in an amended form. In April 2021, the claims of European patent EP3,241,902 B1 were revoked in their entirety by the Opposition Division, and that decision was not appealed. In November 2024, European patents EP2,800,811 B1 and EP3,401,400 B1 were revoked by the Boards of Appeal of the European Patent Office. It is uncertain how oppositions filed against EP3,597,749 B1 will be resolved. If this patent is maintained by the Opposition Division with claims similar to those that were opposed, our ability to commercialize our product candidates may be adversely affected if we do not obtain a license to these patents. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product and the exclusivity period may be shared amongst multiple first interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws, or amendments to laws, which address pharmacy practices involving biosimilar products.

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

The same applies in the European Union, or EU. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety, purity and potency of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a genetic medicinal candidate that is submitted to the CHMP before CHMP adopts its final opinion. In the EU, the development and evaluation of a genetic medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for genetic medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to genetic medicines and cell therapy products may be applied to any product candidates we may develop, but that remains uncertain at this point.

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

Adverse developments in post-marketing experience or in clinical trials conducted by others of genetic medicines or cell therapy products may cause the FDA, the EMA, and other regulatory bodies to revise the requirements for development or approval of any product candidates we may develop or limit the use of products utilizing non-viral genetic medicinal technologies, either of which could materially harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety, purity and potency of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as the product candidates we may develop can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing non-viral genetic medicine technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the commercialization of resulting products.

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

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging the FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain, or GB, and Northern Ireland). At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include the EMA and regulators in the EU/European Economic Area, or EEA, member states for approvals in the EU centralized procedure and mutual recognition procedure, as well as the FDA for product approvals granted in the U.S. However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining its non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, or PIE Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

We may seek designation for our platform technology as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

We may seek designation for our platform technology as a designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible to be a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under a BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a drug that uses or incorporates the platform technology. Even if we believe our platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or receive FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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

Further, with the change in the presidential administration in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the Trump Administration across the government will impact our activities and those of the FDA and its operations. For example, the potential loss of FDA personnel could lead to further disruptions and delays in FDA review of our product candidates. Similarly, efforts by the new administration to substantially reduce research funding by the NIH of medical research could have substantial direct or indirect impacts on our research activities and clinical trials.

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

The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been several U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

In October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of October 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to the HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Novo Nordisk, Inc., Janssen Pharmaceuticals, Inc., Novartis AG, AstraZeneca plc and Boehringer Ingelheim International GMBH, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, and on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

We are exposed to the risk of fraud or other misconduct by our employees, consultants, principal investigators and any commercial partners we may have. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA, the EMA, and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA, the EMA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of significant fines or other sanctions.

Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.

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

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations, and failure to comply with such requirements could subject us to significant fines and penalties and other consequences, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., EU, U.K. and other countries in which we may conduct business. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

If we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In recent months, the Officer of Civil Rights, or OCR, has been especially active in enforcing the HIPAA rules. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. Additionally, OCR is looking to amend the HIPAA Security Rule, which, if and when finalized, could create additional compliance obligations and risk for our business.

In addition to potential enforcement by the HHS, we could also be potentially subject to privacy enforcement from the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule, which the FTC also has the authority to enforce. The FTC is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. Finally, both the FTC and HHS’s enforcement priorities, as well as those of other federal regulators, may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the U.S. to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive U.S. data to countries such as China. These data transfer restrictions, and others that may pass in the future, may create operational challenges and legal risks for our business.

States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European General Data Protection Regulation, or GDPR, which is further described below, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements.

In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions, including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – the sole responsibility of which is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

Similar to the laws in the U.S., there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the group of companies of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the EC to offer adequate data protection legislation. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the EU, or CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for international transfers of personal data from the EEA. This CJEU decision resulted in increased scrutiny on data transfers and increased our costs of compliance with data privacy legislation, as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The EC adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act of 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the U.K. and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the U.K. Data Protection Act of 2018 and the GDPR, respectively. The U.K. and the U.S. have also agreed to a U.S.-U.K. “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the U.K. to the U.S.

Switzerland has also approved an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which functions similarly to the EU-U.S. Data Privacy Framework and the U.S.-U.K. Data Bridge in relation to data transfers from Switzerland to the U.S.). Any changes or updates to these developments have the potential to impact our business.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and the sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the U.S. regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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
•
exposure to unknown liabilities.

We may not have sufficient resources to acquire businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger biotechnology companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than we do and may have greater expertise in identifying and evaluating new opportunities. Furthermore, there may be overlap between our product candidates and the companies which we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. Additionally, the time between our expenditures to acquire or in-license new technologies or businesses and the subsequent generation of revenues from those acquired technologies or businesses (or the timing of revenue recognition related to licensing agreements and/or strategic collaborations) could cause fluctuations in our financial performance from period to period. Finally, if we devote resources to potential acquisition opportunities that are never completed, or if we fail to realize the anticipated benefits of those efforts, we could incur significant impairment charges or other adverse financial consequences.

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

Recent changes or future changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the Tax Act was signed into law. The Tax Act, as amended by the CARES Act, among other things, contains significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and, for taxable years beginning after December 31, 2020, the limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses generated during or after 2018. Any federal net operating loss incurred in 2018 and in future years may now be carried forward indefinitely pursuant to the Tax Act, but can no longer be carried back. Similar rules and limitations may apply for state income tax proposes. In addition, beginning in 2022, the Tax Act eliminates the option to deduct research and development expenditures currently and generally requires corporations to capitalize and amortize them over five years (or 15 years for expenditures attributable to foreign research).

In addition to the Tax Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions, including the CARES Act and the Inflation Reduction Act, or the IRA, which was signed into law in August 2022, introduced a number of new tax provisions. The IRA in particular includes a one percent excise tax imposed on certain stock repurchases by publicly traded companies, which generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the Tax Act and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. Additional tax legislation may also be enacted in the future, which could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act and additional tax legislation.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Additionally, there are increased rules and regulations governing the use and development of artificial intelligence at the state, federal, and international levels, which creates potential compliance and enforcement risk. These developments could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Based on an assessment using these processes, we do not believe that there are currently any risks from known cybersecurity threats that are reasonably likely to materially affect our company or our business strategy, results of operations or financial condition. For additional information, please see the risk factor titled “Our internal computer systems, or those of our third-party vendors, collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.” under Item 1A., Risk factors—General risk factors, in this Annual Report on Form 10-K.

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

In an effort to deter and detect cyber threats, we annually provide all employees, including part-time and temporary employees, with a data protection, cybersecurity and incident response and prevention training and compliance program, which covers timely and relevant topics. Past topics have included social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educate employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

Item 2. Properties.

We have leased approximately 130,258 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in 2034. Additionally, we entered into a lease agreement with Alexandria Real Estate Equities, Inc. pursuant to which we built a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs, which lease expires in 2037. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders

As of February 18, 2025, there were approximately 27 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The graph set forth below compares the cumulative total stockholder return on our shares of common stock between February 6, 2020 (the date of our initial public offering) and December 31, 2024, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on February 6, 2020 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph uses the closing sales price of our common stock of $18.75 per share on February 6, 2020 as the initial value of our common stock and not the initial offering price to the public of $17.00 per share. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of equity securities by the issuer or affiliated purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2024.

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

Information pertaining to fiscal year 2022 was included in our Annual Report on Form 10-K for the year ended December 31, 2023 on pages 115 through 126 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024.

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

Hematology

We are advancing hematology base editing programs in which hematopoietic stem cells, or HSCs, are collected from a patient, edited using electroporation, and then infused back into the patient following a conditioning regimen, such as treatment with busulfan, the standard of care in HSC transplantation, or HSCT, today. Once reinfused, the HSCs begin repopulating a portion of the bone marrow in a process known as engraftment. The engrafted, edited HSCs give rise to progenitor cell types with the corrected gene sequences. We are deploying this ex vivo approach in our BEAM-101 and ESCAPE base editing programs.

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

We are conducting a Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial. The BEACON trial initially includes up to 45 patients ages 18 to 35 with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with BEAM-101, patients are assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients are also assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, HbF levels, and quality of life assessments. In December 2024, we announced preliminary positive data from our Phase 1/2 clinical trial of BEAM-101, which we refer to as the BEACON trial. The adult enrollment target for BEACON has been achieved, and the first adolescent patients have cleared screening and enrolled in the trial. We expect to dose 30 patients in the BEACON trial by mid-2025. We also plan to present updated data from the trial in mid-2025.

Wave 2: Non-genotoxic Conditioning

In parallel with Wave 1 development, we also aim to improve the transplant conditioning regimen for patients undergoing HSCT, thereby reducing toxicity challenges associated with HSCT. Conditioning is a critical component necessary to prepare a patient’s body to receive the ex vivo edited cells that must engraft in the patient’s bone marrow in order to be effective. However, current conditioning regimens rely on nonspecific chemotherapy or radiation, which are associated with significant toxicities. As a potential alternative to genotoxic conditioning regimens in HSCT, we are advancing our ESCAPE program. ESCAPE aims to avoid toxicity challenges associated with currently available conditioning regimens for patients with sickle cell disease and beta-thalassemia ahead of autologous HSCT, by combining antibody-based conditioning with multiplex gene edited HSCs. ESCAPE may also have applications in other diseases of the blood and immune system where HSCT could deliver potential benefits but has been limited by toxicities associated with current standard of care conditioning regimens.

We have nominated a development candidate for our ESCAPE technology comprised of two investigational drug products: BEAM-103, an anti-CD117 monoclonal antibody, and BEAM-104, a cell therapy that includes the same therapeutic edit as BEAM-101 (editing the HBG1/2 genes to elevate fetal hemoglobin), plus an additional edit to CD117 designed to block binding of BEAM-103, allowing the edited cells to evade suppression by the antibody. We intend to advance BEAM-103 and BEAM-104 for development in sickle cell disease and beta-thalassemia, potentially building on the same regulatory, manufacturing, clinical and commercial foundations being established with BEAM-101. We expect to initiate a Phase 1 healthy volunteer clinical trial of BEAM-103 by the end of 2025.

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

We are conducting a Phase 1/2 open label, dose escalation clinical trial of BEAM-302 at sites located in the United Kingdom for the treatment of AATD. The trial will evaluate the safety, pharmacodynamics, pharmacokinetics and efficacy of BEAM-302 initially in patients with AATD-associated lung disease. The study design includes a dose exploration portion followed by a dose expansion portion to identify the optimal dose to take forward in a pivotal study. We continue to progress enrollment and global site activation and expect to report initial clinical data from multiple cohorts in the trial in the first half of 2025.

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

We are conducting a Phase 1/2 clinical trial of BEAM-301 at a select number of sites in the United States. The trial is an open-label, multi-cohort, single-ascending dose evaluation of BEAM-301 for the treatment of GSD1a in patients with the R83C mutation. Key endpoints of the trial include safety and tolerability, time to hypoglycemia during fasting, and changes from baseline in corn starch supplementation. We are continuing site activation activities and expect dosing to commence in early 2025.

Manufacturing

Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we have established a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The cGMP facility is designed to support manufacturing for our ex vivo cell therapy programs in hematology and in vivo non-viral delivery programs for liver and liver-mediated diseases, with the capability to scale-up to support potential commercial supply. For our initial clinical trials, we expect to rely primarily on our internal manufacturing capabilities, along with CMOs with relevant manufacturing experience in genetic medicines. We believe this investment will maximize the value of our portfolio and capabilities, the probability of technical success of our programs, and the speed at which we can provide potentially life-long cures to patients.

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

We are an early-stage company, and the majority of our programs are at a preclinical or clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the years ended December 31, 2024, 2023 and 2022 were $376.7 million, $132.5 million and $289.1 million, respectively. As of December 31, 2024, we had an accumulated deficit of $1.6 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the years ended December 31, 2024, 2023, and 2022, we recognized $63.5 million, $377.7 million and $60.9 million respectively, of revenue from our license and collaboration agreements.

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

Other income and expenses

Other income and expenses consist of the following items:

•
Change in fair value of derivative liabilities consists primarily of remeasurement gains or losses associated with changes in success payment liabilities associated with our license agreement with Harvard, dated as of June 27, 2017, as amended, or the Harvard License Agreement, the license agreement with The Broad Institute, as amended, dated as of May 9, 2018, or the Broad License Agreement, and settlement payment derivative liabilities associated with a settlement agreement with a research institution.
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

Results of operations

For discussion of 2023 results and comparison with 2022 results, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Years Ended December 31,
	2024	2023	Change
License and collaboration revenue	$63,518	$377,709	$(314,191)
Operating expenses:
Research and development	367,561	437,381	(69,820)
General and administrative	111,525	116,813	(5,288)
Total operating expenses	479,086	554,194	(75,108)
Loss from operations	(415,568)	(176,485)	(239,083)
Other income (expense):		—
Change in fair value of derivative liabilities	2,272	7,500	(5,228)
Change in fair value of non-controlling equity investments	(14,093)	(18,592)	4,499
Change in fair value of contingent consideration liabilities	1,592	9,740	(8,148)
Interest and other income (expense), net	49,094	46,676	2,418
Total other income (expense)	38,865	45,324	(6,459)
Net loss before income taxes	(376,703)	(131,161)	(245,542)
Provision for income taxes	(39)	(1,366)	1,327
Net loss	$(376,742)	$(132,527)	$(244,215)

License and collaboration revenue

License and collaboration revenue was approximately $63.5 million for the year ended December 31, 2024, compared to approximately $377.7 million for the year ended December 31, 2023, a decrease of $314.2 million. License and collaboration revenue recorded in 2024 represents revenue recorded under the Pfizer, Apellis and Orbital Agreements, as well as $27.0 million of revenue recognized from development and regulatory milestones achieved under our agreements with Lilly and Sana. In 2023, we recorded $377.7 million of total revenue, inclusive of license revenue related to the Lilly, Pfizer, Apellis, Orbital and Verve Agreements and $1.8 million of revenue recognized from development and regulatory milestones achieved under our agreements with Sana. The decrease in revenue is driven primarily by $216.4 million of up-front revenue recognized in the year ended December 31, 2023, from the transaction with Lilly (see Note 10) and the net change in activity amongst our collaboration agreements. Revenue recognized under the Pfizer and Apellis agreements relate to nonrefundable up-front payments and are recognized based upon a measure of progress using total actual costs incurred as compared to total estimated costs.

Research and development expenses

Research and development expenses were $367.6 million and $437.4 million for the years ended December 31, 2024 and 2023, respectively. The following table summarizes our research and development expenses for the years ended December 31, 2024 and December 31, 2023, together with the changes in those items in dollars (in thousands):

	Years Ended December 31,
	2024	2023	Change
External research and development expenses	$114,473	$154,178	$(39,705)
Employee related expenses	98,796	109,878	(11,082)
Facility and information technology related expenses	73,387	69,339	4,048
Stock-based compensation expense	73,522	57,812	15,710
Other expense (income)	7,383	46,174	(38,791)
Total research and development expenses	$367,561	$437,381	$(69,820)

The decrease of $69.8 million was primarily due to the following:

•
A $39.7 million decrease in external research and development expenses driven by a $29.6 million decrease in outsourced services, primarily due to the strategic reprioritization of pipeline programs, timing of manufacturing spend and fewer IND-enabling activities, partially offset by increased clinical activities. Also contributing to the decrease is a $10.1 million decrease in lab supply expenses due to the strategic reprioritization of pipeline programs and a shift of programs beyond research activities
•
A decrease of $38.8 million in other expense primarily due to decreases of accrued liabilities for estimated license fees associated with the Lilly transaction; and
•
A decrease of $11.1 million of employee related expenses due to the annualized impact of the higher number of research and development employees prior to our strategic restructuring in October 2023 and the severance related to the restructuring.

The decrease was partially offset by the following:

•
An increase of $15.7 million in stock-based compensation from additional stock options and restricted stock units granted during the year; and
•
An increase of $4.0 million of facility and information technology, or IT, related costs, including depreciation and the expense allocated to research and development related to our leased facilities.

Research and development expenses are expected to continue to increase as we advance clinical trials for BEAM-101, BEAM-302, and BEAM-301, continue our current research programs, initiate new research programs, continue the preclinical and clinical development of our product candidates, conduct any future preclinical studies, and begin to enroll patients in and conduct clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $111.5 million and $116.8 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $5.3 million was primarily due to the following:

•
A decrease of $16.9 million attributable to the settlement of a contingent liability;
•
A decrease of $0.4 million in insurance costs; and
•
A decrease of $0.2 million in other expenses.

The decrease was partially offset by the following:

•
An increase of $6.3 million in stock-based compensation from additional stock options and restricted stock units granted during the year; and
•
An increase of $5.9 million in personnel related costs due to an increase in the number of general and administrative employees between December 31, 2023 and December 31, 2024, and increases in salaries and bonuses to existing employees.

Change in fair value of derivative liabilities

During the year ended December 31, 2024, we recorded $2.3 million of other income related to the change in fair value of the derivative liabilities as compared to $7.5 million for the year ended December 31, 2023, driven primarily by the decline in the price of our common stock. A portion of the success payments was paid in June 2021; the remaining success payment obligations are still outstanding as of December 31, 2024 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the years ended December 31, 2024 and 2023, we recorded other expense of $14.1 million and $18.6 million, respectively, as a result of changes in the fair value of our investments in Verve and Prime Medicine common stock.

Change in contingent consideration liabilities

During the years ended December 31, 2024 and 2023, we recorded $1.6 million and $9.7 million, respectively, of other income related to the change in fair value of the Guide technology and product contingent consideration liabilities as a result of an update in project timelines and the expected probability of achievement of the milestones.

Interest and other income (expense), net

Interest and other income (expense), net was $49.1 million and $46.7 million of other income for the years ended December 31, 2024 and December 31, 2023, respectively. The increase was primarily due to increases in interest income driven by increased market rates and growth of our investment portfolio.

Provision for income taxes

We recorded an income tax provision of less than $0.1 million for the year ended December 31, 2024 and a provision of $1.4 million for the year ended December 31, 2023, which reflects that we generated taxable income that was not fully offset by the use of tax operating loss carryforwards and tax credits. Our taxable income includes income recognized related to our license and collaboration agreements with Apellis, Pfizer, Lilly, Sana and Orbital in the year ended December 31, 2024. Taxable income in the year ended December 31, 2023 included income recognized related to the Lilly Agreement.

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

We have entered into an at the market sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we are entitled to offer and sell, from time to time at prevailing market prices, shares of our common stock having aggregate gross proceeds of up to $1.1 billion. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. There were no shares sold under the Sales Agreement during the year ended December 31, 2024. As of December 31, 2024, we have sold 13,769,001 shares of our common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by us.

As of December 31, 2024, we had $850.7 million in cash, cash equivalents, and marketable securities.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Years Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$(347,246)	$(149,195)
Net cash provided by (used in) investing activities	185,007	71,840
Net cash provided by (used in) financing activities	7,736	276,448
Net change in cash, cash equivalents and restricted cash	$(154,503)	$199,093

Operating activities

Net cash used in operating activities for the year ended December 31, 2024 was $347.2 million, including our net loss of $376.7 million, decreases in accrued expenses and other liabilities of $57.7 million, deferred revenue of $36.5 million and operating lease liabilities of $13.0 million, and an increase in prepaid expenses and other current assets of $5.4 million. In addition, noncash items, including the amortization of investment discounts and premiums of $22.8 million, decreases in the fair value of derivative liabilities of $2.3 million and a change in the fair value of contingent consideration liabilities of $1.6 million, also contributed to net cash used in operating activities.

These uses of cash were partially offset by increases in accounts payable of $1.8 million and other long-term liabilities of $0.5 million, as well as noncash items, including stock-based compensation expense of $120.7 million, depreciation and amortization expense of $21.9 million, a decrease in the fair value of non-controlling equity investments of $14.1 million and a decrease in operating lease right-of-use, or ROU, assets of $9.7 million.

Net cash used in operating activities for the year ended December 31, 2023 was $149.2 million, including $216.4 million of cash received under the Lilly transaction, increases in accrued expenses and other liabilities of $67.7 million, as well as noncash items consisting of stock-based compensation expense of $98.6 million, a decrease in the fair value of non-controlling equity investments of $18.6 million, depreciation and amortization expense of $20.0 million and changes in operating lease ROU assets of $9.5 million.

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

Investing activities

For the year ended December 31, 2024, cash provided by investing activities of $185.0 million was primarily the result of net maturities of marketable securities partially offset by purchases of marketable securities, in addition to purchases of property and equipment of $8.9 million.

For the year ended December 31, 2023, cash provided by investing activities of $71.8 million was primarily the net result of maturities of marketable securities partially offset by purchases of marketable securities, in addition to purchases of property and equipment of $33.7 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2024 of $7.7 million consisted of proceeds from the exercise of stock options of $5.6 million and $2.6 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, or ESPP, offset in part by net repayments of equipment financing liabilities of $0.5 million.

Net cash provided by financing activities for the year ended December 31, 2023 of $276.4 million consisted primarily of proceeds from equity offerings of $236.6 million, net of sales commissions, proceeds from the issuance of shares from the Lilly Agreement of $33.6 million, $6.1 million of proceeds from the exercise of stock options, and $3.0 million of proceeds from the issuance of common stock under our ESPP, offset in part by net repayments of equipment financing liabilities of $2.3 million and payment of equity offering costs of $0.6 million.

Funding requirements

Our operating expenses are expected to continue to increase substantially as we continue to advance our portfolio of programs.

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

We expect that our cash, cash equivalents, and marketable securities at December 31, 2024 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Contractual obligations

We lease certain assets under noncancelable operating leases, which expire through 2037. The leases relate primarily to office space, laboratory and manufacturing space, and equipment. Aggregate future minimum commitments under these office and laboratory leases and equipment leases are $227.7 million as of December 31, 2024, excluding any related common area maintenance charges or real estate taxes.

In May 2021, the first success payment measurements under the Harvard License Agreement and Broad License Agreement occurred and success payments to Harvard and Broad Institute were calculated to be $15.0 million and $15.0 million, respectively. We elected to make each payment in shares of our common stock and issued 174,825 shares of our common stock to each of Harvard and Broad Institute to settle these liabilities in June 2021. The remaining success payment obligations are still outstanding as of December 31, 2024. We may additionally owe Harvard and Broad Institute success payments of up to an additional $90.0 million each.

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

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment and is discussed in further detail for each of our license and collaboration agreements in Note 10 to our consolidated financial statements in this Annual Report on Form 10-K.

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

Licenses of intellectual property, or IP: If the license to our IP is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the licenses. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. We generally recognize revenue using the cost incurred to date as compared to the total estimated cost. Changes in estimates of total internal and external costs expected to be incurred and timing of when those costs are expected to be incurred are recognized in the period of change as a cumulative catch-up adjustment. If estimates of the total estimated cost change, or if contract amendments change the scope of the performance obligations, the impacts could be material. Determining the revenue recognition of IP licenses requires significant judgment and is discussed in further detail for each of our license and collaboration agreements in Notes 9 and 10.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $850.7 million, which consisted of cash, money market funds, commercial paper, corporate notes and corporate equity securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our senior management has concluded that the internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, Deloitte & Touche LLP, issued an attestation report on our internal control over financial reporting. See below.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Beam Therapeutics Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Beam Therapeutics Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

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

February 25, 2025

Item 9B. Other Information.

Director and Officer Trading Arrangements

The following table describes for the quarterly period ended December 31, 2024 each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Amy Simon (Chief Medical Officer)	Adoption (November 7, 2024)	Rule 10b5-1 trading arrangement	Sale	Until December 31, 2025, or such earlier date upon which all transactions are completed or expire without execution.	Up to 204,956 shares

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in the sections captioned “Management and Corporate Governance” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive Compensation" and "Director Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Certain Relationship and Related Person Transactions” and “Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the sections captioned “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policy and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3. Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Second Amended and Restated By-laws of Beam Therapeutics Inc.	10-K	001-39208	2/28/2023	3.2

4.1	Specimen stock certificate evidencing shares of common stock	S-1	333-233985	09/27/2019	4.1

4.2	Description of Registered Securities	S-3	333-254946	4/01/2021	4.11

10.1	Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated April 24, 2019	S-1	333-233985	09/27/2019	10.2

10.2	Sales Agreement, dated April 1, 2021, by and between Beam Therapeutics Inc. and Jefferies LLC.	8-K	001-39208	04/01/2021	1.1

10.3#	License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated June 27, 2017	S-1	333-233985	09/27/2019	10.4

10.4#	Amendment No. 1 to License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated December 12, 2017	10-K	001-39208	03/15/2021	10.5

10.5#	Amendment No. 2 to License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated March 27, 2020	10-K	001-39208	03/15/21	10.6

10.6#	License Agreement, between The Broad Institute, Inc. and Blink Therapeutics Inc., dated May 9, 2018	S-1	333-233985	09/27/2019	10.5

10.7#	First Amendment to License Agreement, between The Broad Institute, Inc. and Blink Therapeutics Inc., dated September 4, 2018	10-K	001-39208	03/15/2021	10.8

10.8#	License Agreement, between Editas Medicine, Inc. and Beam Therapeutics Inc., dated May 9, 2018	S-1	333-233985	09/27/2019	10.6

10.9#	Letter Agreement, between Beam Therapeutics Inc., The Broad Institute, Inc., the President and Fellows of Harvard College, and Editas Medicine, Inc., dated September 26, 2018	10-K	001-39208	03/15/2021	10.10

10.10	Letter Agreement, between the President and Fellows of Harvard College, The Broad Institute, Inc., and Beam Therapeutics Inc., dated January 7, 2021.	10-K	001-39208	03/15/22021	10.11

10.11#	License Agreement, between Bio Palette Co., Ltd. and Beam Therapeutics Inc., dated March 27, 2019	S-1	333-233985	09/27/2019	10.7

10.12+	Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1/A	333-233985	01/27/2020	10.8

10.13+	Form of Incentive Stock Option Grant Notice under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.10

10.14+	Form of Non-Qualified Stock Option Grant Notice under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.11

10.15+	Form of Indemnification Agreement between Beam Therapeutics Inc. and its directors and officers	S-1	333-233985	09/27/2019	10.12

10.16+	Amended and Restated Letter Agreement between Beam Therapeutics Inc. and John Evans, dated June 9, 2021	10-Q	333-233985	08/10/2021	10.1

10.17+	Amended and Restated Employment Agreement between Beam Therapeutics Inc. and Giuseppe Ciaramella, dated January 24, 2020	S-1/A	333-233985	01/27/2020	10.14

10.18+	Letter Agreement between Beam Therapeutics Inc. and Sravan K. Emany, dated December 2, 2024					X

10.19+	Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.16

10.20+	Form of Incentive Stock Option Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.17

10.21+	Form of Non-Statutory Stock Option Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.18

10.22+	Form of Non-Statutory Stock Option Agreement (Non-Employee Directors) under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.19

10.23+	Form of Restricted Stock Unit Award Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	10-K	001-39208	3/15/2021	10.25

10.24+	Form of Restricted Stock Award Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	10-K	001-39208	03/15/2021	10.26

10.25+	Amended and Restated Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan	10-K	001-39208	2/28/2022	10.27

10.26+	Beam Therapeutics Inc. 2019 Cash Incentive Plan	S-1/A	333-233985	01/27/2020	10.21

10.27+	Amended and Restated Beam Therapeutics Inc. Non-Employee Director Compensation Policy, dated April 1, 2024	10-Q	001-39208	05/07/2024	10.1

10.28	Lease Agreement between Beam Therapeutics Inc. and ARE-NC Region No. 14, LLC	10-Q	001-39208	08/12/2020	10.1

10.29	Amendment No. 1 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated April 14, 2020	10-K	001-39208	02/28/2022	10.31

10.30	Amendment No. 2 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated November 17, 2020	10-K	001-39208	02/28/2022	10.32

10.31	Amendment No. 3 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated August 24, 2021	10-K	001-39208	02/28/2022	10.33

10.32	Amendment No. 1 to Sales Agreement, dated July 7, 2021, by and between Beam Therapeutics Inc. and Jefferies LLC	8-K	001-39208	07/07/2021	1.1

10.33	Amendment No. 4 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated December 7, 2022	10-K	001-39208	02/28/2023	10.35

10.34+	Letter Agreement between Beam Therapeutics Inc. and Christine Bellon, dated January 24, 2020	10-Q	001-39208	5/10/2023	10.1

10.35+	Letter Agreement between Beam Therapeutics Inc. and Amy Simon, dated January 29, 2021	10-Q	001-39208	5/10/2023	10.2

10.36	Amendment No. 2 to Sales Agreement, dated May 10, 2023, by and between Beam Therapeutics Inc. and Jefferies LLC	8-K	001-39208	5/10/2023	1.1

10.37	First Amendment to Lease, between Beam Therapeutics Inc. and ARE-NC Region No. 14, LLC, dated June 23, 2022	10-K	001-39208	02/27/2024	10.39

10.38	Second Amendment to Lease, between Beam Therapeutics Inc. and ARE-NC Region No. 14, LLC, dated March 31, 2023	10-K	001-39208	02/27/2024	10.40

10.39	Third Amendment to Lease, between Beam Therapeutics Inc. and ARE-NC Region No.14, LLC, dated January 1, 2024	10-K	001-39208	02/27/2024	10.41

10.40+	Form of Addendum to Letter Agreement between Beam Therapeutics Inc. and each of John Evans, Giuseppe Ciaramella, Christine Bellon and Amy Simon	10-Q	001-39208	05/07/2024	10.2

10.41	Amendment to License Agreement between The Broad Institute, Inc. and Beam Therapeutics Inc., dated May 31, 2024	10-Q	001-39208	05/07/2024	10.3

10.42#	Amendment No. 4 to License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated December 1, 2024					X

10.43+	Letter Agreement between Beam Therapeutics Inc. and Terry-Ann Burrell, dated January 24, 2020	S-1/A	333-233985	01/27/2020	10.15

19.1	Insider Trading Policy					X

21.1	List of Subsidiaries of Beam Therapeutics Inc.	10-K	001-39208	2/28/2022	21.1

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Clawback Policy	10-K	001-39208	02/27/2024	97.1

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

BEAM THERAPEUTICS INC.

Date: February 25, 2025	By:	/s/ John Evans
John Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Evans	Chief Executive Officer and Director	February 25, 2025
John Evans	(Principal Executive Officer)

/s/ Sravan Emany	Chief Financial Officer	February 25, 2025
Sravan Emany	(Principal Financial Officer)

/s/ Bethany Cavanagh	Senior Vice President, Finance, and Treasurer	February 25, 2025
Bethany Cavanagh	(Principal Accounting Officer)

/s/ Graham Cooper	Director	February 25, 2025
Graham Cooper

/s/ Mark Fishman	Director	February 25, 2025
Mark Fishman, M.D.

/s/ Chirfi Guindo	Director	February 25, 2025
Chirfi Guindo

/s/ Carole Ho	Director	February 25, 2025
Carole Ho, M.D.

/s/ John Maraganore	Director	February 25, 2025
John Maraganore, Ph.D.

/s/ Christi Shaw	Director	February 25, 2025
Christi Shaw

/s/ Kathleen Walsh	Director	February 25, 2025
Kathleen Walsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Beam Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beam Therapeutics Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Research and Development Estimates – Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2024, the Company incurred $367.6 million of research and development expenses, including accrued liabilities of $14.7 million as of December 31, 2024. As disclosed in Note 2 to the financial statements, the Company expenses research and development costs, which include external costs relating to preclinical, clinical, and process development and manufacturing activities, as incurred. Research and development activities performed by service providers are accrued and expensed based upon estimates of the proportion of work completed over the term of the individual arrangements. Estimates are determined by reviewing vendor agreements and purchase orders, and through discussions with internal personnel and external service providers as to the progress or stage of completion of services and the agreed-upon fee to be paid for such services. Amounts paid to these third parties in excess of recognized expenses are recorded as prepaid costs.

We identified auditing the estimates of the extent of work performed by research and development service providers as a critical audit matter because of the level of management judgment required and volume of such estimates made by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to external research and development expenses included the following, among others:

•
We tested the design and effectiveness of controls over the estimation of accrued and prepaid research and development costs.
•
We tested the accuracy and completeness of the underlying data used in the estimates.
•
For a sample of service providers performing research and development activities, we performed the following:
o
Inspected the contracts and any amendments to the contracts with the service providers.
o
Evaluated the appropriateness of the method used by management to develop the estimates of the costs incurred to date.
o
Performed corroborating inquiries with the Company's research and development personnel and inspected information from the service providers, which may include the service providers’ estimate of the costs incurred to date, to evaluate the progress of the activity.
o
Inspected the evidence of payments to the service providers related to the research activities performed.

Revenue Recognition – Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2024, the Company recognized revenue of $63.5 million. As discussed in Note 2 to the consolidated financial statements, at inception, the Company determines whether contracts are within the scope of ASC 606, Revenue from Contracts with Customers, or ASC 606, or other topics. For contracts that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services. To achieve this core principle, the Company applies the following five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the performance obligation is satisfied. For performance obligations where revenue is recognized over time, the Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company generally recognizes revenue using the cost incurred to date as compared to the total estimated cost. The impact on revenue of changes in total estimated costs are recognized on a cumulative basis in the period that the change occurs. If estimates of the total cost change, or if contract amendments change the scope of the performance obligation, the required adjustments to revenue could be material.

We identified revenue recognition as a critical audit matter because of the judgments necessary for management to estimate total costs to satisfy the applicable performance obligation under the contract. This required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of total costs and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue included the following, among others:

•
We tested the effectiveness of internal controls over revenue recognition, including management’s controls over the estimates of total costs to satisfy the performance obligation.
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

We tested management’s estimate of the total cost of fulfilling the performance obligation, including retrospective reviews of the changes in such estimates over time.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 25, 2025

We have served as the Company’s auditor since 2018.

Beam Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$281,967	$435,895
Marketable securities	568,773	753,981
Prepaid expenses and other current assets	27,409	21,167
Total current assets	878,149	1,211,043
Property and equipment, net	111,412	124,960
Restricted cash	8,144	8,719
Operating lease right-of-use assets	104,865	112,846
Other assets	1,254	2,146
Total assets	$1,103,824	$1,459,714
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,871	$1,617
Accrued expenses and other current liabilities	47,468	111,664
Current portion of derivative liabilities	8,400	10,800
Current portion of deferred revenue	108,858	68,706
Current portion of lease liability	13,469	12,778
Total current liabilities	182,066	205,565
Long-term lease liability	147,956	159,911
Contingent consideration liabilities	1,131	2,723
Long-term portion of deferred revenue	33,218	109,888
Long-term portion of derivative liabilities	5,404	—
Other liabilities	504	298
Total liabilities	370,279	478,385
Commitments and contingencies (See Note 9, License agreements and Note 10, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 83,633,069 and 81,632,496 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	836	816
Additional paid-in capital	2,298,661	2,169,798
Accumulated other comprehensive (loss) income	679	604
Accumulated deficit	(1,566,631)	(1,189,889)
Total stockholders’ equity	733,545	981,329
Total liabilities and stockholders’ equity	$1,103,824	$1,459,714

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
License and collaboration revenue	$63,518	$377,709	$60,920
Operating expenses:
Research and development	367,561	437,381	311,594
General and administrative	111,525	116,813	87,805
Total operating expenses	479,086	554,194	399,399
Loss from operations	(415,568)	(176,485)	(338,479)
Other income (expense):
Change in fair value of derivative liabilities	2,272	7,500	23,900
Change in fair value of non-controlling equity investments	(14,093)	(18,592)	20,200
Change in fair value of contingent consideration liabilities	1,592	9,740	18,904
Interest and other income (expense), net	49,094	46,676	15,297
Total other income (expense)	38,865	45,324	78,301
Net loss before income taxes	(376,703)	(131,161)	(260,178)
Provision for income taxes	(39)	(1,366)	(3,410)
Loss from equity method investment	—	—	(25,500)
Net loss	$(376,742)	$(132,527)	$(289,088)
Unrealized gain (loss) on marketable securities	75	3,034	(2,380)
Comprehensive loss	$(376,667)	$(129,493)	$(291,468)
Net loss per common share, basic and diluted	$(4.58)	$(1.72)	$(4.13)
Weighted-average common shares outstanding, basic and diluted	82,313,008	77,151,771	70,015,305
The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	68,389,425	$684	$1,594,378	$(50)	$(768,274)	$826,738
Purchase of common stock under ESPP	70,073	—	3,075	—	—	3,075
Issuance of common stock from At-the-Market offering, net of issuance costs of $2.7 million	1,909,103	19	108,057	—	—	108,076
Vesting of restricted common stock	424,303	4	(4)	—	—	—
Stock-based compensation	—	—	84,321	—	—	84,321
Exercise of common stock options	484,435	5	2,727	—	—	2,732
Other comprehensive income (loss)	—	—	—	(2,380)	—	(2,380)
Net loss	—	—	—	—	(289,088)	(289,088)
Balance at December 31, 2022	71,277,339	$712	$1,792,554	$(2,430)	$(1,057,362)	$733,474
Purchase of common stock under ESPP	130,403	1	3,031	—	—	3,032
Issuance of common stock from At-the-Market offering, net of issuance costs of $6.1 million	6,952,703	70	235,868	—	—	235,938
Issuance of unregistered common shares in connection with license agreement	2,004,811	20	33,580	—	—	33,600
Vesting of restricted common stock	469,531	5	(5)	—	—	—
Stock-based compensation	—	—	98,647	—	—	98,647
Exercise of common stock options	797,709	8	6,123	—	—	6,131
Other comprehensive income (loss)	—	—	—	3,034	—	3,034
Net loss	—	—	—	—	(132,527)	(132,527)
Balance at December 31, 2023	81,632,496	$816	$2,169,798	$604	$(1,189,889)	$981,329
Purchase of common stock under ESPP	135,187	1	2,620	—	—	2,621
Vesting of restricted common stock	1,302,037	13	(13)	—	—	—
Stock-based compensation	—	—	120,662	—	—	120,662
Exercise of common stock options	563,349	6	5,594	—	—	5,600
Other comprehensive income (loss)	—	—	—	75	—	75
Net loss	—	—	—	—	(376,742)	(376,742)
Balance at December 31, 2024	83,633,069	$836	$2,298,661	$679	$(1,566,631)	$733,545

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(376,742)	$(132,527)	$(289,088)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from equity method investment	—	—	25,500
Depreciation and amortization	21,925	20,012	14,147
Amortization of investment discount (premiums)	(22,765)	(29,743)	(9,410)
Stock-based compensation expense	120,662	98,647	84,321
Amortization of operating lease right-of-use assets	9,668	9,519	8,430
Change in fair value of derivative liabilities	(2,272)	(7,500)	(23,900)
Change in fair value of contingent consideration liabilities	(1,592)	(9,740)	(18,904)
Change in fair value of non-controlling equity investments	14,093	18,592	(20,200)
Other	—	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,349)	(6,473)	(7,753)
Accounts payable	1,807	(7,578)	2,373
Accrued expenses and other liabilities	(57,685)	67,663	(16,933)
Operating lease liabilities	(12,951)	(10,168)	12,430
Collaboration receivable	—	(146)	300,000
Deferred revenue	(36,518)	(159,559)	(35,920)
Other long-term liabilities	473	(194)	(2,569)
Net cash provided by (used in) operating activities	(347,246)	(149,195)	22,527
Investing activities
Purchases of property and equipment	(8,946)	(33,732)	(48,951)
Purchases of marketable securities	(486,439)	(984,338)	(1,616,999)
Maturities of marketable securities	680,392	1,089,910	1,204,614
Net cash provided by (used in) investing activities	185,007	71,840	(461,336)
Financing activities
Proceeds from issuance of common shares, net of commissions	—	236,568	108,258
Proceeds from issuances of stock under ESPP	2,621	3,032	3,075
Payment of equity offering costs	—	(631)	(188)
Equipment financings, net	(485)	(2,252)	(2,287)
Proceeds from exercise of stock options	5,600	6,131	2,732
Proceeds from private stock issuance	—	33,600	—
Net cash provided by (used in) financing activities	7,736	276,448	111,590
Net change in cash, cash equivalents and restricted cash	(154,503)	199,093	(327,219)
Cash, cash equivalents and restricted cash—beginning of period	444,614	245,521	572,740
Cash, cash equivalents and restricted cash—end of period	$290,111	$444,614	$245,521

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated statements of cash flows (continued)

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$32	$160	$376

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$834	$1,403	$5,783
Operating lease liabilities arising from obtaining right-of-use assets	$(1,626)	$3,852	$41,050
Non-cash contribution of intellectual property to Orbital Therapeutics, Inc.	$—	$—	$25,500

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

The Company has entered into an at the market sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. There were no shares sold under the Sales Agreement during the year ended December 31, 2024. As of December 31, 2024, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by it.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.6 billion as of December 31, 2024. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of December 31, 2024 of $850.7 million will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, of the Financial Accounting Standards Board, or the FASB.

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, incremental borrowing rate used in the calculation of lease liabilities, research and development expenses, stock-based compensation, contingent consideration liabilities, success payments and other derivative liabilities, settlement payments and certain judgments regarding revenue recognition. Actual results could differ from these estimates.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$281,967	$435,895	$232,767
Restricted cash	8,144	8,719	12,754
Total cash, cash equivalents, and restricted cash	$290,111	$444,614	$245,521

Marketable debt securities

The Company classifies marketable debt securities as available-for-sale and includes such securities within marketable securities in the Company’s consolidated balance sheets. Available-for-sale securities consist of commercial paper, high-grade corporate notes, U.S. Treasury securities and government securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expensed over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in interest and other income (expense), net.

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

Guarantees and indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. For the years ended December 31, 2024, 2023 and 2022, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

There have been no changes to the valuation methods utilized during the years ended December 31, 2024 and 2023. The Company evaluates transfers between levels at the end of each reporting period.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or asset groups) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2024, 2023 and 2022.

Freestanding financial instruments and derivatives

Pursuant to a license agreement between the President and Fellows of Harvard College, or Harvard, and the Company, or the Harvard License Agreement, and a license agreement with The Broad Institute, Inc., or Broad Institute, and the Company, or the Broad License Agreement, (see Note 9), the Company is required to make success payments to Harvard and Broad Institute based the achievement of specified multiples of the initial weighted average value of the Company’s redeemable convertible Series A-1 Preferred Stock and the Company’s redeemable convertible Series A-2 Preferred Stock, or together the Series A Preferred, at specified valuation dates, payable in cash or Company common stock. Subsequent to the IPO, the amount of the success payments is based on the market value of Beam’s common stock. Pursuant to a settlement agreement between a research institution and the Company, in exchange for a release of claims in its favor, the Company agreed, among other things, to pay the research institution an upfront payment and to make additional payments contingent upon the development and commercialization of BEAM-102 and BEAM-302. These contingent payments consist of certain development, regulatory, and sales-based milestone payments, as well as 1% royalty through 2038. Any amounts due must be settled in cash.

The success and settlement payments are accounted for as derivatives under ASC 815, Derivatives and Hedging. The liabilities are recorded at fair value at each balance sheet date with all changes in value recognized in other income (expense), in the consolidated statement of operations and other comprehensive loss. The Company will continue to adjust the liabilities for changes in fair value until the earlier of the achievement or expiration of the obligations. To determine the estimated fair value of the success payments, the Company used a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the value of the Series A Preferred, prior to the IPO, and the value of the Company’s common stock, subsequent to the IPO.

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

The Company is required to pay fees for operating expenses in addition to monthly base rent for certain operating leases (non-lease components). The Company has elected the practical expedient which allows non-lease components to be combined with lease components for all current asset classes. Variable lease payments are not included within the lease right-of-use asset and lease liability on the consolidated balance sheet, and instead are reflected as expense in the period they are incurred.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment and is discussed in further detail for each of the Company’s license and collaboration agreements in Note 10.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. Determining the standalone selling price requires significant judgment and is discussed in further detail for each of the Company’s license and collaboration agreements in Note 10.

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

Licenses of intellectual property, or IP: If the license to the Company’s IP is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the licenses. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company generally recognizes revenue using the cost incurred to date as compared to the total estimated cost. The impact on revenue of changes in total estimated costs are recognized on a cumulative basis in the period that the change occurs. If estimates of the total cost change, or if contract amendments change the scope of the performance obligation, the required adjustments to revenue could be material. Determining the revenue recognition of IP licenses requires significant judgment and is discussed in further detail for each of the Company’s license and collaboration agreements in Notes 9 and 10.

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

The changes in the total deferred revenue for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Beginning balance	$178,594	$338,153
Additions to deferred revenue from license agreements	—	—
Amounts recognized in revenue	(36,518)	(159,559)
Ending balance	$142,076	$178,594

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

Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders was the same as basic net loss per share attributable to common stockholders, since dilutive common shares were not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2024, 2023 and 2022.

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

At December 31, 2024, the Company accounted for its investment in Orbital under the equity method of accounting. The Company has no carrying value related to this investment as of December 31, 2024 or 2023. Refer to Note 10 for further details.

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The Company adopted the ASU as of and for the period ended December 31, 2024 and the required disclosures are included in Note 17, Segment Data.

Recently announced accounting pronouncements

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

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Leasehold improvements	$101,195	$100,186
Lab equipment	71,788	61,674
Furniture and fixtures	4,836	4,836
Computer equipment	3,170	3,163
Construction in process	2,530	5,283
Total property and equipment	183,519	175,142
Less accumulated depreciation	(72,107)	(50,182)
Property and equipment, net	$111,412	$124,960

The following table summarizes depreciation expense incurred (in thousands):

	Years Ended December 31,
	2024	2023	2022
Depreciation expense	$21,925	$20,012	$14,097

4. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities, equity securities of Verve Therapeutics, Inc., or Verve, and Prime Medicine, Inc., or Prime, contingent consideration liabilities related to the Agreement and Plan of Merger, dated February 23, 2021, between the Company and Guide, or the Guide Merger Agreement, success payment derivative liabilities pursuant to the Harvard and Broad License Agreements and settlement payment derivative liabilities associated with a settlement agreement with a research institution.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2024 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$281,786	$281,786	$281,786	$—	$—
Commercial paper	—	—	—	—	—
Marketable securities:
Commercial paper	181,296	181,296	—	181,296	—
Corporate notes	100,165	100,165	—	100,165	—
U.S. Treasury securities	164,770	164,770	—	164,770	—
U.S. Government securities	114,761	114,761	—	114,761	—
Corporate equity securities	7,781	7,781	7,781	—	—
Total assets	$850,559	$850,559	$289,567	$560,992	$—

Liabilities
Success payment liability – Harvard	$3,900	$3,900	$—	$—	$3,900
Success payment liability – Broad Institute	4,500	4,500	—	—	4,500
Derivative settlement liability	5,404	5,404	—	—	5,404
Contingent consideration liability – Technology	496	496	—	—	496
Contingent consideration liability – Product	635	635	—	—	635
Total liabilities	$14,935	$14,935	$—	$—	$14,935

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

During the years ended December 31, 2024 and 2023, the Company held an investment in Verve consisting of shares of Verve’s common stock. As of December 31, 2024, the Company owned 546,970 shares of Verve's common stock, the value of which is included in marketable securities in the consolidated balance sheet. The Company recorded the investment at fair value of $3.1 million and $7.6 million as of December 31, 2024 and 2023, respectively. The Company recognized $4.5 million and $3.0 million of other expense during the years ended December 31, 2024 and 2023, respectively, associated with changes in the fair value of Verve's common stock.

In October 2022, Prime completed an initial public offering of its common stock. As of December 31, 2024 and 2023, the Company owned 1,608,337 shares of Prime's common stock valued at $4.7 million and $14.2 million, respectively. The Company recognized $9.6 million and $15.6 million of other expense during the years ended December 31, 2024 and 2023, respectively, associated with changes in the fair value of Prime's common stock.

The following table summarizes other income (expense) incurred due to changes in the fair value of corporate equity securities held (in thousands):

	Years Ended December 31,
	2024	2023	2022
Other income (expense)	$(14,093)	$(18,592)	$20,200

Success Payment Liability – As discussed further in Note 9, the Company is required to make payments to Harvard and Broad Institute based upon the achievement of specified multiples of the initial weighted average value of the Company’s Series A Preferred or, subsequent to the IPO, the market value of the Company's common stock, at specified valuation dates. The Company’s liability for the share-based success payments under the Harvard and Broad License Agreements are carried at fair value. To determine the estimated fair value of the success payment liability, the Company uses a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables.

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Fair value of common stock (per share)	$24.80	$27.22	$24.80	$27.22
Expected volatility	78%	80%	81%	79%
Expected term (years)	0.03-4.49	0.06-5.49	0.03-5.36	0.06-6.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Year Ended December 31, 2024
	Harvard	Broad Institute	Total
Balance at December 31, 2022	$9,000	$9,300	$18,300
Change in fair value	(3,800)	(3,700)	(7,500)
Balance at December 31, 2023	$5,200	$5,600	$10,800
Change in fair value	(1,300)	(1,100)	(2,400)
Balance at December 31, 2024	$3,900	$4,500	$8,400

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

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

	Technology Milestones		Product Milestones
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Discount Rate	10.00%	10.00%	10.00%	10.00%
Probability of Achievement	2%	2-5%	1-2%	1-2%
Projected Year of Achievement	2026	2025	2028-2034	2025-2031

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	Year Ended December 31, 2024
	Technology Milestones	Product Milestones	Total
Balance at December 31, 2022	$6,025	$6,438	$12,463
Change in fair value	(4,654)	(5,086)	(9,740)
Balance at December 31, 2023	$1,371	$1,352	$2,723
Change in fair value	(875)	(717)	(1,592)
Balance at December 31, 2024	$496	$635	$1,131

Derivative settlement liability – On July 19, 2024, the Company entered into a settlement agreement with a research institution pursuant to which, in exchange for a release of claims in its favor, the Company agreed, among other things, to pay the research institution an upfront payment of $15.0 million and to make additional payments contingent upon the development and commercialization of BEAM-102 and BEAM-302. These contingent payments consist of certain development, regulatory, and sales-based milestone payments, as well as a 1% royalty through 2038. Any amounts due must be settled in cash. The maximum amount of development and regulatory milestone payments under the settlement agreement is $15.0 million, and the maximum amount of sales milestone payments is $35 million, per program. The Company paid the $15.0 million upfront payment during the 12 months ended December 31, 2024. There was no material charge related to this settlement in the year ended December 31, 2024 as the settlement value was substantially accrued in prior periods.

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

The following assumptions were incorporated in the calculation of the fair value of the derivative settlement liability:

Milestones
December 31, 2024
Discount rate	10.00%
Probability of achievement of settlement payments	3%-44%
Projected Year of achievement of settlement payments	2027-2038

The following table reconciles the change in fair value of the derivative liability based on level 3 inputs (in thousands):

Year Ended December 31, 2024
Total
Balance at December 31, 2023	$—
Initial recognition of derivative liability	5,276
Change in fair value	128
Balance at December 31, 2024	$5,404

5. Marketable securities

The following table summarizes the Company’s marketable securities held at December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$181,095	$210	$(9)	$181,296
Corporate notes	100,175	103	(113)	100,165
U.S. Treasury securities	164,491	289	(10)	164,770
U.S. Government securities	114,552	235	(26)	114,761
Corporate equity securities	7,781	—	—	7,781
Total	$568,094	$837	$(158)	$568,773

The following table summarizes the Company’s marketable securities held at December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$285,054	$250	$(15)	$285,289
Corporate notes	23,462	63	—	23,525
U.S. Treasury securities	151,805	436	(94)	152,147
U.S. Government securities	271,181	328	(364)	271,145
Corporate equity securities	21,875	—	—	21,875
Total	$753,377	$1,077	$(473)	$753,981

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2024 and 2023, the balance in accumulated other comprehensive (loss) income was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the years ended December 31, 2024, 2023 and 2022 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The contractual maturity dates of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued contingent obligation	$—	$43,280
Employee compensation and related benefits	21,572	21,774
Research costs	11,179	9,804
Process development and manufacturing costs	3,525	4,697
Professional fees	3,381	3,468
Other	7,811	28,641
Total	$47,468	$111,664

7. Leases

Operating leases

The Company’s operating leases are as follows:

•
A February 2018 lease for office and laboratory space as amended, which commenced in March 2018 and terminates in September 2029. The lease is subject to fixed-rate rent escalations and provided for $6.1 million in tenant improvements allowances and a term extension option.
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
•
An August 2020 lease for a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina. Construction of the manufacturing facility began in 2020 and the Company began making rent payments in the fourth quarter of 2022. The lease will terminate 15 years from the rent commencement date, December 2022. The lease is subject to fixed-rate rent escalations and provides for $20.0 million in tenant improvements and the option to extend the lease for two terms of five years each, which were not reasonably certain of exercise as of December 31, 2024.

The following table summarizes operating lease costs as well as sublease income (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease costs	$21,649	$22,063	$19,536
Variable lease costs	6,295	5,777	4,364
Short-term lease costs	9,000	9,000	307
Sublease income	—	—	(1,319)
Total	$36,944	$36,840	$22,888

The following table summarizes the lease term and discount rate for operating leases:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	9.5	10.3
Weighted-average discount rate	7.3%	7.6%

The following table summarizes the lease costs included in the measurement of lease liabilities (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating cash flows used for operating leases	$24,981	$22,603	$19,052
Operating lease liabilities arising from obtaining ROU assets	(1,626)	3,852	41,050

At December 31, 2024, the future maturity of the Company’s operating leases for each of the next five years and total thereafter were as follows (in thousands):

2025	$24,360
2026	22,526
2027	23,157
2028	23,374
2029	22,147
Thereafter	112,167
Undiscounted lease payments	227,731
Less: imputed interest	(66,306)
Total operating lease liabilities	$161,425

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

Details of the restructuring liability activity for the Company's workforce reductions for the year ended December 31, 2024 as recorded in accrued expenses and other current liabilities in the consolidated balance sheet are as follows:

Amount
Accrued restructuring balance at December 31, 2022	$—
Expenses incurred	6,494
Payments	(1,999)
Accrued restructuring balance at December 31, 2023	$4,495
Payments	(4,495)
Accrued restructuring balance at December 31, 2024	$—

9. License agreements

The Company has various license agreements related to technology used in its research and development activities. The license agreements may include up-front payments, option fees, ongoing maintenance fees, sublicense fees, royalty-based payments, milestone payments, success-based payments, and other payments. Option fees, when applicable, are recognized when exercised, maintenance fees, sublicense fees, and other payments are recorded as incurred based on the estimated amounts due or that will ultimately be paid. Contingent payments that are not required to be accounted for as a derivative are recognized as incurred. As the success-based payments due under the Company’s license arrangements are derivatives, the change in the fair value of the success-based payments are recognized in a separate line item in the statement of operations and comprehensive loss, as discussed further below. The total contingent obligations and non-royalty sublicense fees included in research and development expenses in the statement of operations and comprehensive loss were $3.2 million, $43.5 million, and $2.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	December 31, 2024	December 31, 2023
Harvard success payment liability	$3,900	$5,200

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Years Ended December 31,
	2024	2023	2022
Change in fair value of Harvard success payment liability	$(1,300)	$(3,800)	$(12,000)

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of December 31, 2024, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	December 31,
	2024	2023
Broad Institute success payment liability	$4,500	$5,600

The following table summarizes the expense resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Years Ended December 31,
	2024	2023	2022
Change in fair value of Broad Institute success payment liability	$(1,100)	$(3,700)	$(11,900)

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

10. Collaboration and license agreements

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

The Company recognized revenue for the performance obligation at a point-in-time in October 2023 as all requirements related to the performance obligation have been completed. Any consideration received related to Lilly’s optional purchase of the Company’s research and development services will be accounted for as a separate contract if and when the option is exercised in accordance with ASC 606. During the year ended December 31, 2024 the Company recognized $25.0 million in revenue related to the achievement of certain clinical, regulatory and alliance events. During the year ended 2023 the Company recognized $216.4 million of revenue related to the Lilly Agreement. As of December 31, 2024, there was no deferred revenue related to the Lilly Agreement.

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

The Company concluded that the research and exploitation licenses are not distinct from the other promises in the Orbital Agreement, and as such the Company determined that the licenses combined with the research and development services, know-how transfers, committee participation and materials transfer represent a performance obligation. The Company recognizes revenue associated with the Orbital performance obligation over time as it is satisfied during the term of the agreement, which is three years. The Company recognized $8.5 million of revenue during the years ended December 31, 2024 and 2023, respectively, and $2.1 million of revenue during the year ended December 31, 2022. As of December 31, 2024, there was $6.4 million of current deferred revenue related to the Orbital Agreement.

Beam does not have a controlling financial interest in Orbital as Beam does not have the power to direct the activities of Orbital. The Company has significant influence over Orbital through its noncontrolling representation on Orbital’s board of directors and the Company’s equity interest in Orbital. Accordingly, the Company does not consolidate the financial statements of Orbital and accounts for its investment using the equity method of accounting. As of the closing date in September 2022, the fair value of the Company’s investment in Orbital was $25.5 million. The fair value of the Orbital common stock was determined by management with the assistance of a third-party valuation specialist. In determining the fair value of the Company’s investment, the valuation specialist used an option pricing model backsolve approach based on Orbital's most recent funding of preferred stock. The valuation requires the input of certain subjective assumptions. The key assumptions used in the option pricing model, which are level 3 inputs, include the anticipated holding period to an exit and liquidity event, the volatility of market participants (68%) and the discount for lack of marketability (43%). At the date of the investment, a basis difference was identified as the carrying value of the Company’s investment in Orbital exceeded the Company’s proportionate share of the underlying net assets in Orbital. The Company concluded that the basis difference was primarily attributable to Orbital’s IPR&D assets. As Orbital did not meet the definition of a business due to substantially all of the estimated fair value of the gross assets being concentrated in the group of similar IPR&D assets, the basis difference attributable to the IPR&D with no alternative future use was immediately expensed as of the date of the investment. The Company’s proportionate share of the basis difference exceeded its carrying value of the equity method investment in Orbital and the equity investment balance was reduced to zero. There is no commitment for the Company to provide financial support to Orbital. The Company recognized a loss of $25.5 million in association with the basis difference charge in the Company’s consolidated statements of operations for the year ended December 31, 2022 and did not recognize a gain or loss from the equity method investment for the years ended December 31, 2024 and 2023.

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

The Company recognizes revenue for each performance obligation as it is satisfied during the term of the agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which includes each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue is recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligation. The impact on revenue of changes in total estimated costs are recognized on a cumulative basis in the period that the change occurs. If estimates of the total cost change, or if contract amendments change the scope of the performance obligation, the required adjustments to revenue could be material. The Company recognized $8.4 million, $134.3 million and $48.2 million of revenue under the Pfizer Agreement, during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $88.5 million and $20.6 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement.

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

For up to forty-two months following the effective date of the Sana Agreement, Sana has the option to select up to a cumulative total of two additional CAR antigen targets or PSC product types for an additional fee of $15.0 million per additional CAR antigen target and additional PSC product type, or the Option Rights, for an aggregate potential additional consideration of $30.0 million. Further, for up to thirty months following the effective date of the Sana Agreement, Sana has a one-time right to substitute, in the aggregate, either one CAR antigen target or one PSC product type at no additional cost, or the Replacement Right. Sana may also select a specified number of additional or replacement genetic targets for each PSC product type at any time prior to the third anniversary of the effective date at no additional cost, or the Genetic Target Nomination Rights. Sana may terminate the Sana Agreement for convenience prior to the first commercial sale of any licensed product by providing 90 days’ prior written notice or upon 180 days’ prior written notice after first commercial sale.

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

The Company recognized $2.0 million of revenue under the Sana Agreement during the year ended December 31, 2024 and $1.8 million of revenue under the Sana Agreement during the year ended December 31, 2023. The Company did not recognize any revenue under the Sana Agreement for the year ended December 31, 2022.

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

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total budgeted costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. For the years ended December 31, 2024, 2023, and 2022, the Company recognized $19.7 million, $16.4 million and $10.6 million of revenue, respectively, related to the Apellis Agreement. As of December 31, 2024, there is $14.0 million and $12.6 million of current and long-term deferred revenue, respectively, related to the Apellis Agreement.

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

The Company also purchased shares of Verve's Series A preferred stock during the year ended December 31, 2020. During June 2021, Verve completed an initial public offering of its common stock. In connection with Verve’s initial public offering, Verve effected a one-for-9.2592 reverse stock split and also converted all shares of its preferred stock into shares of common stock. As of December 31, 2024, the Company owned 546,970 shares of Verve's common stock valued at $3.1 million.

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

The Company did not recognize any revenue under the Verve Agreement during the year ended December 31, 2024 and has no remaining deferred revenue related to the Verve Agreement as of December 31, 2024. For each of the years ended December 31, 2023 and 2022, the Company recognized approximately $0.4 million and less than $0.1 million of license revenue, respectively.

11. Common stock

The Company has entered into the Sales Agreement with Jefferies pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of December 31, 2024, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by it.

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

As of December 31, 2024, the Company had 13,773,507 shares reserved and 1,591,110 shares available for future issuance under the 2019 Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Research and development	$73,523	$57,812	$52,004
General and administrative	47,139	40,835	32,317
Total stock-based compensation expense	$120,662	$98,647	$84,321

Stock options

The assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Years Ended December 31,
	2024	2023	2022
Expected volatility	76.2%-78.5%	76.3-78.8%	74.8-77.3%
Weighted-average risk-free interest rate	4.02%	3.73%	2.27%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	6.02	6.03	6.08

The following table provides a summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (1) (in thousands)
Outstanding at December 31, 2023	8,276,033	$42.59	7.2	$51,653
Granted	2,678,145	24.80
Exercised	(563,349)	9.94
Forfeited	(785,287)	53.82
Outstanding at December 31, 2024	9,605,542	38.62	7.1	37,182
Exercisable as of December 31, 2024	5,896,483	$40.70	6.2	$36,102

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing price of the common stock for the options that were in the money as of December 31, 2024 and 2023.

The Company has granted stock options to certain employees to purchase shares of common stock that contain certain performance-based vesting criteria, primarily related to the achievement of certain development milestones related to editing applications, and the closing price of the Company’s common stock following an IPO. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones. The expense related to performance-based options was immaterial for the years ended December 31, 2024, 2023 and 2022.

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2024, 2023 and 2022, was $17.13, $27.88 and $40.86, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $10.7 million, $20.0 million and $23.4 million, respectively. The weighted-average exercise price of stock options exercised for the years ended December 31, 2024, 2023 and 2022 was $9.94, $7.69 and $5.64, respectively.

As of December 31, 2024, there was $86.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Restricted stock

The Company issued shares of restricted common stock during the years ended December 31, 2024, 2023 and 2022, which consisted only of restricted stock units. Restricted common stock issued generally vests over a period of two to four years.

Generally, if the holders of restricted stock units cease to have a business relationship with the Company, any unvested restricted stock units will be cancelled.

The following summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2023	2,927,152	$40.89
Issued	1,233,688	31.05
Vested	(1,302,037)	39.80
Forfeited	(281,948)	38.58
Unvested as of December 31, 2024	2,576,855	$36.98

The aggregate fair value of restricted shares that vested during the years ended December 31, 2024, 2023 and 2022 was $35.6 million, $13.8 million and $53.1 million, respectively.

At December 31, 2024, there was approximately $68.4 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 2.4 years.

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

The Company uses the straight-line attribution approach to record the expense over the offering period. Stock-based compensation expense related to the ESPP for the years ended December 31, 2024, 2023 and 2022 was $1.3 million, $1.3 million and $1.5 million, respectively.

The Company issued 135,187, 130,403 and 70,073 shares under the ESPP during the years ended December 31, 2024, 2023 and 2022 respectively. As of December 31, 2024, the Company had 2,928,706 shares available for issuance under the ESPP.

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

	As of December 31,
	2024	2023	2022
Unvested restricted stock	2,576,855	2,927,152	1,692,819
Outstanding options to purchase common stock	9,605,542	8,276,033	7,548,392
ESPP	73,399	73,415	45,906
Total	12,255,796	11,276,600	9,287,117

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(376,742)	$(132,527)	$(289,088)
Denominator:
Weighted average common shares outstanding, basic and diluted	82,313,008	77,151,771	70,015,305
Net loss per common share, basic and diluted	$(4.58)	$(1.72)	$(4.13)

14. Income taxes

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	As of December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	7.0	13.3	7.4
Research and development tax credits	4.7	18.0	4.2
Nondeductible/ nontaxable permanent items	(1.6)	(2.5)	(1.8)
Change in valuation allowance	(31.1)	(50.9)	(32.0)
Total	0.0%	-1.1%	-1.2%

The components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$48,954	$3,959
Research and development tax credits	87,554	56,759
Accrued expenses and other	12,868	17,386
Deferred revenue	38,815	48,792
Derivative liabilities	3,771	2,951
Equity compensation	21,218	20,587
Amortization	30,508	30,917
Capitalized Research	180,954	137,721
Lease liability	44,096	47,179
Total deferred tax assets	468,738	366,251
ROU asset	(28,649)	(30,830)
Property and equipment	(267)	(649)
Other	(1,563)	(5,415)
Less: valuation allowance	(438,259)	(329,357)
Total	$—	$—

For the years ended December 31, 2024, 2023 and 2022, the Company recorded a current tax provision of less than $0.1 million, $1.4 million and $3.4 million of income tax expense, respectively, which reflects that Company generated taxable income that was not fully offset by the use of net operating loss carryforwards and tax credits. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets and has determined that it is not more likely than not that the Company will recognize the benefits of the deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2024 and 2023. The valuation allowance increased by $108.9 million in 2024 due to the increase in deferred tax assets, primarily due to increased capitalization of research and development expenditures in 2024. The valuation allowance increased by $75.0 million in 2023.

Additionally, Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit a corporation’s ability to utilize tax attributes to the extent the corporation experiences an “ownership change,” generally defined as a greater than 50 percentage point change in ownership, measured by value, among 5% or greater shareholders over a rolling three-year testing period. To the extent a corporation experiences an ownership change, utilization of pre-ownership change tax attributes (e.g., net operating losses and general business tax credits) to offset post-ownership change taxable income or taxes, is subject to an annual limitation, generally calculated as the pre-ownership change equity value of the corporation, subject to certain prescribed adjustments, multiplied by the long-term tax exempt rate published monthly by the Internal Revenue Service. The Company completed a Section 382 study as of December 31, 2024, and determined that no historical ownership changes occurred since December 2021. The Company may experience ownership changes in the future as a result of shifts in stock ownership.

As of December 31, 2024 and 2023, the Company had $181.5 million of federal net operating loss carryforwards compared to $16.6 million as of December 31, 2023. Additionally, as of December 31, 2024, the Company had $61.7 million of federal and $32.7 million of Massachusetts tax credits that expire starting in 2043 and 2038, respectively. As of December 31, 2023, the Company had $41.3 million of federal and $19.5 million of Massachusetts tax credits that expire starting in 2042 and 2037.

As of December 31, 2024, and 2023, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company filed income tax returns in the United States and the Commonwealth of Massachusetts in all tax years since inception. Tax years beginning in 2021 remain open to examination in these jurisdictions, as carryforward attributes generated in past years may be adjusted in a future period. The IRS has not made any assessments as of December 31, 2024.

15. Related party transactions

Orbital

As described in Note 10, the Company has significant influence over, but does not control, Orbital through its noncontrolling representation on Orbital's board of directors and the Company’s equity interest in Orbital. The Company and Orbital are also parties to a collaboration and license agreement and have multiple common board members.

Founders

For the years ended December 31, 2024, 2023 and 2022, the Company made payments of $0.3 million, $0.4 million and $0.4 million, respectively, to its three founder shareholders for scientific consulting and other expenses.

16. Employee benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Beginning January 1, 2020, the Company made matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation. The Company made matching contributions of $2.3 million, $2.5 million, and $2.0 million for the years ended December 31, 2024, 2023, and 2022 respectively.

17. Segment Data

The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker, or CODM, to analyze financial performance, make decisions, and allocate resources. The Company’s CODM is John Evans, its Chief Executive Officer. The Company manages its operations as a single operating and reportable segment and the measure of segment profit or loss is consolidated net income (loss). The CODM uses net income (loss) in the budget and forecasting process and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.

The internal reporting of significant segment expenses is based on the functional classification. External expenses include costs from external manufacturing, clinical and research organizations, supply chain and logistics costs, consultants, and other vendors. Employee related expenses include, employee salaries and benefits costs, employee meal, travel and entertainment spend, along with payroll related taxes and other similar items. These functional costs exclude stock-based compensation, facility and information technology costs, depreciation and amortization, and other segment items.

The table below provides information about the Company’s segment, including significant expenses, other segment items, certain other segment expenses, and a reconciliation to net income (loss):

	Years Ended December 31,
	2024	2023	2022
License and collaboration revenue	$63,518	$377,709	$60,920
Research and development expenses
External research and development expenses*	115,189	155,063	112,380
Employee related expenses*	98,796	109,878	89,547
General and administrative expenses
External general and administrative expenses*	25,115	40,016	25,885
Employee related expenses*	34,822	31,305	28,105
Facility and information technology related expenses*	55,911	53,804	41,448
Depreciation and amortization	21,925	20,012	14,147
Stock-based compensation	120,662	98,647	84,321
Interest and other income	(49,094)	(46,676)	(15,297)
Income tax expense	39	1,366	3,410
Other segment items	16,895	46,821	(33,938)
Net income (loss)	$(376,742)	$(132,527)	$(289,088)

* Denotes significant segment expense

Other Segment Items includes:

•
Change in fair value of derivative liabilities
•
Change in fair value of non-controlling equity investments
•
Change in fair value of contingent consideration liabilities
•
Loss from equity method investment
•
Milestone expense
•
License and Sublicenses fees