Form 10-Q
period 2025-03-31
Beam Therapeutics Inc.
filed 2025-05-06
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of registrant’s common stock outstanding as of April 29, 2025 was 100,557,094.

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
•
our estimates regarding the period over which we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements; and
•
the impact on our business of macro-economic conditions, as well as the prevailing level of macro-economic, business, and operational uncertainty, including as a result of geopolitical events, the imposition of new or revised global trade tariffs or other global or regional events.

All of these statements are subject to known and unknown important risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Summary” and “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or the 2024 Form 10-K. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

When we use the terms “Beam,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q, we mean Beam Therapeutics Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$527,907	$281,967
Marketable securities	692,045	568,773
Prepaid expenses and other current assets	27,662	27,409
Total current assets	1,247,614	878,149
Property and equipment, net	109,569	111,412
Restricted cash	6,610	8,144
Operating lease right-of-use assets	102,216	104,865
Other assets	911	1,254
Total assets	$1,466,920	$1,103,824
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,699	$3,871
Accrued expenses and other current liabilities	30,233	47,468
Current portion of derivative liabilities	5,200	8,400
Current portion of deferred revenue	85,204	108,858
Current portion of lease liability	13,210	13,469
Total current liabilities	141,546	182,066
Long-term lease liability	144,919	147,956
Contingent consideration liabilities	1,158	1,131
Long-term portion of deferred revenue	49,403	33,218
Long-term portion of derivative liabilities	6,344	5,404
Other liabilities	414	504
Total liabilities	343,784	370,279
Commitments and contingencies (See Note 7, License agreements and Note 8, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 100,557,094 and 83,633,069 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,006	836
Additional paid-in capital	2,797,871	2,298,661
Accumulated other comprehensive (loss) income	160	679
Accumulated deficit	(1,675,901)	(1,566,631)
Total stockholders’ equity	1,123,136	733,545
Total liabilities and stockholders’ equity	$1,466,920	$1,103,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
License and collaboration revenue	$7,470	$7,410
Operating expenses:
Research and development	98,816	84,818
General and administrative	27,940	26,724
Total operating expenses	126,756	111,542
Loss from operations	(119,286)	(104,132)
Other income (expense):
Change in fair value of derivative liabilities	2,260	(2,900)
Change in fair value of non-controlling equity investments	(2,081)	(3,353)
Change in fair value of contingent consideration liabilities	(27)	(133)
Interest and other income (expense), net	9,864	11,849
Total other income (expense)	10,016	5,463
Net loss	$(109,270)	$(98,669)
Unrealized gain (loss) on marketable securities	(519)	(1,525)
Comprehensive loss	$(109,789)	$(100,194)
Net loss per common share, basic and diluted	$(1.24)	$(1.21)
Weighted-average common shares outstanding, basic and diluted	87,975,311	81,698,633

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

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	83,633,069	$836	$2,298,661	$679	$(1,566,631)	$733,545
Purchase of common stock under ESPP	90,436	1	1,500	—	—	1,501
Issuance of common stock and pre-funded warrants, net of issuance costs of $30.8 million	16,151,686	162	470,316	—	—	470,478
Vesting of restricted common stock	607,196	6	(6)	—	—	—
Stock-based compensation	—	—	26,682	—	—	26,682
Exercise of common stock options	74,707	1	718	—	—	719
Other comprehensive income (loss)	—	—	—	(519)	—	(519)
Net loss	—	—	—	—	(109,270)	(109,270)
Balance at March 31, 2025	100,557,094	$1,006	$2,797,871	$160	$(1,675,901)	$1,123,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(109,270)	$(98,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,528	5,431
Amortization of investment discount (premiums)	(3,849)	(6,576)
Stock-based compensation expense	26,682	29,281
Change in operating lease right-of-use assets	2,649	2,361
Change in fair value of derivative liabilities	(2,260)	2,900
Change in fair value of contingent consideration liabilities	27	133
Change in fair value of non-controlling equity investments	2,081	3,353
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	49	(5,532)
Accounts payable	3,793	1,285
Accrued expenses and other liabilities	(18,458)	(24,275)
Operating lease liabilities	(3,297)	(3,108)
Deferred revenue	(7,470)	(6,910)
Other long-term liabilities	(89)	579
Net cash provided by (used in) operating activities	(103,884)	(99,747)
Investing activities
Purchases of property and equipment	(3,065)	(2,438)
Purchases of marketable securities	(339,169)	(195,241)
Maturities of marketable securities	217,145	144,215
Net cash provided by (used in) investing activities	(125,089)	(53,464)
Financing activities
Proceeds from issuance of common shares and pre-funded warrants, net of issuance costs	471,159	—
Proceeds from issuances of stock under ESPP	1,501	1,398
Repayment of equipment financings	—	(177)
Proceeds from exercise of stock options	719	1,676
Net cash provided by (used in) financing activities	473,379	2,897

Net change in cash, cash equivalents and restricted cash	244,406	(150,314)
Cash, cash equivalents and restricted cash—beginning of period	290,111	444,614
Cash, cash equivalents and restricted cash—end of period	$534,517	$294,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$14

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$1,455	$358
Equity issuance costs in accounts payable and accrued expenses	$641	$—
Operating lease liabilities arising from obtaining right-of-use assets	$—	$(1,523)

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

In March 2025, the Company closed an underwritten public offering of 16,151,686 shares of common stock at a public offering price of $28.48 per share and pre-funded warrants to purchase 1,404,988 shares of common stock at a purchase price of $28.47 per pre-funded warrant for aggregate net proceeds of $471.2 million, after deducting underwriting discounts, commissions and approximately $0.8 million related to legal, accounting and other fees in connection with the offering. Refer to Note 9 for further information.

The Company has entered into an at the market sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of March 31, 2025, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by the Company. There were no shares sold under the Sales Agreement during the three months ended March 31, 2025.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.7 billion as of March 31, 2025. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of March 31, 2025 of $1.2 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on February 25, 2025, or the 2024 Form 10-K. Since the date of those financial statements, except as set forth below under “Warrants,” there have been no material changes to the Company's significant accounting policies.

Warrants

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification, or ASC, No.

480, Distinguishing Liabilities from Equity, or ASC 480, and ASC No. 815, Derivatives and Hedging, or ASC 815. The assessment considers whether the warrants are freestanding financial instruments, whether the warrants meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and remeasured each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss in the accompanying consolidated statements of operations and comprehensive loss.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosure of specified information about certain costs and expenses in the footnotes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026 and is applicable to the Company’s fiscal year beginning January 1, 2027, with early application permitted. The Company has not early adopted this ASU and is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$527,907	$287,848
Restricted cash	6,610	6,452
Total cash, cash equivalents, and restricted cash	$534,517	$294,300

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements	$101,216	$101,195
Lab equipment	74,013	71,788
Furniture and fixtures	4,836	4,836
Computer equipment	3,170	3,170
Construction in process	3,969	2,530
Total property and equipment	187,204	183,519
Less accumulated depreciation	(77,635)	(72,107)
Property and equipment, net	$109,569	$111,412

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation expense	$5,528	$5,431

4. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities, corporate equity securities of Verve Therapeutics, Inc., or Verve, and Prime Medicine, Inc., or Prime, contingent consideration liabilities related to acquisitions, success payment derivative liabilities pursuant to the license agreement, or the Harvard License Agreement, between President and Fellows of Harvard University, or Harvard, and the Company, the license agreement, or the Broad License Agreement, between The Broad Institute, Inc., or Broad Institute, and the Company, and settlement payment derivative liabilities associated with a settlement agreement between the Company and a research institution.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at March 31, 2025 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$383,309	$383,309	$383,309	$—	$—
Commercial paper	144,598	144,598	—	144,598	—
Marketable securities:
Commercial paper	303,312	303,312	—	303,312	—
Corporate notes	149,826	149,826	—	149,826	—
U.S. Treasury securities	170,867	170,867	—	170,867	—
U.S. Government securities	62,340	62,340	—	62,340	—
Corporate equity securities	5,700	5,700	5,700	—	—
Total assets	$1,219,952	$1,219,952	$389,009	$830,943	$—

Liabilities
Success payment liability – Harvard	$2,300	$2,300	$—	$—	$2,300
Success payment liability – Broad Institute	2,900	2,900	—	—	2,900
Derivative settlement liability	6,344	6,344	—	—	6,344
Contingent consideration liability – Technology	508	508	—	—	508
Contingent consideration liability – Product	650	650	—	—	650
Total liabilities	$12,702	$12,702	$—	$—	$12,702

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2024 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$281,786	281,786	$281,786	$—	$—
Marketable securities:
Commercial paper	181,296	181,296	—	181,296	—
Corporate notes	100,165	100,165	—	100,165	—
U.S. Treasury securities	164,770	164,770	—	164,770	—
U.S. Government securities	114,761	114,761	—	114,761	—
Corporate equity securities	7,781	7,781	7,781	—	—
Total assets	$850,559	$850,559	$289,567	$560,992	$—

Liabilities
Success payment liability – Harvard	$3,900	$3,900	$—	$—	$3,900
Success payment liability – Broad Institute	4,500	4,500	—	—	4,500
Derivative settlement liability	5,404	5,404	—	—	5,404
Contingent consideration liability – Technology	496	496	—	—	496
Contingent consideration liability – Product	635	635	—	—	635
Total liabilities	$14,935	$14,935	$—	$—	$14,935

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

The Company holds an investment in Verve consisting of shares of Verve’s common stock. As of March 31, 2025, the Company owned 546,970 shares of Verve's common stock valued at $2.5 million, which is included in marketable securities in the condensed consolidated balance sheet.

The Company also holds an investment in Prime consisting of 1,608,337 shares of Prime's common stock. As of March 31, 2025, the Company's investment in Prime's common stock was valued at $3.2 million, which is included in marketable securities in the condensed consolidated balance sheet.

Pursuant to ASC 825, Financial instruments, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s condensed consolidated statements of operations.

The following table summarizes other income (expense) recorded due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended March 31,
	2025	2024
Other income (expense)	$(2,081)	$(3,353)

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

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Fair value of common stock (per share)	$19.53	$24.80	$19.53	$24.80
Expected volatility	76%	78%	79%	81%
Expected term (years)	0.03-4.24	0.03-4.49	0.03-5.11	0.03-5.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Three Months Ended March 31, 2025
	Harvard	Broad Institute	Total
Balance at December 31, 2024	$3,900	$4,500	$8,400
Change in fair value	(1,600)	(1,600)	(3,200)
Balance at March 31, 2025	$2,300	$2,900	$5,200

Derivative settlement liability – On July 19, 2024, the Company entered into a settlement agreement with a research institution pursuant to which, in exchange for a release of claims in its favor, the Company agreed, among other things, to pay the research institution an upfront payment of $15.0 million and to make additional payments contingent upon the development and commercialization of BEAM-102 and BEAM-302. These contingent payments consist of certain development, regulatory, and sales-based milestone payments, as well as 1% royalty through 2038. Any amounts due must be settled in cash. The maximum amount of development and regulatory milestone payments under the settlement agreement is $15.0 million, and the maximum amount of sales milestone payments is $35.0 million, per program. The Company paid the $15.0 million upfront payment during the year ended December 31, 2024.

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

The following assumptions were incorporated in the calculation of the fair value of the derivative liability:

Milestones
	March 31, 2025	December 31, 2024
Discount rate	10.00%	10.00%
Probability of achievement of settlement payments	3%-44%	3%-44%
Projected year of achievement of settlement payments	2026-2038	2027-2038

The following table reconciles the change in fair value of the derivative liability based on level 3 inputs (in thousands):

Three Months Ended March 31, 2025
Total
Balance at December 31, 2024	$5,404
Change in fair value	940
Balance at March 31, 2025	$6,344

Contingent consideration liabilities – As a result of acquisitions completed, the Company may owe additional milestone payments for the achievement of certain technology and product milestones. The maximum amount of technology and product milestone payments is $320.0 million. Milestone payments are payable in the Company’s common stock valued using the volume-weighted average price of the Company’s stock over the ten-day trading period ending two trading days prior to the date on which the applicable milestone is achieved. As these milestones are payable with a variable number of shares of the Company’s common stock, the milestone payments result in liability classification under ASC 480, Distinguishing Liabilities from Equity. These contingent consideration liabilities are carried at fair value which was estimated by applying a probability-based model, which utilized inputs based on timing of achievement that were unobservable in the market. These contingent consideration liabilities are classified within Level 3 of the fair value hierarchy.

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

	Technology Milestones		Product Milestones
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Discount rate	10.00%	10.00%	10.00%	10.00%
Probability of achievement	2%	2%	1-2%	1-2%
Projected year of achievement	2026	2026	2028-2034	2028-2034

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	Three Months Ended March 31, 2025
	Technology Milestones	Product Milestones	Total
Balance at December 31, 2024	$496	$635	$1,131
Change in fair value	12	15	27
Balance at March 31, 2025	$508	$650	$1,158

5. Marketable securities

The following table summarizes the Company’s marketable securities held at March 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$303,367	$60	$(115)	$303,312
Corporate notes	149,774	82	(30)	149,826
U.S. Treasury securities	170,746	125	(4)	170,867
U.S. Government securities	62,298	72	(30)	62,340
Corporate equity securities	5,700	—	—	5,700
Total	$691,885	$339	$(179)	$692,045

The following table summarizes the Company’s marketable securities held at December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$181,095	$210	$(9)	$181,296
Corporate notes	100,175	103	(113)	100,165
U.S. Treasury securities	164,491	289	(10)	164,770
U.S. Government securities	114,552	235	(26)	114,761
Corporate equity securities	7,781	—	—	7,781
Total	$568,094	$837	$(158)	$568,773

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2025, the balance in accumulated other comprehensive (loss) income was related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three months ended March 31, 2025 and 2024 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Research costs	12,370	11,179
Employee compensation and related benefits	5,504	21,572
Process development and manufacturing costs	4,487	3,525
Professional fees	4,442	3,381
Other	3,430	7,811
Total	$30,233	$47,468

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

Harvard license agreement

Under the Harvard License Agreement, Harvard is entitled to receive success payments, in cash or shares of Company stock, determined based upon the achievement of specified multiples of the initial weighted average value of the Company’s Series A Preferred at specified valuation dates. The success payments range from $5.0 million to a maximum of $105.0 million and have valuation multiples that range from 5 times to 40 times the initial weighted average value of the Series A Preferred. Subsequent to the Company’s February 2020 initial public offering, or IPO, the amount of success payments is based on the market value of the Company's common stock.

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of March 31, 2025, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	March 31, 2025	December 31, 2024
Harvard success payment liability	$2,300	$3,900

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended March 31,
	2025	2024
Change in fair value of Harvard success payment liability	$(1,600)	$1,500

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of March 31, 2025, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	March 31, 2025	December 31, 2024
Broad Institute success payment liability	$2,900	$4,500

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended March 31,
	2025	2024
Change in fair value of Broad Institute success payment liability	$(1,600)	$1,400

8. Collaboration and license agreements

Eli Lilly and Company

In October 2023, the Company entered into a Transfer and Delegation Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Company’s amended collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, including the Company’s opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease (see discussion below related to the Verve Agreement). The Company granted Lilly an exclusive sublicense to the Verve technology originally licensed to the Company under the Verve Agreement. Lilly also acquired the right to receive any future milestone or royalty payments payable by Verve under the Verve Agreement and the rights and obligations to designate representatives and participate on the joint steering committee with Verve. The Company received a $200.0 million nonrefundable upfront payment and is eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events, of which $25.0 million has been received through March 31, 2025. As of March 31, 2025, there was no deferred revenue related to the Lilly Agreement and no milestone revenue was recognized in the three months ended March 31, 2025.

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

The Company concluded that the research and exploitation licenses are not distinct from the other promises in the Orbital Agreement, and as such the Company has determined that the licenses combined with the research and development services, know-how transfers, committee participation and materials transfer represent a combined performance obligation. The Company recognizes revenue associated with the Orbital performance obligation over time as it is satisfied during the term of the Orbital Agreement, which is three years. The Company recognized $2.1 million of revenue related to the Orbital Agreement during each of the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $4.3 million of current deferred revenue related to the Orbital Agreement.

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

The Company recognizes revenue for each performance obligation as it is satisfied during the term of the agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which includes each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue is recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligation. During the three months ended March 31, 2025, the Company did not recognize any revenue related to the Pfizer Agreement and reversed $0.6 million of previously recognized revenue during the three months ended March 31, 2024, due to a change in estimated total costs. As of March 31, 2025, there was $67.2 million and $42.0 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement.

Apellis Pharmaceuticals

In June 2021, the Company entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of the Company’s base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, the Company will conduct preclinical research on six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis has an exclusive option to license any or all of the six programs, or in each case, an Opt-In Right, and collectively, the Opt-In Rights, and will assume responsibility for subsequent development. The Company may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to one program instead of a license. The collaboration is managed on an overall basis by an alliance steering committee formed by an equal number of representatives from the Company and Apellis.

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

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. The Company recognized $5.3 million of revenue related to the Apellis Agreement during each of the three months periods ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $13.8 million and $7.4 million of current and long-term deferred revenue, respectively, related to the Apellis Agreement.

9. Common stock and pre-funded common stock warrants

The Company has entered into the Sales Agreement with Jefferies pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of March 31, 2025, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by the Company. There were no shares sold under the Sales Agreement during the three months ended March 31, 2025.

In March 2025, the Company closed an underwritten public offering of 16,151,686 shares of the Company’s common stock at a public offering price of $28.48 per share as well as pre-funded warrants to purchase 1,404,988 shares of the Company's common stock at a purchase price of $28.47 (representing the price of $28.48 per share minus the $0.01 per share exercise price of such pre-funded warrant). The pre-funded warrants are immediately exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. After underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $471.2 million. No pre-funded warrants have been exercised through March 31, 2025.

10. Stock option and grant plan

2019 equity incentive plan

As of March 31, 2025, the Company had 16,436,926 shares reserved including 1,766,950 shares available for future issuance, pursuant to the Beam Therapeutics Inc. 2019 Equity Incentive Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$15,733	$17,645
General and administrative	10,949	11,636
Total stock-based compensation expense	$26,682	$29,281

Stock options

The following table provides a summary of stock option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2024	9,605,542	$38.62
Granted	2,155,500	25.87
Exercised	(74,707)	9.63
Forfeited	(60,259)	47.04
Outstanding at March 31, 2025	11,626,076	36.40
Exercisable as of March 31, 2025	6,295,927	$41.33

The weighted-average grant date fair value per share of stock options granted in the three months ended March 31, 2025 was $18.53. As of March 31, 2025, there was $109.6 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.7 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2024	2,576,855	$36.98
Issued	1,129,850	19.53
Vested	(607,196)	44.12
Forfeited	(28,625)	39.61
Unvested as of March 31, 2025	3,070,884	$29.13

At March 31, 2025, there was approximately $79.1 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 2.9 years.

2019 employee stock purchase plan

The Company issued 90,436 and 76,461 shares under the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had 3,674,600 shares available for issuance under the ESPP.

Stock-based compensation recognized under the ESPP was $0.3 million for each of the three months ended March 31, 2025 and 2024.

11. Net loss per share

For periods in which the Company reports a net loss, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. Shares of the Company's common stock underlying pre-funded warrants are included in the calculation of the basic and diluted earnings per share. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of March 31,
	2025	2024
Unvested restricted stock	3,070,884	3,401,970
Outstanding options to purchase common stock	11,626,076	9,970,953
Total	14,696,960	13,372,923

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(109,270)	$(98,669)
Denominator:
Weighted average common shares outstanding, basic and diluted	87,975,311	81,698,633
Net loss per common share, basic and diluted	$(1.24)	$(1.21)

12. Income taxes

During the three months ended March 31, 2025 and 2024, the Company recorded a full valuation allowance on federal and state deferred tax assets since there is insufficient evidence that the deferred tax assets are more likely than not realizable. The Company did not have any tax provision or benefit in the three months ended March 31, 2025 and 2024.

13. Related party transactions

Orbital

As described in Note 8, the Company has significant influence over, but does not control, Orbital through its noncontrolling representation on Orbital's board of directors and the Company’s equity interest in Orbital. The Company and Orbital are also parties to a collaboration and license agreement and have multiple common board members.

Founders

The Company made payments of $0.1 million to its founding shareholders for scientific consulting and other expenses for each of the three months ended March 31, 2025 and 2024, respectively.

14. Segment Data

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

The internal reporting of significant segment expenses is based on the functional classification. External expenses include costs from external manufacturing, clinical and research organizations, supply chain and logistics costs, consultants, and other vendors. Employee related expenses include employee salaries and benefits costs, employee meal, travel and entertainment spend, along with payroll related taxes and other similar items. These functional costs exclude stock-based compensation, facility and information technology costs, depreciation and amortization, and other segment items.

The table below provides information about the Company’s segment, including significant expenses, other segment items, certain other segment expenses, and a reconciliation to net income (loss):

	Three Months Ended March 31,
	2025	2024
License and collaboration revenue	$7,470	$7,410
Research and development expenses
External research and development expenses*	34,421	25,361
Employee related expenses*	29,242	24,570
General and administrative expenses
External general and administrative expenses*	5,373	5,066
Employee related expenses*	10,441	8,591
Facility and information technology related expenses*	14,383	13,667
Depreciation and amortization	5,528	5,431
Stock-based compensation	26,682	29,281
Interest and other income	(9,864)	(11,849)
Income tax expense	—	—
Other segment items	534	5,961
Net income (loss)	$(109,270)	$(98,669)

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
Milestone expense
•
License and sublicenses fees

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve important risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part II, Item 1A. and elsewhere in this Quarterly Report on Form 10-Q, and in the “Risk Factors Summary” and Part I “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or the 2024 Form 10-K. Some of the numbers included herein have been rounded for the convenience of presentation.

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

Hematology

We are advancing hematology base editing programs in which hematopoietic stems cells, or HSCs, are collected from a patient, edited using electroporation, a clinically validated technology for the delivery of therapeutic constructs into harvested cells, and then infused back into the patient following a conditioning regimen, such as treatment with busulfan, the standard of care in HSC transplantation, or HSCTs, today. Once reinfused, the HSCs begin repopulating a portion of the bone marrow in a process known as engraftment. The engrafted, edited HSCs give rise to progenitor cell types with the corrected gene sequences. We are deploying this ex vivo approach in our BEAM-101 and ESCAPE base editing programs.

Sickle cell disease, a severe inherited blood disease, is caused by a single point mutation, E6V, in the beta globin gene. This mutation causes the mutated form of hemoglobin S, or HbS, to aggregate into long, rigid molecules that bend red blood cells into a sickle shape under conditions of low oxygen. Sickled cells obstruct blood vessels and die prematurely, ultimately resulting in anemia, severe pain (crises), infections, stroke, organ failure, and early death. Sickle cell disease is the most common inherited blood disorder in the United States, affecting an estimated 100,000 individuals, of which a significant proportion are of African-American descent (1:365 births). Beta-thalassemia is another inherited blood disorder characterized by severe anemia caused by reduced production of functional hemoglobin due to insufficient expression of the beta globin protein. Transfusion-dependent beta-thalassemia, or TDBT, is the most severe form of this disease, often requiring multiple transfusions per year. Patients with TDBT suffer from failure to thrive, persistent infections, and life-threatening anemia. The incidence of symptomatic beta-thalassemia is estimated to be 1:100,000 worldwide, including 1:10,000 in Europe. In the United States, based on affected birth incidence of 0.7 in 100,000 births, and increasing survival rates, we expect the population of individuals affected by this disease to be more than 1,400 and rising.

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

BEAM-101 aims to alleviate the effects of sickle cell disease by increasing HbF, which is expected to increase functional hemoglobin production and, in the case of sickle cell disease, inhibit HbS polymerization.

We are conducting a Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial. The BEACON trial includes up to 45 patients ages 18 to 35 with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with BEAM-101, patients are assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients are also assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, HbF levels, and quality of life assessments. The trial’s Data Monitoring Committee and the U.S. Food & Drug Administration have cleared the trial to enroll adolescents from 12 to 17 years old. The adult enrollment target for BEACON has been achieved, and the first adolescent patients have cleared screening and enrolled in the trial. We expect to dose 30 patients in the BEACON trial by mid-2025. We also plan to present updated data from the trial at the European Hematology Association 2025 Congress in June 2025.

In December 2024, we presented initial data from the BEACON trial at the 2024 American Society of Hematology Annual Meeting and Exposition, or ASH. The presentation contained preliminary data as of October 28, 2024 from seven patients in the trial, with follow up ranging from one to 11 months. The presentation data included the following:

•
All patients achieved endogenous HbF levels exceeding 60% and reduction in corresponding sickle HbS below 40% that was durable through the data cutoff date. A pancellular distribution of HbF was also observed after the elimination of transfused blood. Total hemoglobin levels increased rapidly with resolution of anemia in all patients after elimination of the transfused blood.
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

BEAM-302: In vivo LNP liver-targeting for AATD

BEAM-302 is a liver-targeting LNP formulation of base editing reagents designed to offer a one-time treatment to correct the E342K point mutation (PiZZ genotype) predominantly responsible for the severe form of Alpha-1 Antitrypsin Deficiency, or AATD. AATD is an inherited genetic disorder that can cause early onset emphysema and liver disease. The most severe form of AATD arises when a patient has a point mutation in both copies of the SERPINA1 gene at amino acid 342 position (E342K, also known as the PiZ mutation or the “Z” allele). This point mutation causes Alpha-1 antitrypsin, or AAT, protein to misfold, accumulating inside liver cells rather than being secreted, resulting in very low levels (10%-15%) of circulating AAT. In addition to resulting in lower levels, the PiZ AAT protein variant is also less enzymatically effective compared to wildtype AAT protein. As a consequence, the lung is left unprotected from neutrophil elastase, resulting in progressive, destructive changes in the lung, such as emphysema, which can result in the need for lung transplants. The mutant AAT protein also accumulates in the liver, causing liver inflammation and cirrhosis, which can ultimately cause liver failure or cancer requiring patients to undergo a liver transplant. It is estimated that approximately 100,000 individuals in the United States have two copies of the Z allele. There are currently no curative treatments for patients with AATD.

We are conducting a Phase 1/2 open label, dose exploration and dose expansion clinical trial of BEAM-302 for the treatment of AATD. The trial will evaluate the safety, tolerability, pharmacodynamics, pharmacokinetics and efficacy of BEAM-302. Part A of the trial is designed to evaluate AATD patients with lung disease, and Part B will evaluate AATD patients with mild to moderate liver disease with or without lung disease.

In March and April 2025, we announced positive initial safety and efficacy data from nine patients in the dose escalation portion of the trial with a data cut-off date of February 26, 2025. Initial results showed that treatment with BEAM-302 was well tolerated with an acceptable safety profile at all dose levels explored. All adverse events, or AEs, were mild to moderate, with no serious AEs reported and no dose-limiting toxicities as of the data cut-off. Grade 1 asymptomatic alanine transaminase and aspartate aminotransferase elevations and transient Grade 1 infusion-related reactions were observed in some patients and did not require treatment.

Following a single infusion of BEAM-302, rapid, durable, and dose-dependent increases in total AAT, new production of corrected M-AAT, and decreases in mutant Z-AAT were observed in circulation. Changes in total AAT were observed by turbidimetry assays as early as Day 7, plateaued around Day 21 and were maintained for the duration of follow-up (up to Month 6 in the 15 mg cohort, Month 2 in the 30 mg cohort, and Day 28 in the 60 mg cohort). Increased total AAT was functional as determined by both neutrophil elastase inhibition and neutrophil elastase binding assays.

The initial results are detailed in the table below.

Mean (Standard Error)

Dose Cohorts	15mg	30mg	60mg
	(n=3)	(n=3)	(n=3)
Baseline+ total AAT* (µM)	4.4 (0.22)	5.3 (0.25)	4.4 (0.30)
Total AAT* at Day 28 (µM)	7.0 (0.66)	10.1 (1.42)	12.4 (1.03)
Fold change in total AAT* from baseline at Day 28	1.6x (0.08)	1.9x (0.21)	2.8x (0.06)
% change from baseline in circulating mutant Z-AAT** at Day 28	-11% (8.0)	-38% (15.5)	-79%

+	Baseline defined as average of all assessments conducted within screening period prior to BEAM-302 infusion.
*	As measured by turbidimetry
**	As measured by liquid chromatography-mass spectrometry (LC-MS)

We plan to continue the dose-escalation portion of Part A of the ongoing Phase 1/2 clinical trial, including enrolling and dosing a fourth dose cohort (75 mg).We expect to report further data at a medical conference in the second half of 2025. In addition, we plan to dose the first patient in Part B, which will include AATD patients with mild to moderate liver disease, in the second half of 2025. In March 2025, the FDA cleared the investigational new drug application, or IND, for BEAM-302 for the treatment of AATD, enabling us to begin activating sites in the United States.

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

We are conducting a Phase 1/2 clinical trial of BEAM-301 at a select number of sites in the United States. The trial is an open-label, multi-cohort, single-ascending dose evaluation of BEAM-301 for the treatment of GSDIa in patients with the R83C mutation. Key endpoints of the trial include safety and tolerability, time to hypoglycemia during fasting, and changes from baseline in corn starch supplementation. In May 2025, we announced the dosing of the first patient in the trial.

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

Verve Therapeutics and Eli Lilly and Company

In April 2019, we entered into a collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, a company focused on gene editing for cardiovascular disease treatments, and in July 2022, we and Verve amended the Verve Agreement. Under the terms of the Verve Agreement, as amended, we granted Verve exclusive worldwide licenses under certain of our editing technologies for human therapeutic applications against a total of three liver-mediated, cardiovascular disease targets, including use of our base editing technology for each of these targets and use of certain of our gene editing technology for two of such targets. In exchange, we received shares of Verve common stock. In October 2023, we entered into a transfer and delegation agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize each of Verve’s base editing programs for cardiovascular disease, which consist of programs targeting PCSK9, ANGPTL3 and an undisclosed liver-mediated, cardiovascular target. In addition, Lilly acquired the right to receive any future milestone or royalty payments payable to us under the Verve Agreement. Under the terms of the Lilly Agreement, we received a $200.0 million payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events, of which $25.0 million has been received through March 31, 2025. There were no milestone payments received during the three months ended March 31, 2025.

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

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to stock-based compensation, variable interest entities, fair value measurements, and leases. There have been no significant changes to our existing critical accounting policies and significant judgments and estimates discussed in the 2024 Form 10-K.

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

We are an early-stage company, and the majority of our programs are at a preclinical or clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the three months ended March 31, 2025 and 2024 were $109.3 million and $98.7 million, respectively. As of March 31, 2025, we had an accumulated deficit of $1.7 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the three months ended March 31, 2025 and 2024, we recognized $7.5 million and $7.4 million of license and collaboration revenue, respectively.

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

•
expenses incurred in connection with our clinical trials, including contract research organization costs and costs related to study preparation;
•
the cost of manufacturing materials for use in our preclinical studies, our IND enabling studies and clinical trials;
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

Other income and expenses

Other income and expenses consist of the following items:

•
Change in fair value of derivative liabilities consists primarily of remeasurement gains or losses associated with changes in success payment liabilities associated with our license agreement with Harvard, dated as of June 27, 2017, as amended, or the Harvard License Agreement, the license agreement with The Broad Institute, as amended, dated as of May 9, 2018, or the Broad License Agreement, and settlement payments associated with a settlement agreement with a research institution.
•
Change in fair value of non-controlling equity investments consists of changes in the fair value of our investments in equity securities.
•
Change in fair value of contingent consideration liabilities consists of remeasurement of the fair value of the technology and product contingent consideration liabilities related to acquisitions.
•
Interest and other income (expense), net consists primarily of interest income from our investments in fixed income securities as well as interest expense related to our equipment financings.

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
License and collaboration revenue	$7,470	$7,410	$60
Operating expenses:
Research and development	98,816	84,818	13,998
General and administrative	27,940	26,724	1,216
Total operating expenses	126,756	111,542	15,214
Loss from operations	(119,286)	(104,132)	(15,154)
Other income (expense):
Change in fair value of derivative liabilities	2,260	(2,900)	5,160
Change in fair value of non-controlling equity investments	(2,081)	(3,353)	1,272
Change in fair value of contingent consideration liabilities	(27)	(133)	106
Interest and other income (expense), net	9,864	11,849	(1,985)
Total other income (expense)	10,016	5,463	4,553
Net loss	$(109,270)	$(98,669)	$(10,601)

License and collaboration revenue

License and collaboration revenue was $7.5 million and $7.4 million for the three months ended March 31, 2025 and 2024, respectively. The increase in revenue of $0.1 million is due to a slightly increased level of research activities on our license and collaboration programs. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis and Orbital Agreements.

Research and development expenses

Research and development expenses were $98.8 million and $84.8 million for the three months ended March 31, 2025 and 2024, respectively. The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
External research and development expenses	$34,337	$24,718	$9,619
Employee related expenses	29,242	24,570	4,672
Facility and IT related expenses	18,734	17,669	1,065
Stock-based compensation expense	15,733	17,645	(1,912)
Other expense (income)	770	216	554
Total research and development expenses	$98,816	$84,818	$13,998

The increase of $14.0 million was primarily due to the following:

•
An increase of $9.6 million in external research and development expenses driven by $9.4 million in outsourced services, primarily due to manufacturing and clinical activities for BEAM-101 and BEAM-302 and an increase in lab supply expenses of $0.2 million due to increased research activities when compared to the prior year;
•
An increase of $4.7 million of employee related costs due to the increase in research and development employees from 346 as of March 31, 2024 to 393 as of March 31, 2025;
•
An increase of $1.1 million in facility and IT allocated costs, including depreciation, related to our leased facilities; and
•
An increase in other expenses of $0.6 million driven by milestone payments during the three months ended March 31, 2025.

The decrease was partially offset by the following:

•
A decrease of $1.9 million in stock-based compensation driven by the decline in our stock price and additional stock awards granted to employees in 2024.

General and administrative expenses

General and administrative expenses were $27.9 million and $26.7 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $1.2 million was primarily due to the following:

•
An increase of $2.0 million in employee related costs due to the growth in general and administrative employees from 93 as of March 31, 2024 to 109 as of March 31, 2025; and
•
An increase of $0.1 million in other expenses.

The increase in general and administrative expenses was partially offset by the following:

•
A decrease of $0.7 million in stock-based compensation driven by the decline in our stock price and additional stock awards granted to employees in 2024; and
•
A decrease of $0.2 million in facility and IT allocated costs, including depreciation, related to our leased facilities.

Change in fair value of derivative liabilities

During the three months ended March 31, 2025 and 2024, we recorded $2.3 million of other income and $2.9 million of expense, respectively, primarily related to the change in fair value of success payment liabilities due to changes in the price of our common stock over the related periods as well as changes in our settlement liability. A portion of the success payment obligations were paid in June 2021; the remaining success payment obligations are still outstanding as of March 31, 2025 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the three months ended March 31, 2025 and 2024, we recorded $2.1 million and $3.4 million of other expense, respectively, as a result of changes in the fair value of our investment in Verve and Prime common stock.

Change in fair value of contingent consideration liabilities

During each of the three months ended March 31, 2025 and 2024, we recorded less than $0.1 million of other expense, related to the change in fair value of the technology and product contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $9.9 million and $11.8 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily due to a lower cash balance as of March 31, 2025 compared to March 31, 2024.

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

In March 2025, we closed an underwritten public offering of 16,151,686 shares of common stock at a public offering price of $28.48 per share and pre-funded warrants to purchase 1,404,988 shares of common stock at a purchase price of $28.47 per pre-funded warrant for aggregate net proceeds of $471.2 million, after deducting underwriting discounts, commissions and approximately $0.8 million related to legal, accounting and other fees in connection with the offering.

We have entered into the Sales Agreement with Jefferies pursuant to which we are entitled to offer and sell, from time to time at prevailing market prices, shares of our common stock having aggregate gross proceeds of up to $1.1 billion. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of March 31, 2025, we have sold 13,769,001 shares of common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by us. There were no shares sold under the Sales Agreement during the three months ended March 31, 2025.

As of March 31, 2025, we had $1.2 billion in cash, cash equivalents, and marketable securities.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(103,884)	$(99,747)
Net cash provided by (used in) investing activities	(125,089)	(53,464)
Net cash provided by (used in) financing activities	473,379	2,897
Net change in cash, cash equivalents and restricted cash	$244,406	$(150,314)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2025 was $103.9 million, including our net loss of $109.3 million, decreases in accrued expenses and other liabilities of $18.5 million, deferred revenue of $7.5 million, operating lease liabilities totaling $3.3 million and a decrease in other long-term liabilities of $0.1 million. In addition, noncash items, including the amortization of investment premiums of $3.9 million and a net decrease in the fair value of derivative liabilities of $2.3 million also contributed to net cash used in operating activities.

These uses of cash were partially offset by an increase in accounts payable of $3.8 million and an increase of less than $0.1 million in the fair value of our contingent consideration liabilities. In addition, we recorded noncash items consisting of stock-based compensation expense of $26.7 million, depreciation and amortization expense of $5.5 million, a decrease in the fair value of non-controlling equity investments of $2.1 million and a decrease in operating lease right-of-use, or ROU, assets of $2.6 million.

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

These uses of cash were partially offset by an increase in accounts payable of $1.3 million and an increase of other long-term liabilities of $0.6 million. In addition, we recorded noncash items consisting of stock-based compensation expense of $29.3 million, depreciation and amortization expense of $5.4 million, decreases in the fair value of non-controlling equity investments of $3.4 million, increases in the fair value of derivative liabilities of $2.9 million, changes in operating lease ROU assets of $2.4 million, and a $0.1 million increase in fair value of our contingent consideration liabilities.

Investing activities

For the three months ended March 31, 2025, cash used in investing activities consisted of net purchases of marketable securities of $122.0 million and purchases of property and equipment of $3.1 million.

For the three months ended March 31, 2024, cash used in investing activities consisted of net purchases of marketable securities of $51.0 million and purchases of property and equipment of $2.4 million.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2025 consisted of $471.2 million of proceeds from the March 2025 issuance of common stock and pre-funded warrants, $1.5 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, or ESPP, and $0.7 million of proceeds from the exercise of stock options.

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

We expect that our cash, cash equivalents and marketable securities at March 31, 2025 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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
•
the costs of operating and expanding our manufacturing capacity; and
•
the impact on our business of macro-economic conditions, as well as the prevailing level of macro-economic, business, and operational uncertainty, including as a result of geopolitical events, the imposition of new or revised global trade tariffs or other global or regional events.

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

We lease certain assets under noncancelable operating and finance leases. The leases relate primarily to office space and laboratory space. As of March 31, 2025, aggregate future minimum commitments under these office and laboratory leases are $224.4 million, of which $21.0 million will be payable in 2025. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

During the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $1.2 billion, which consisted of cash, money market funds, commercial paper and corporate and government securities. Our cash and cash equivalents are primarily maintained in accounts with multiple financial institutions in the United States. At times, we may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the sections titled sections titled “Risk Factors Summary” and “Item 1A. Risk Factors” in the 2024 Form 10-K, which could materially affect our business, financial condition or future results. The risk factors disclosure in the 2024 Form 10-K is qualified by the information in this Quarterly Report on Form 10-Q. The risks described in the 2024 Form 10–K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The risk factors set forth below represent new risk factors or those containing changes to the similarly titled risk factor included in “Item 1.A Risk Factors” of the 2024 Form 10-K.

Disruptions at the U.S. Food and Drug Administration, or the FDA, and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the European Medicines Agency and its Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including initial new drug applications, or INDs, requests for special designations, and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review, and approval of our product candidates. Pursuant to President Trump’s E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the U.S. Department of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and reduction in force, or RIF, across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for HHS, with a reduction of $700 million in funding at the FDA ($7.2 billion to $6.5 billion) for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the RIF reportedly did not specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself, because for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency’ Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and the FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S.; and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and the ability of the SEC to timely review our public filings, to the extent such review is necessary, and our ability to access the public markets.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the FDA’s review and processing of our regulatory submissions, including INDs and new drug applications or biologics license applications, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Changes in U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations

The new U.S. administration has imposed a series of tariffs on U.S. trading partners. On April 2, 2025, an executive order issued by the new administration announced a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related imports, among others). Earlier the administration imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures including Canada and China who then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the United States. delayed the effective date of such tariffs for all countries except China. As of April 16, 2015, the 10% baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China (which were a minimum of 145%) and Canada and Mexico (which were 25% for goods that are not covered by the USMCA).

Between March 13, 2025, and April 16, 2025, the Trump Administration initiated several national-security investigations under Section 232 of the Trade Expansion Act of 1962 including on the import of pharmaceuticals (including active pharmaceutical ingredients). Each investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation and that the President must decide whether to act within 90 days of receiving the report.

Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation and that the President must decide whether to act within 90 days of receiving the report.

The extent and duration of increased tariffs and trade restrictions and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors. If we are unable to mitigate these risks through supply chain adjustments or other measures, our business, financial condition and results of operations could be materially adversely affected.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Second Amended and Restated Bylaws of Beam Therapeutics Inc.	10-K	001-39208	02/28/2023	3.2

4.1	Form of Pre-Funded Warrant	8-K	001-39208	3/10/2025	4.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAM THERAPEUTICS INC.

Date: May 6, 2025	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

BEAM THERAPEUTICS INC.

Date: May 6, 2025	By:	/s/ Sravan Emany
Sravan Emany
Chief Financial Officer
(Principal financial officer)