Form 10-Q
period 2025-06-30
Beam Therapeutics Inc.
filed 2025-08-05
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of registrant’s common stock outstanding as of July 29, 2025 was 101,162,026.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$282,132	$281,967
Marketable securities	868,205	568,773
Prepaid expenses and other current assets	25,127	27,409
Total current assets	1,175,464	878,149
Property and equipment, net	108,824	111,412
Restricted cash	6,633	8,144
Operating lease right-of-use assets	99,568	104,865
Other assets	668	1,254
Total assets	$1,391,157	$1,103,824
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,556	$3,871
Accrued expenses and other current liabilities	40,904	47,468
Current portion of derivative liabilities	3,900	8,400
Current portion of deferred revenue	105,822	108,858
Current portion of lease liability	12,949	13,469
Total current liabilities	174,131	182,066
Long-term lease liability	141,854	147,956
Contingent consideration liabilities	1,186	1,131
Long-term portion of deferred revenue	20,319	33,218
Long-term portion of derivative liabilities	6,497	5,404
Other liabilities	357	504
Total liabilities	344,344	370,279
Commitments and contingencies (See Note 7, License agreements and Note 8, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 100,758,748 and 83,633,069 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,008	836
Additional paid-in capital	2,823,987	2,298,661
Accumulated other comprehensive (loss) income	10	679
Accumulated deficit	(1,778,192)	(1,566,631)
Total stockholders’ equity	1,046,813	733,545
Total liabilities and stockholders’ equity	$1,391,157	$1,103,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License and collaboration revenue	$8,466	$11,772	$15,936	$19,182
Operating expenses:
Research and development	101,758	87,041	200,574	171,859
General and administrative	26,859	29,626	54,799	56,350
Total operating expenses	128,617	116,667	255,373	228,209
Loss from operations	(120,151)	(104,895)	(239,437)	(209,027)
Other income (expense):
Change in fair value of derivative liabilities	1,147	5,500	3,407	2,600
Change in fair value of non-controlling equity investments	4,415	(7,586)	2,334	(10,939)
Change in fair value of contingent consideration liabilities	(28)	1,779	(55)	1,646
Interest and other income (expense), net	12,326	14,190	22,190	26,039
Total other income (expense)	17,860	13,883	27,876	19,346
Net loss before income taxes	(102,291)	(91,012)	(211,561)	(189,681)
Provision for income taxes	—	(39)	—	(39)
Net loss	$(102,291)	$(91,051)	$(211,561)	$(189,720)
Unrealized gain (loss) on marketable securities	(150)	(189)	(669)	(1,714)
Comprehensive loss	$(102,441)	$(91,240)	$(212,230)	$(191,434)
Net loss per common share, basic and diluted	$(1.00)	$(1.11)	$(2.23)	$(2.31)
Weighted-average common shares outstanding, basic and diluted	101,995,184	82,312,467	95,023,977	82,005,550

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

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	83,633,069	$836	$2,298,661	$679	$(1,566,631)	$733,545
Purchase of common stock under ESPP	90,436	1	1,500	—	—	1,501
Issuance of common stock and pre-funded warrants, net of issuance costs of $30.8 million	16,151,686	162	470,316	—	—	470,478
Vesting of restricted common stock	607,196	6	(6)	—	—	—
Stock-based compensation	—	—	26,682	—	—	26,682
Exercise of common stock options	74,707	1	718	—	—	719
Other comprehensive income (loss)	—	—	—	(519)	—	(519)
Net loss	—	—	—	—	(109,270)	(109,270)
Balance at March 31, 2025	100,557,094	$1,006	$2,797,871	$160	$(1,675,901)	$1,123,136
Issuance of common stock and pre-funded warrants, net of issuance costs of $30.8 million	—	—	(4)	—	—	(4)
Vesting of restricted common stock	81,163	1	(1)	—	—	—
Stock-based compensation	—	—	24,367	—	—	24,367
Exercise of common stock options	120,491	1	1,754	—	—	1,755
Other comprehensive income (loss)	—	—	—	(150)	—	(150)
Net loss	—	—	—	—	(102,291)	(102,291)
Balance at June 30, 2025	100,758,748	$1,008	$2,823,987	$10	$(1,778,192)	$1,046,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(211,561)	$(189,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,066	11,007
Amortization of investment discount (premiums)	(8,467)	(12,502)
Stock-based compensation expense	51,049	60,885
Change in operating lease right-of-use assets	5,297	4,755
Change in fair value of derivative liabilities	(3,407)	(2,600)
Change in fair value of contingent consideration liabilities	55	(1,646)
Change in fair value of non-controlling equity investments	(2,334)	10,939
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,827	714
Accounts payable	6,435	3,057
Accrued expenses and other liabilities	(8,590)	(43,761)
Operating lease liabilities	(6,622)	(6,241)
Deferred revenue	(15,936)	(18,182)
Other long-term liabilities	(146)	539
Net cash provided by (used in) operating activities	(180,334)	(182,756)
Investing activities
Purchases of property and equipment	(6,201)	(4,399)
Purchases of marketable securities	(673,111)	(329,714)
Maturities of marketable securities	383,812	368,142
Net cash provided by (used in) investing activities	(295,500)	34,029
Financing activities
Proceeds from issuance of common shares and pre-funded warrants, net of issuance costs	470,513	—
Proceeds from issuances of stock under ESPP	1,501	1,398
Repayment of equipment financings	—	(284)
Proceeds from exercise of stock options	2,474	1,916
Net cash provided by (used in) financing activities	474,488	3,030

Net change in cash, cash equivalents and restricted cash	(1,346)	(145,697)
Cash, cash equivalents and restricted cash—beginning of period	290,111	444,614
Cash, cash equivalents and restricted cash—end of period	$288,765	$298,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$22

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$972	$521
Operating lease liabilities arising from obtaining right-of-use assets	$—	$(1,273)

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

In March 2025, the Company closed an underwritten public offering of 16,151,686 shares of common stock at a public offering price of $28.48 per share and pre-funded warrants to purchase 1,404,988 shares of common stock at a purchase price of $28.47 per pre-funded warrant for aggregate net proceeds of $470.5 million, after deducting underwriting discounts, commissions and approximately $0.8 million related to legal, accounting and other fees in connection with the offering. Refer to Note 9 for further information.

The Company has entered into an at the market sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of June 30, 2025, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by the Company. There were no shares sold under the Sales Agreement during the three and six months ended June 30, 2025.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.8 billion as of June 30, 2025. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of June 30, 2025 of $1.2 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$282,132	$292,763
Restricted cash	6,633	6,154
Total cash, cash equivalents, and restricted cash	$288,765	$298,917

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements	$101,711	$101,195
Lab equipment	74,763	71,788
Furniture and fixtures	4,836	4,836
Computer equipment	3,170	3,170
Construction in process	7,517	2,530
Total property and equipment	191,997	183,519
Less accumulated depreciation	(83,173)	(72,107)
Property and equipment, net	$108,824	$111,412

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$5,538	$5,576	$11,066	$11,007

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at June 30, 2025 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$252,176	$252,176	$252,176	$—	$—
Commercial paper	29,956	29,956	—	29,956	—
Marketable securities:
Commercial paper	331,877	331,877	—	331,877	—
Corporate notes	142,737	142,737	—	142,737	—
U.S. Treasury securities	314,731	314,731	—	314,731	—
U.S. Government securities	68,745	68,745	—	68,745	—
Corporate equity securities	10,115	10,115	10,115	—	—
Total assets	$1,150,337	$1,150,337	$262,291	$888,046	$—

Liabilities
Success payment liability – Harvard	$1,700	$1,700	$—	$—	$1,700
Success payment liability – Broad Institute	2,200	2,200	—	—	2,200
Derivative settlement liability	6,497	6,497	—	—	6,497
Contingent consideration liability – Technology	520	520	—	—	520
Contingent consideration liability – Product	666	666	—	—	666
Total liabilities	$11,583	$11,583	$—	$—	$11,583

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

The Company holds an investment in Verve consisting of shares of Verve’s common stock. As of June 30, 2025, the Company owned 546,970 shares of Verve's common stock valued at $6.1 million, which is included in marketable securities in the condensed consolidated balance sheet.

The Company also holds an investment in Prime consisting of 1,608,337 shares of Prime's common stock. As of June 30, 2025, the Company's investment in Prime's common stock was valued at $4.0 million, which is included in marketable securities in the condensed consolidated balance sheet.

Pursuant to ASC 825, Financial instruments, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s condensed consolidated statements of operations.

The following table summarizes other income (expense) recorded due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other income (expense)	$4,415	$(7,586)	$2,334	$(10,939)

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

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Fair value of common stock (per share)	$17.01	$24.80	$17.01	$24.80
Expected volatility	76%	78%	78%	81%
Expected term (years)	0.02-3.99	0.03-4.49	0.02-4.86	0.03-5.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Six Months Ended June 30, 2025
	Harvard	Broad Institute	Total
Balance at December 31, 2024	$3,900	$4,500	$8,400
Change in fair value	(2,200)	(2,300)	(4,500)
Balance at June 30, 2025	$1,700	$2,200	$3,900

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

The following assumptions were incorporated in the calculation of the fair value of the derivative liability:

Milestones
	June 30, 2025	December 31, 2024
Discount rate	10.00%	10.00%
Probability of achievement of settlement payments	3%-44%	3%-44%
Projected year of achievement of settlement payments	2026-2038	2027-2038

The following table reconciles the change in fair value of the derivative liability based on level 3 inputs (in thousands):

Six Months Ended June 30, 2025
Total
Balance at December 31, 2024	$5,404
Change in fair value	1,093
Balance at June 30, 2025	$6,497

Contingent consideration liabilities – As a result of acquisitions completed, the Company may owe additional milestone payments for the achievement of certain technology and product milestones. The maximum amount of technology and product milestone payments is $320.0 million. Milestone payments are payable in the Company’s common stock valued using a volume-weighted average price of the Company’s stock. As these milestones are payable with a variable number of shares of the Company’s common stock, the milestone payments result in liability classification under ASC 480, Distinguishing Liabilities from Equity. These contingent consideration liabilities are carried at fair value which was estimated by applying a probability-based model, which utilized inputs based on timing of achievement that were unobservable in the market. These contingent consideration liabilities are classified within Level 3 of the fair value hierarchy.

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

	Technology Milestones		Product Milestones
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Discount rate	10.00%	10.00%	10.00%	10.00%
Probability of achievement	2%	2%	1-2%	1-2%
Projected year of achievement	2026	2026	2028-2034	2028-2034

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

	Six Months Ended June 30, 2025
	Technology Milestones	Product Milestones	Total
Balance at December 31, 2024	$496	$635	$1,131
Change in fair value	24	31	55
Balance at June 30, 2025	$520	$666	$1,186

5. Marketable securities

The following table summarizes the Company’s marketable securities held at June 30, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$331,986	$4	$(113)	$331,877
Corporate notes	142,751	50	(64)	142,737
U.S. Treasury securities	314,577	206	(52)	314,731
U.S. Government securities	68,766	29	(50)	68,745
Corporate equity securities	10,115	—	—	10,115
Total	$868,195	$289	$(279)	$868,205

The following table summarizes the Company’s marketable securities held at December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$181,095	$210	$(9)	$181,296
Corporate notes	100,175	103	(113)	100,165
U.S. Treasury securities	164,491	289	(10)	164,770
U.S. Government securities	114,552	235	(26)	114,761
Corporate equity securities	7,781	—	—	7,781
Total	$568,094	$837	$(158)	$568,773

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2025, the balance in accumulated other comprehensive (loss) income was related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the six months ended June 30, 2025 and 2024 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Research costs	16,714	11,179
Employee compensation and related benefits	11,555	21,572
Process development and manufacturing costs	6,864	3,525
Professional fees	3,533	3,381
Other	2,238	7,811
Total	$40,904	$47,468

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of June 30, 2025, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	June 30, 2025	December 31, 2024
Harvard success payment liability	$1,700	$3,900

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Change in fair value of Harvard success payment liability	$(600)	$(2,800)	$(2,200)	$(1,300)

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of June 30, 2025, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	June 30, 2025	December 31, 2024
Broad Institute success payment liability	$2,200	$4,500

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Change in fair value of Broad Institute success payment liability	$(700)	$(2,700)	$(2,300)	$(1,300)

8. Collaboration and license agreements

Eli Lilly and Company

In October 2023, the Company entered into a Transfer and Delegation Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Company’s amended collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, including the Company’s opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease (see discussion below related to the Verve Agreement). The Company granted Lilly an exclusive sublicense to the Verve technology originally licensed to the Company under the Verve Agreement. Lilly also acquired the right to receive any future milestone or royalty payments payable by Verve under the Verve Agreement and the rights and obligations to designate representatives and participate on the joint steering committee with Verve. The Company received a $200.0 million nonrefundable upfront payment and is eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events, of which $25.0 million has been received through June 30, 2025. As of June 30, 2025, there was no deferred revenue related to the Lilly Agreement and no milestone revenue was recognized in the three and six months ended June 30, 2025.

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

The Company concluded that the research and exploitation licenses are not distinct from the other promises in the Orbital Agreement, and as such the Company has determined that the licenses combined with the research and development services, know-how transfers, committee participation and materials transfer represent a combined performance obligation. The Company recognizes revenue associated with the Orbital performance obligation over time as it is satisfied during the term of the Orbital Agreement, which is three years. The Company recognized $2.1 million and $4.2 million of revenue related to the Orbital Agreement during each of the three and six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $2.1 million of current deferred revenue related to the Orbital Agreement.

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

The Company recognizes revenue for each performance obligation as it is satisfied during the term of the agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which includes each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue is recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligation. The Company did not recognize any revenue related to the Pfizer Agreement during the three and six months ended June 30, 2025 and recognized $6.3 million and $5.7 million of revenue related to the Pfizer Agreement during the three and six months ended June 30, 2024, respectively. The initial four year term of the collaboration extends through December 2025 with an option to extend for an additional year. If the agreement is not extended, the remaining deferred revenue will be recognized at that time. As of June 30, 2025, there was $88.8 million and $20.3 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement.

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

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. The Company recognized $6.3 million and $11.7 million of revenue related to the Apellis Agreement during the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, the Company recognized $2.9 million and $8.2 million of revenue related to the Apellis Agreement, respectively. As of June 30, 2025, there was $14.9 million of current deferred revenue related to the Apellis Agreement.

9. Common stock and pre-funded common stock warrants

The Company has entered into the Sales Agreement with Jefferies pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of June 30, 2025, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by the Company. There were no shares sold under the Sales Agreement during the three and six months ended June 30, 2025.

In March 2025, the Company closed an underwritten public offering of 16,151,686 shares of the Company’s common stock at a public offering price of $28.48 per share as well as pre-funded warrants to purchase 1,404,988 shares of the Company's common stock at a purchase price of $28.47 (representing the price of $28.48 per share minus the $0.01 per share exercise price of such pre-funded warrant). The pre-funded warrants are immediately exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. After underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $470.5 million. No pre-funded warrants have been exercised through June 30, 2025.

10. Stock option and grant plan

2019 equity incentive plan

As of June 30, 2025, the Company had 16,235,272 shares reserved including 1,760,173 shares available for future issuance, pursuant to the Beam Therapeutics Inc. 2019 Equity Incentive Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$14,832	$18,803	$30,565	$36,448
General and administrative	9,535	12,801	20,484	24,437
Total stock-based compensation expense	$24,367	$31,604	$51,049	$60,885

Stock options

The following table provides a summary of stock option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2024	9,605,542	$38.62
Granted	2,527,034	24.61
Exercised	(195,198)	12.68
Forfeited	(320,607)	44.06
Outstanding at June 30, 2025	11,616,771	35.87
Exercisable as of June 30, 2025	6,736,942	$40.93

The weighted-average grant date fair value per share of stock options granted in the six months ended June 30, 2025 was $17.60. As of June 30, 2025, there was $95.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.6 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2024	2,576,855	$36.98
Issued	1,269,600	19.39
Vested	(688,359)	45.53
Forfeited	(272,784)	24.86
Unvested as of June 30, 2025	2,885,312	$28.35

At June 30, 2025, there was approximately $66.6 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 2.7 years.

2019 employee stock purchase plan

The Company issued 90,436 and 76,461 shares under the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had 3,674,600 shares available for issuance under the ESPP.

Stock-based compensation recognized under the ESPP for the three and six months ended June 30, 2025 was $0.4 million and $0.7 million, respectively. The Company recognized stock-based compensation under the ESPP of $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively.

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

	As of June 30,
	2025	2024
Unvested restricted stock	2,885,312	3,358,342
Outstanding options to purchase common stock	11,616,771	10,138,402
ESPP	132,053	50,722
Total	14,634,136	13,547,466

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(102,291)	$(91,051)	$(211,561)	$(189,720)
Denominator:
Weighted average common shares outstanding, basic and diluted	101,995,184	82,312,467	95,023,977	82,005,550
Net loss per common share, basic and diluted	$(1.00)	$(1.11)	$(2.23)	$(2.31)

12. Income taxes

During the three and six months ended June 30, 2025 and 2024, the Company recorded a full valuation allowance on federal and state deferred tax assets since there is insufficient evidence that the deferred tax assets are more likely than not realizable. The Company did not have any tax provision for the six months ended June 30, 2025 and recorded a tax provision of less than $0.1 million for the six months ended June 30, 2024.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which includes a broad range of tax reform provisions. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

13. Related party transactions

Orbital

As described in Note 8, the Company has significant influence over, but does not control, Orbital through its noncontrolling representation on Orbital's board of directors and the Company’s equity interest in Orbital. The Company and Orbital are also parties to a collaboration and license agreement and have multiple common board members.

Founders

The Company made payments of $0.2 million to its founding shareholders for scientific consulting and other expenses for each of the six months ended June 30, 2025 and 2024, respectively.

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

The table below provides information about the Company’s segment, including significant expenses, other segment items, certain other segment expenses, and a reconciliation to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License and collaboration revenue	$8,466	$11,772	$15,936	$19,182
Research and development expenses
External research and development expenses*	39,891	24,206	74,312	49,567
Employee related expenses*	27,623	23,026	56,865	47,595
General and administrative expenses
External general and administrative expenses*	6,302	7,630	11,675	12,696
Employee related expenses*	9,992	8,134	20,433	16,725
Facility and information technology related expenses*	14,576	14,210	28,960	27,877
Depreciation and amortization	5,538	5,576	11,066	11,007
Stock-based compensation	24,367	31,604	51,049	60,885
Interest and other income	(12,326)	(14,190)	(22,190)	(26,039)
Income tax expense	—	39	—	39
Other segment items	(5,206)	2,588	(4,673)	8,550
Net income (loss)	$(102,291)	$(91,051)	$(211,561)	$(189,720)

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

We are conducting a Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial. The BEACON trial includes up to 45 patients ages 18 to 35 with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with BEAM-101, patients are assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients are also assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, HbF levels, and quality of life assessments. The adult and adolescent enrollment targets for BEACON have been achieved, and 30 patients in the BEACON trial have been dosed. In addition, the first adolescent patient has been dosed. The U.S. Food and Drug Administration, or the FDA, has granted orphan drug designation to BEAM-101.

In June 2025, we presented updated data from the BEACON trial at the European Hematology Association 2025 Congress. The presentation contained preliminary data as of February 2025, from 17 patients in the trial, with follow up ranging from 0.2 to 15.1 months. The presentation data included the following:

•
All patients achieved endogenous HbF levels exceeding 60% and reduction in corresponding sickle HbS below 40% that was durable through the data cutoff date. A pancellular distribution of HbF, with HbF levels per cell above the sickling threshold, was maintained through follow-up. Total hemoglobin levels increased rapidly with resolution of anemia in all patients after elimination of the transfused blood.
•
Patients achieved the minimum target cell dose in a median of one cycle of mobilization (range: 1-3). The median time to neutrophil engraftment was 16.5 days (range: 12-30), with a median duration of severe neutropenia of 7.0 days (range: 4-17). The median time to platelet engraftment was 19.5 days (range: 11-34).
•
Key markers of hemolysis, including indirect bilirubin, haptoglobin, lactate dehydrogenase and reticulocytes, normalized or improved in all patients following BEAM-101 treatment. Erythropoietin levels also decreased to normal or near normal, indicating significant improvement in oxygen delivery to tissues.
•
The initial safety profile of BEAM-101 was consistent with busulfan conditioning, autologous HSCT and underlying sickle cell disease. The most common treatment-emergent adverse events were consistent with busulfan conditioning, including febrile neutropenia, stomatitis and anemia. As previously reported, one patient died four months after BEAM-101 infusion due to respiratory failure that was determined by the investigator to be likely related to busulfan conditioning and deemed unrelated to BEAM-101. No vaso-occlusive crises were reported post-engraftment.

We expect to provide updated data from the BEACON trial by the end of 2025.

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

To finalize dose selection and prepare BEAM-302 for registrational development, we have expanded dose exploration in Part A of the Phase 1/2 trial and initiated enrollment in Part B. In Part A, we are enrolling a total of six patients each in the 60 mg and 75 mg cohorts and initiated screening for a multi-dose cohort of two 60 mg doses administered eight weeks apart. Continued dose escalation may also be evaluated based on ongoing safety and efficacy findings. In Part B, patients will initially receive 30 mg of BEAM-302, followed by additional dose escalation cohorts.

As of August 1, 2025, a total of 17 patients have been dosed in Part A, with follow-up ranging from three days to 14 months. All AEs were mild to moderate, with no serious AEs and no dose-limiting toxicities reported. All liver transaminase elevations continued to be Grade 1 or below and resolved to normal without intervention. All infusion-related reactions were mild to moderate. Treatment with BEAM-302 continued to demonstrate restoration of AAT physiology by inducing production of corrected and functional M-AAT, reducing circulating mutant Z-AAT, and correcting the disease-causing mutation in a dose-dependent manner as measured by the percent change in total circulating AAT from baseline. Changes in total and functional AAT levels and the ratio of circulating M-AAT to Z-AAT continued to be durable for all patients.

We expect to finalize dose selection for registrational development based on the totality of data from the BEAM-302 trial. Clinical data from Part A and Part B are expected to be shared in early 2026, along with an updated clinical development plan for BEAM-302 in patients with AATD.

In March 2025, the FDA cleared the investigational new drug application, or IND, for BEAM-302 for the treatment of AATD, enabling us to begin activating sites in the United States. In May 2025, the FDA granted regenerative medicine advanced therapy and orphan drug designations to BEAM-302.

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

Verve Therapeutics and Eli Lilly and Company

In April 2019, we entered into a collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, a company focused on gene editing for cardiovascular disease treatments, and in July 2022, we and Verve amended the Verve Agreement. Under the terms of the Verve Agreement, as amended, we granted Verve exclusive worldwide licenses under certain of our editing technologies for human therapeutic applications against a total of three liver-mediated, cardiovascular disease targets, including use of our base editing technology for each of these targets and use of certain of our gene editing technology for two of such targets. In exchange, we received shares of Verve common stock. In October 2023, we entered into a transfer and delegation agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize each of Verve’s base editing programs for cardiovascular disease, which consist of programs targeting PCSK9, ANGPTL3 and an undisclosed liver-mediated, cardiovascular target. In addition, Lilly acquired the right to receive any future milestone or royalty payments payable to us under the Verve Agreement. Under the terms of the Lilly Agreement, we received a $200.0 million payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events, of which $25.0 million has been received through June 30, 2025. There were no milestone payments received during the six months ended June 30, 2025.

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

We are an early-stage company, and the majority of our programs are at a preclinical or clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the six months ended June 30, 2025 and 2024 were $211.6 million and $189.7 million, respectively. As of June 30, 2025, we had an accumulated deficit of $1.8 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the six months ended June 30, 2025 and 2024, we recognized $15.9 million and $19.2 million of license and collaboration revenue, respectively.

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

Results of operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
License and collaboration revenue	$8,466	$11,772	$(3,306)
Operating expenses:
Research and development	101,758	87,041	14,717
General and administrative	26,859	29,626	(2,767)
Total operating expenses	128,617	116,667	11,950
Loss from operations	(120,151)	(104,895)	(15,256)
Other income (expense):
Change in fair value of derivative liabilities	1,147	5,500	(4,353)
Change in fair value of non-controlling equity investments	4,415	(7,586)	12,001
Change in fair value of contingent consideration liabilities	(28)	1,779	(1,807)
Interest and other income (expense), net	12,326	14,190	(1,864)
Total other income (expense)	17,860	13,883	3,977
Net loss before income taxes	$(102,291)	$(91,012)	$(11,279)
Provision for income taxes	—	(39)	39
Net loss	$(102,291)	$(91,051)	$(11,240)

License and collaboration revenue

License and collaboration revenue was $8.5 million and $11.8 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in revenue of $3.3 million is due to a decreased level of research activities on our license and collaboration programs. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis and Orbital Agreements.

Research and development expenses

Research and development expenses were $101.8 million and $87.0 million for the three months ended June 30, 2025 and 2024, respectively. The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
External research and development expenses	$39,817	$24,145	$15,672
Employee related expenses	27,623	23,026	4,597
Facility and IT related expenses	19,090	18,724	366
Stock-based compensation expense	14,832	18,804	(3,972)
Other expense (income)	396	2,342	(1,946)
Total research and development expenses	$101,758	$87,041	$14,717

The increase of $14.7 million was primarily due to the following:

•
An increase of $15.7 million in external research and development expenses driven by $15.1 million in outsourced services, primarily due to manufacturing and clinical activities and an increase in lab supply expenses of $0.6 million due to increased research activities when compared to the prior year;
•
An increase of $4.6 million of employee related expenses due to the increase in research and development employees from 364 as of June 30, 2024 to 401 as of June 30, 2025; and
•
An increase of $0.4 million in facility and IT related expenses, including depreciation, related to our leased facilities.

The increase was partially offset by the following:

•
A decrease of $4.0 million in stock-based compensation driven by the decline in our stock price and additional stock awards granted to employees in 2024; and
•
A decrease in other expenses of $1.9 million mostly driven by milestone payments during the three months ended June 30, 2024.

General and administrative expenses

General and administrative expenses were $26.9 million and $29.6 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $2.8 million was primarily due to the following:

•
A decrease of $3.3 million in stock-based compensation driven by the decline in our stock price and additional stock awards granted to employees in 2024;
•
A decrease of $0.2 million in other expenses; and
•
A decrease of $1.0 million in legal expenses.

The decrease in general and administrative expenses was partially offset by the following:

•
An increase of $1.6 million in employee related costs due to the growth in general and administrative employees from 97 as of June 30, 2024 to 108 as of June 30, 2025.

Change in fair value of derivative liabilities

During the three months ended June 30, 2025 and 2024, we recorded $1.1 million and $5.5 million of other income, respectively, primarily related to the change in fair value of success payment liabilities due to changes in the price of our common stock over the related periods as well as changes in our settlement liability. A portion of the success payment obligations was paid in June 2021; the remaining success payment obligations are still outstanding as of June 30, 2025 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the three months ended June 30, 2025 and 2024, we recorded $4.4 million of other income and $7.6 million of other expense, respectively, as a result of changes in the fair value of our investment in Verve and Prime common stock.

Change in fair value of contingent consideration liabilities

During the three months ended June 30, 2025 and 2024, we recorded less than $0.1 million of other expense and $1.8 million of other income, respectively, related to the change in fair value of the technology and product contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $12.3 million and $14.2 million for the three months ended June 30, 2025 and 2024, respectively. The change was primarily due to one-time credits received during the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
License and collaboration revenue	$15,936	$19,182	$(3,246)
Operating expenses:
Research and development	200,574	171,859	28,715
General and administrative	54,799	56,350	(1,551)
Total operating expenses	255,373	228,209	27,164
Loss from operations	(239,437)	(209,027)	(30,410)
Other income (expense):
Change in fair value of derivative liabilities	3,407	2,600	807
Change in fair value of non-controlling equity investments	2,334	(10,939)	13,273
Change in fair value of contingent consideration liabilities	(55)	1,646	(1,701)
Interest and other income (expense), net	22,190	26,039	(3,849)
Total other income (expense)	27,876	19,346	8,530
Net loss before income taxes	$(211,561)	$(189,681)	$(21,880)
Provision for income taxes	—	(39)	39
Net loss	$(211,561)	$(189,720)	$(21,841)

License and collaboration revenue

License and collaboration revenue was $15.9 million and $19.2 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in revenue of $3.3 million is due to a slightly decreased level of research activities on our license and collaboration programs. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis and Orbital Agreements.

Research and development expenses

Research and development expenses were $200.6 million and $171.9 million for the six months ended June 30, 2025 and 2024, respectively. The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
External research and development expenses	$74,154	$48,862	$25,292
Employee related expenses	56,865	47,595	9,270
Facility and IT related expenses	37,825	36,393	1,432
Stock-based compensation expense	30,565	36,449	(5,884)
Other expense (income)	1,165	2,560	(1,395)
Total research and development expenses	$200,574	$171,859	$28,715

The increase of $28.7 million was primarily due to the following:

•
An increase of $25.3 million in external research and development expenses driven by $24.5 million in outsourced services, primarily due to manufacturing and clinical activities and an increase in lab supply expenses of $0.8 million due to increased research activities when compared to the prior year;
•
An increase of $9.3 million of employee related expenses due to the increase in research and development employees from 364 as of June 30, 2024 to 401 as of June 30, 2025; and
•
An increase of $1.4 million in facility and IT related expenses, including depreciation, related to our leased facilities.

The increase was partially offset by the following:

•
A decrease of $5.9 million in stock-based compensation driven by the decline in our stock price and additional stock awards granted to employees in 2024; and
•
A decrease in other expenses of $1.4 million driven by milestone payments during the six months ended June 30, 2024.

General and administrative expenses

General and administrative expenses were $54.8 million and $56.4 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $1.6 million was primarily due to the following:

•
A decrease of $4.0 million in stock-based compensation driven by the decline in our stock price and additional stock awards granted to employees in 2024;
•
A decrease of $0.5 million in legal expenses;
•
A decrease of $0.5 million in other expenses; and
•
A decrease of $0.2 million in facility and IT allocated costs, including depreciation, related to our leased facilities.

The decrease in general and administrative expenses was partially offset by the following:

•
An increase of $3.6 million in employee related costs due to the growth in general and administrative employees from 97 as of June 30, 2024 to 108 as of June 30, 2025.

Change in fair value of derivative liabilities

During the six months ended June 30, 2025 and 2024, we recorded $3.4 million and $2.6 million of other income, respectively, primarily related to the change in fair value of success payment liabilities due to changes in the price of our common stock over the related periods as well as changes in our settlement liability. A portion of the success payment obligations was paid in June 2021; the remaining success payment obligations are still outstanding as of June 30, 2025 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the six months ended June 30, 2025 and 2024, we recorded $2.3 million other income and $10.9 million of other expense, respectively, as a result of changes in the fair value of our investment in Verve and Prime common stock.

Change in fair value of contingent consideration liabilities

During each of the six months ended June 30, 2025 and 2024, we recorded less than $0.1 million of other expense and $1.6 million of other income, respectively, related to the change in fair value of the technology and product contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $22.2 million and $26.0 million for the six months ended June 30, 2025 and 2024, respectively. The change was primarily due to lower interest rates as of June 30, 2025 compared to June 30, 2024 and one-time credits received during the six months ended June 30, 2024.

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

In March 2025, we closed an underwritten public offering of 16,151,686 shares of common stock at a public offering price of $28.48 per share and pre-funded warrants to purchase 1,404,988 shares of common stock at a purchase price of $28.47 per pre-funded warrant for aggregate net proceeds of $470.5 million, after deducting underwriting discounts, commissions and approximately $0.8 million related to legal, accounting and other fees in connection with the offering.

We have entered into the Sales Agreement with Jefferies pursuant to which we are entitled to offer and sell, from time to time at prevailing market prices, shares of our common stock having aggregate gross proceeds of up to $1.1 billion. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of June 30, 2025, we have sold 13,769,001 shares of common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by us. There were no shares sold under the Sales Agreement during the six months ended June 30, 2025.

As of June 30, 2025, we had $1.2 billion in cash, cash equivalents, and marketable securities.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$(180,334)	$(182,756)
Net cash provided by (used in) investing activities	(295,500)	34,029
Net cash provided by (used in) financing activities	474,488	3,030
Net change in cash, cash equivalents and restricted cash	$(1,346)	$(145,697)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2025 was $180.3 million, including our net loss of $211.6 million, decreases in accrued expenses and other liabilities of $8.6 million, deferred revenue of $15.9 million, operating lease liabilities totaling $6.6 million and a decrease in other long-term liabilities of $0.1 million. In addition, noncash items, including the amortization of investment premiums of $8.5 million, a net decrease in the fair value of derivative liabilities of $3.4 million and an increase in the fair value of non-controlling equity investments of $2.3 million also contributed to net cash used in operating activities.

These uses of cash were partially offset by an increase in accounts payable of $6.4 million, a decrease of $2.8 million in prepaid expenses and other current assets and an increase of less than $0.1 million in the fair value of our contingent consideration liabilities. In addition, we recorded noncash items consisting of stock-based compensation expense of $51.0 million, depreciation and amortization expense of $11.1 million and a decrease in operating lease right-of-use, or ROU, assets of $5.3 million.

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

Investing activities

For the six months ended June 30, 2025, cash used in investing activities consisted of net purchases of marketable securities of $289.3 million and purchases of property and equipment of $6.2 million.

For the six months ended June 30, 2024, cash provided by investing activities consisted of net maturities of marketable securities of $38.4 million, partially offset by purchases of property and equipment of $4.4 million.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2025 consisted of $470.5 million of proceeds from the March 2025 issuance of common stock and pre-funded warrants, $1.5 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, or ESPP, and $2.5 million of proceeds from the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2024 consisted of $1.9 million of proceeds from the exercise of stock options and $1.4 million of proceeds from the issuance of common stock under our ESPP, offset in part by repayments of equipment financing liabilities of $0.3 million.

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

We expect that our cash, cash equivalents and marketable securities at June 30, 2025 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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
•
the payment of success liabilities to Harvard and Broad Institute pursuant to the respective terms of the Harvard License Agreement and the Broad License Agreement, should we choose to pay in cash;
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

We lease certain assets under noncancelable operating and finance leases. The leases relate primarily to office space and laboratory space. As of June 30, 2025, aggregate future minimum commitments under these office and laboratory leases are $219.7 million, of which $16.4 million will be payable in 2025. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

During the six months ended June 30, 2025, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $1.2 billion, which consisted of cash, money market funds, commercial paper and corporate and government securities. Our cash and cash equivalents are primarily maintained in accounts with multiple financial institutions in the United States. At times, we may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the European Medicines Agency and its Committee for Medicinal Products for Human Use, play a critical role in the development of our product candidates by providing guidance on our clinical development programs and reviewing and approving our regulatory submissions, including investigational new drug applications, or INDs, requests for special designations, and marketing applications. If these oversight and review activities are disrupted or delayed, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review, and approval of our product candidates. Pursuant to President Trump’s E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the U.S. Department of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and reduction in force, or RIF, across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the RIF reportedly did not specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. As of July 15, 2025, there has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of a new drug application due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself, because for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

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

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and the FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S.; and threatening to deny access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

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

Changes in U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations

The new U.S. administration has initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, an executive order issued by the new administration announced a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related imports, among others). Earlier the administration imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures including Canada and China who then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the United States. delayed the effective date of such tariffs for all countries except China. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 10, 2025. Three other countries, the United Kingdom, Vietnam and Indonesia, have also reached deals with the U.S. that include reduced tariff rates and other measures. The administration has not indicated the effective date for these deals. Recently, the administration announced an extension of the deadline for the effective date of the country-specific tariffs for all remaining countries until August 1, 2025. The 10% baseline reciprocal tariff announced in April 2025 remains in effect, in addition to the other tariffs on China (which were a minimum of an additional 20% as of July 15, 2025) and Canada and Mexico (which were 25% for goods that are not covered by the USMCA as of July 15, 2025).

Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation and that the President must decide whether to act within 90 days of receiving the report.

The extent and duration of increased tariffs and trade restrictions and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors. If we are unable to mitigate these risks through supply chain adjustments or other measures, our business, financial condition and results of operations could be materially adversely affected.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities and cash tax obligations. For example, the Inflation Reduction Act, or the IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBBA, was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

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

As a result of the declaration of interference, an adversarial proceeding in the USPTO before the PTAB has been initiated, which is declared to ultimately determine priority, specifically and which party was first to invent the claimed subject matter. An interference is typically divided into two phases. The first phase is referred to as the motions or preliminary motions phase while the second is referred to as the priority phase. In the first phase, each party may raise issues including but not limited to those relating to the patentability of a party’s claims based on prior art, written description, and enablement. A party also may seek an earlier priority benefit or may challenge whether the declaration of interference was proper in the first place. Priority, or a determination of who first invented the commonly claimed invention, is determined in the second phase of an interference. The ten University of California patent applications and the 13 U.S. patents and one U.S. patent application co-owned by the Boston Licensing Parties involved in U.S. Interference No. 106,115 generally relate to CRISPR/Cas9 systems or eukaryotic cells comprising CRISPR/Cas9 systems having fused or covalently linked RNA and the use thereof in eukaryotic cells. On February 28, 2022, the PTAB issued a decision that the Boston Licensing Parties have priority of invention over University of California with respect to a single RNA CRISPR-Cas9 system that functions in eukaryotic cells. On May 12, 2025, the CAFC affirmed-in-part and vacated-in-part the PTAB’s decision and remanded it back to the PTAB for further review. We cannot predict with any certainty when a decision will be made. There can be no assurance that the U.S. interference will be resolved in favor of the Boston Licensing Parties. If the U.S. interference resolves in favor of University of California, or if the Boston Licensing Parties’ patents and patent application are narrowed, invalidated, or held unenforceable, we may lose the ability to license the optioned patents and patent application and our ability to commercialize our product candidates may be adversely affected if we cannot obtain a license to relevant third party patents that cover our product candidates. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
John Evans (Chief Executive Officer)	Adoption (May 16, 2025)	Rule 10b5-1 trading arrangement	Sale	Until June 30, 2026, or such earlier date upon which all transactions are completed or expire without execution.	Up to 200,000 shares(1)

(1)
Consists of shares issuable upon exercise of options to purchase the Company’s common stock pursuant to the Rule 10b5-1 trading arrangement. Such shares represent less than 10% of the total number of shares of common stock beneficially owned by Mr. Evans.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Second Amended and Restated Bylaws of Beam Therapeutics Inc.	10-K	001-39208	02/28/2023	3.2

10.1+	Amended and Restated Non-Employee Director Compensation Policy, dated June 2, 2025.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

BEAM THERAPEUTICS INC.

Date: August 5, 2025	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

BEAM THERAPEUTICS INC.

Date: August 5, 2025	By:	/s/ Sravan Emany
Sravan Emany
Chief Financial Officer
(Principal financial officer)