Form 10-Q
period 2025-09-30
Beam Therapeutics Inc.
filed 2025-11-04
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of registrant’s common stock outstanding as of October 28, 2025 was 101,474,944.

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
•
our expectations regarding the initiation, timing, progress and results of our clinical trials, including our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-302 for the treatment of alpha-1 antitrypsin deficiency, our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-301 for the treatment of glycogen storage disease type 1a, and our Phase 1 healthy volunteer clinical trial of BEAM-103;
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
•
our expectations regarding the strategic and other potential benefits of our acquisition of any additional technologies, as well as the potential of contingent payments in connection with such acquisitions;
•
our estimates regarding the period over which we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements; and
•
the impact on our business of macro-economic conditions, as well as the prevailing level of macro-economic, business, and operational uncertainty, including as a result of geopolitical events, federal government shutdowns, the imposition of new or revised global trade tariffs or other global or regional events.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$267,960	$281,967
Marketable securities	807,010	568,773
Prepaid expenses and other current assets	23,577	27,409
Total current assets	1,098,547	878,149
Property and equipment, net	108,290	111,412
Restricted cash	6,656	8,144
Operating lease right-of-use assets	96,995	104,865
Other assets	593	1,254
Total assets	$1,311,081	$1,103,824
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,545	$3,871
Accrued expenses and other current liabilities	42,314	47,468
Current portion of derivative liabilities	6,500	8,400
Current portion of deferred revenue	110,320	108,858
Current portion of lease liability	12,688	13,469
Current portion of consideration liabilities	1,192	—
Total current liabilities	182,559	182,066
Long-term lease liability	138,732	147,956
Long-term portion of contingent consideration liabilities	6,708	1,131
Long-term portion of deferred revenue	10,160	33,218
Long-term portion of derivative liabilities	6,654	5,404
Other liabilities	266	504
Total liabilities	345,079	370,279
Commitments and contingencies (See Note 7, License agreements and Note 8, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 101,359,765 and 83,633,069 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,014	836
Additional paid-in capital	2,855,118	2,298,661
Accumulated other comprehensive (loss) income	790	679
Accumulated deficit	(1,890,920)	(1,566,631)
Total stockholders’ equity	966,002	733,545
Total liabilities and stockholders’ equity	$1,311,081	$1,103,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License and collaboration revenue	$9,698	$14,269	$25,634	$33,451
Operating expenses:
Research and development	109,769	94,258	310,343	266,117
General and administrative	26,740	26,515	81,539	82,865
Total operating expenses	136,509	120,773	391,882	348,982
Loss from operations	(126,811)	(106,504)	(366,248)	(315,531)
Other income (expense):
Change in fair value of derivative liabilities	(2,757)	(200)	650	2,400
Change in fair value of non-controlling equity investments	4,937	(2,064)	7,271	(13,003)
Change in fair value of contingent consideration liabilities	1,000	(27)	945	1,619
Interest and other income (expense), net	10,903	12,127	33,093	38,166
Total other income (expense)	14,083	9,836	41,959	29,182
Net loss before income taxes	(112,728)	(96,668)	(324,289)	(286,349)
Provision for income taxes	—	—	—	(39)
Net loss	$(112,728)	$(96,668)	$(324,289)	$(286,388)
Unrealized gain (loss) on marketable securities	780	2,869	111	1,155
Comprehensive loss	$(111,948)	$(93,799)	$(324,178)	$(285,233)
Net loss per common share, basic and diluted	$(1.10)	$(1.17)	$(3.32)	$(3.49)
Weighted-average common shares outstanding, basic and diluted	102,570,801	82,410,095	97,567,229	82,141,383

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

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	83,633,069	$836	$2,298,661	$679	$(1,566,631)	$733,545
Purchase of common stock under ESPP	90,436	1	1,500	—	—	1,501
Issuance of common stock and pre-funded warrants, net of issuance costs of $30.8 million	16,151,686	162	470,316	—	—	470,478
Vesting of restricted common stock	607,196	6	(6)	—	—	—
Stock-based compensation	—	—	26,682	—	—	26,682
Exercise of common stock options	74,707	1	718	—	—	719
Other comprehensive income (loss)	—	—	—	(519)	—	(519)
Net loss	—	—	—	—	(109,270)	(109,270)
Balance at March 31, 2025	100,557,094	$1,006	$2,797,871	$160	$(1,675,901)	$1,123,136
Issuance of common stock and pre-funded warrants, net of issuance costs of $30.8 million	—	—	(4)	—	—	(4)
Vesting of restricted common stock	81,163	1	(1)	—	—	—
Stock-based compensation	—	—	24,367	—	—	24,367
Exercise of common stock options	120,491	1	1,754	—	—	1,755
Other comprehensive income (loss)	—	—	—	(150)	—	(150)
Net loss	—	—	—	—	(102,291)	(102,291)
Balance at June 30, 2025	100,758,748	$1,008	$2,823,987	$10	$(1,778,192)	$1,046,813
Purchase of common stock under ESPP	84,272	1	1,262	—	—	1,263
Vesting of restricted common stock	95,580	1	(1)	—	—	—
Stock-based compensation	—	—	22,747	—	—	22,747
Issuance of common stock for acquisition	403,128	4	6,711	—	—	6,715
Exercise of common stock options	18,037	—	412	—	—	412
Other comprehensive income (loss)	—	—	—	780	—	780
Net loss	—	—	—	—	(112,728)	(112,728)
Balance at September 30, 2025	101,359,765	$1,014	$2,855,118	$790	$(1,890,920)	$966,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(324,289)	$(286,388)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,626	16,482
Amortization of investment discount (premiums)	(12,700)	(18,125)
In-process research and development charge	14,507	—
Stock-based compensation expense	73,796	90,444
Change in operating lease right-of-use assets	7,870	7,193
Change in fair value of derivative liabilities	(650)	(2,400)
Change in fair value of contingent consideration liabilities	(945)	(1,619)
Change in fair value of non-controlling equity investments	(7,271)	13,003
Realized loss (gain) on sale of marketable securities	399	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,452	2,458
Accounts payable	4,846	2,357
Accrued expenses and other liabilities	(6,613)	(53,610)
Operating lease liabilities	(10,005)	(9,676)
Deferred revenue	(21,597)	(31,451)
Other long-term liabilities	(239)	451
Net cash provided by (used in) operating activities	(261,813)	(270,881)
Investing activities
Purchases of property and equipment	(11,212)	(5,976)
Purchases of marketable securities	(848,754)	(486,439)
Maturities of marketable securities	624,456	551,142
Proceeds from sale of marketable securities	5,743	—
Cash paid for acquisition, net	(78)	—
Net cash provided by (used in) investing activities	(229,845)	58,727
Financing activities
Proceeds from issuance of common shares and pre-funded warrants, net of issuance costs	470,513	—
Proceeds from issuances of stock under ESPP	2,764	2,622
Repayment of equipment financings	—	(485)
Proceeds from exercise of stock options	2,886	2,155
Net cash provided by (used in) financing activities	476,163	4,292

Net change in cash, cash equivalents and restricted cash	(15,495)	(207,862)
Cash, cash equivalents and restricted cash—beginning of period	290,111	444,614
Cash, cash equivalents and restricted cash—end of period	$274,616	$236,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$32

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$3,126	$451
Operating lease liabilities arising from obtaining right-of-use assets	$—	$(1,010)
Contingent consideration liabilities assumed in acquisition	$7,715	$—
Fair value of equity instruments issued in connection with acquisition	$6,715	$—

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

The Company has entered into an at the market sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of September 30, 2025, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by the Company. There were no shares sold under the Sales Agreement during the three and nine months ended September 30, 2025.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.9 billion as of September 30, 2025. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of September 30, 2025 of $1.1 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Recently announced accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The amendments in this update expand income tax disclosure requirements, including additional information pertaining to the rate reconciliation, income taxes paid, and other disclosures. This update is effective for annual periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, this ASU introduces a scope exception for contracts that are not exchange-traded and whose underlying value is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. The amendments are effective for the Company for the year ending June 30, 2028, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$267,960	$230,203
Restricted cash	6,656	6,549
Total cash, cash equivalents, and restricted cash	$274,616	$236,752

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements	$102,248	$101,195
Lab equipment	76,400	71,788
Furniture and fixtures	4,836	4,836
Computer equipment	3,170	3,170
Construction in process	10,237	2,530
Total property and equipment	196,891	183,519
Less accumulated depreciation	(88,601)	(72,107)
Property and equipment, net	$108,290	$111,412

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$5,560	$5,475	$16,626	$16,482

4. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities, corporate equity securities, contingent consideration liabilities related to acquisitions, success payment derivative liabilities pursuant to the license agreement, or the Harvard License Agreement, between President and Fellows of Harvard University, or Harvard, and the Company, the license agreement, or the Broad License Agreement, between The Broad Institute, Inc., or Broad Institute, and the Company, and settlement payment derivative liabilities associated with a settlement agreement between the Company and a research institution.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at September 30, 2025 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$258,003	$258,003	$258,003	$—	$—
Commercial paper	9,957	9,957	—	9,957	—
Marketable securities:
Commercial paper	329,181	329,181	—	329,181	—
Corporate notes	156,764	156,764	—	156,764	—
U.S. Treasury securities	284,278	284,278	—	284,278	—
U.S. Government securities	27,877	27,877	—	27,877	—
Corporate equity securities	8,910	8,910	8,910	—	—
Total assets	$1,074,970	$1,074,970	$266,913	$808,057	$—

Liabilities
Success payment liability – Harvard	$2,900	$2,900	$—	$—	$2,900
Success payment liability – Broad Institute	3,600	3,600	—	—	3,600
Derivative settlement liability	6,654	6,654	—	—	6,654
Contingent consideration liability milestones	7,900	7,900	—	—	7,900
Total liabilities	$21,054	$21,054	$—	$—	$21,054

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

During the three months ended September 30, 2025, Eli Lilly and Company, or Lilly, completed its acquisition of Verve Therapeutics, Inc., or Verve. The Company received total proceeds of $5.7 million for its 546,970 shares of Verve and recorded a realized loss of $0.4 million during the three months ended September 30, 2025, presented in "Interest and other income (expense), net" in the condensed consolidated statements of operations and other comprehensive loss. The shares were previously classified as marketable securities on the Company's condensed consolidated balance sheet and measured at fair value. There were no other realized gains or losses from the sale of marketable securities during the three or nine months ended September 30, 2025. Proceeds from the sale are reflected in investing activities on the condensed consolidated statements of cash flows.

As of September 30, 2025 the Company holds an investment in Prime Medicine, Inc., or Prime, consisting of 1,608,337 shares of Prime's common stock valued at $8.9 million, which is included in marketable securities in the condensed consolidated balance sheet.

Pursuant to ASC 825, Financial instruments, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s condensed consolidated statements of operations.

The following table summarizes other income (expense) recorded due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other income (expense)	$4,937	$(2,064)	$7,271	$(13,003)

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

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Fair value of common stock (per share)	$24.27	$24.80	$24.27	$24.80
Expected volatility	74%	78%	75%	81%
Expected term (years)	0.02-3.74	0.03-4.49	0.02-4.61	0.03-5.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Nine Months Ended September 30, 2025
	Harvard	Broad Institute	Total
Balance at December 31, 2024	$3,900	$4,500	$8,400
Change in fair value	(1,000)	(900)	(1,900)
Balance at September 30, 2025	$2,900	$3,600	$6,500

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

The following assumptions were incorporated in the calculation of the fair value of the derivative liability:

Milestones
	September 30, 2025	December 31, 2024
Discount rate	10.00%	10.00%
Probability of achievement of settlement payments	3%-44%	3%-44%
Projected year of achievement of settlement payments	2026-2038	2027-2038

The following table reconciles the change in fair value of the derivative liability based on level 3 inputs (in thousands):

Nine Months Ended September 30, 2025
Total
Balance at December 31, 2024	$5,404
Change in fair value	1,250
Balance at September 30, 2025	$6,654

The following table summarizes the expense (income) resulting from the change in the fair value of the derivative settlement liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Change in fair value of derivative settlement liability	$157	$—	$1,250	$—

Contingent consideration liabilities – On July 1, 2025, the Company acquired an early-stage life sciences company, which was consolidated by the Company under ASC 810 as the Company determined that the acquiree is a variable interest entity and that the Company is the primary beneficiary through its 100% ownership interest. The total consideration paid was $14.5 million, which is comprised of an upfront payment of 403,128 shares of the Company’s common stock valued at $6.7 million, contingent consideration payments based on the achievement of certain development, clinical and commercial milestones valued at $7.7 million and $0.1 million of seller transaction expenses. The maximum amount of the milestone payments is $89.0 million. The primary asset acquired included in-process research and development valued at $14.5 million upon acquisition. As no alternative future use was identified for the acquired in-process research and development, the Company expensed the full fair value of the asset as research and development expense upon acquisition.

Milestone payments are payable at the Company’s sole discretion in cash or in shares of the Company's common stock (valued using a volume-weighted average price). As these milestones are payable with a variable number of shares of the Company’s common stock, the milestone payments result in liability classification under ASC 480, Distinguishing Liabilities from Equity. These contingent consideration liabilities are carried at fair value which was estimated by applying a probability-based model, which utilized inputs based on timing of achievement that were unobservable in the market. These contingent consideration liabilities are classified within Level 3 of the fair value hierarchy and had a fair value of $7.7 million as of the acquisition date.

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

Contingent consideration liability milestones
September 30, 2025
Discount rate	10.00%
Probability of achievement	2-32%
Projected year of achievement	2026-2037

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

Nine Months Ended September 30, 2025
Contingent consideration liability milestones
Balance at July 1, 2025 (inception)	$7,715
Change in fair value	185
Balance at September 30, 2025	$7,900

During the three months ended September 30, 2025, the Company assessed the fair value of the contingent consideration liabilities related to potential technology and product milestone payments from its prior acquisition of Guide Therapeutics, Inc. The Company determined that the fair value of the underlying technology and product milestones was zero and such milestones were removed from the Company's balance sheet as of September 30, 2025. The reduction in the fair value of the contingent consideration liabilities is presented on the Company's statements of operations and other comprehensive loss as "Change in fair value of contingent consideration liabilities".

5. Marketable securities

The following table summarizes the Company’s marketable securities held at September 30, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$329,074	$118	$(11)	$329,181
Corporate notes	156,651	126	(13)	156,764
U.S. Treasury securities	283,717	569	(8)	284,278
U.S. Government securities	27,868	11	(2)	27,877
Corporate equity securities	8,910	—	—	8,910
Total	$806,220	$824	$(34)	$807,010

The following table summarizes the Company’s marketable securities held at December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$181,095	$210	$(9)	$181,296
Corporate notes	100,175	103	(113)	100,165
U.S. Treasury securities	164,491	289	(10)	164,770
U.S. Government securities	114,552	235	(26)	114,761
Corporate equity securities	7,781	—	—	7,781
Total	$568,094	$837	$(158)	$568,773

The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2025, the balance in accumulated other comprehensive (loss) income was related to marketable debt securities.

During the three months ended September 30, 2025, Lilly, completed its acquisition of Verve and as a result, the Company received total proceeds of $5.7 million for its 546,970 shares of Verve. The sale resulted in a realized loss of $0.4 million, recorded in "Interest and other income (expense), net" in the Company's statements of operations and other comprehensive loss. There were no other realized gains or losses from the sale of marketable securities during the three or nine months ended September 30, 2025.

The Company holds debt securities of companies with high credit quality and has determined that there were no credit losses on any of its debt securities.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Research costs	16,110	11,179
Employee compensation and related benefits	16,501	21,572
Process development and manufacturing costs	3,312	3,525
Professional fees	3,680	3,381
Other	2,711	7,811
Total	$42,314	$47,468

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of September 30, 2025, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	September 30, 2025	December 31, 2024
Harvard success payment liability	$2,900	$3,900

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Change in fair value of Harvard success payment liability	$1,200	$100	$(1,000)	$(1,200)

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of September 30, 2025, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	September 30, 2025	December 31, 2024
Broad Institute success payment liability	$3,600	$4,500

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Change in fair value of Broad Institute success payment liability	$1,400	$100	$(900)	$(1,200)

8. Collaboration and license agreements

Eli Lilly and Company

In October 2023, the Company entered into a Transfer and Delegation Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Company’s amended collaboration and license agreement, or the Verve Agreement, with Verve, including the Company’s opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease (see discussion below related to the Verve Agreement). The Company granted Lilly an exclusive sublicense to the Verve technology originally licensed to the Company under the Verve Agreement. Lilly also acquired the right to receive any future milestone or royalty payments payable by Verve under the Verve Agreement and the rights and obligations to designate representatives and participate on the joint steering committee with Verve. The Company received a $200.0 million nonrefundable upfront payment and is eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events, of which $25.0 million has been received through September 30, 2025. As of September 30, 2025, there was no deferred revenue related to the Lilly Agreement and no milestone revenue was recognized in the three and nine months ended September 30, 2025.

Orbital

In September 2022, the Company entered into a License and Research Collaboration Agreement, or the Orbital Agreement, with Orbital Therapeutics, Inc., or Orbital. Under the terms of the Orbital Agreement, the Company collaborated with Orbital to advance nonviral delivery and ribonucleic acid, or RNA, technology by providing Orbital with certain proprietary materials, a non-exclusive research license to certain RNA technology and nonviral delivery technology controlled by the Company, and by performing research and development support services as outlined in a research plan. The Company also granted Orbital an exploitation license to certain RNA technology and nonviral delivery technology controlled by the Company. The exploitation license was exclusive in the fields of vaccines and certain protein therapeutics during the research term, and after the research term is nonexclusive in all fields other than gene editing and conditioning. The collaboration is managed on an overall basis by a Joint Steering Committee, or JSC, comprised of an equal number of representatives from the Company and Orbital.

In exchange for the licenses and services provided by the Company under the Orbital Agreement, the Company received a non-exclusive research license to certain RNA technology and nonviral delivery technology controlled by Orbital, and research and development support services as outlined in a research plan. Orbital also granted the Company an exploitation license to certain RNA technology and nonviral delivery technology controlled by Orbital. The exploitation license was exclusive in the fields of gene editing and conditioning during the research term, and after the research term is nonexclusive in all fields other than vaccines and certain protein therapeutics. The Company also received 75 million shares of Orbital’s common stock at closing. The Company accounts for its investment in Orbital under the equity method of accounting.

The research plan had a term of three years and ended in September 2025. Either party may terminate the licenses granted to it under the Orbital Agreement for convenience on a product-by-product basis at any time by providing 90 days’ prior written notice.

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

The Company concluded that the research and exploitation licenses are not distinct from the other promises in the Orbital Agreement, and as such the Company has determined that the licenses combined with the research and development services, know-how transfers, committee participation and materials transfer represent a combined performance obligation. The Company recognized revenue associated with the Orbital performance obligation over time as it was satisfied during the term of the Orbital Agreement, which was three years. The Company recognized $2.1 million and $6.4 million of revenue related to the Orbital Agreement during each of the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was no remaining deferred revenue related to the Orbital Agreement.

On October 10, 2025, Bristol Myers Squibb announced that it and Orbital had entered into a definitive merger agreement pursuant to which Bristol Myers Squibb will acquire Orbital for $1.5 billion in cash. As of the announcement, Beam held 75 million shares of Orbital common stock, which represented a fully-diluted ownership stake of approximately 17%. The acquisition is subject to the satisfaction of closing conditions, and the sale price is subject to certain price adjustments and holdbacks. As a result, the Company is unable to predict the timing and final amount of proceeds it may receive from the transaction, if any, with certainty.

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

The Company recognizes revenue for each performance obligation as it is satisfied during the term of the agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which includes each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue is recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represents the Company’s best estimate of the period of the obligation. The Company did not recognize any revenue related to the Pfizer Agreement during the three and nine months ended September 30, 2025 and recognized $2.7 million and $8.4 million of revenue related to the Pfizer Agreement during the three and nine months ended September 30, 2024, respectively. The initial four year term of the collaboration extends through December 2025 with an option to extend for an additional year. If the agreement is not extended, the remaining deferred revenue will be recognized at that time. As of September 30, 2025, there was $99.0 million and $10.2 million of current and long-term deferred revenue, respectively, related to the Pfizer Agreement.

Apellis Pharmaceuticals

In June 2021, the Company entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of the Company’s base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, the Company will conduct preclinical research on six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis has an exclusive option to license any or all of the six programs, or in each case, an Opt-In Right, and collectively, the Opt-In Rights, and will assume responsibility for subsequent development. As of September 30, 2025, Apellis notified the Company of its decision to opt-in to one of the six base editing programs. As a result of Apellis' decision to opt-in to the program, the Company received a cash opt-in fee of $3.8 million which was recognized as revenue during the three months ended September 30, 2025. The Company may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to one program licensed under the collaboration. The collaboration is managed on an overall basis by an alliance steering committee formed by an equal number of representatives from the Company and Apellis.

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

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. The Company recognized $7.6 million and $19.3 million of revenue related to the Apellis Agreement during the three and nine months ended September 30, 2025, respectively, which includes the $3.8 million of revenue related to Apellis' decision to opt-in to one of the six base editing programs. For the three and nine months ended September 30, 2024, the Company recognized $8.5 million and $16.7 million of revenue related to the Apellis Agreement, respectively. As of September 30, 2025, there was $11.3 million of current deferred revenue related to the Apellis Agreement.

9. Common stock and pre-funded common stock warrants

The Company has entered into the Sales Agreement with Jefferies pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of September 30, 2025, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by the Company. There were no shares sold under the Sales Agreement during the three and nine months ended September 30, 2025.

In March 2025, the Company closed an underwritten public offering of 16,151,686 shares of the Company’s common stock at a public offering price of $28.48 per share as well as pre-funded warrants to purchase 1,404,988 shares of the Company's common stock at a purchase price of $28.47 (representing the price of $28.48 per share minus the $0.01 per share exercise price of such pre-funded warrant). The pre-funded warrants are immediately exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. After underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $470.5 million. No pre-funded warrants have been exercised through September 30, 2025.

10. Stock option and grant plan

2019 equity incentive plan

As of September 30, 2025, the Company had 16,110,616 shares reserved including 1,807,487 shares available for future issuance, pursuant to the Beam Therapeutics Inc. 2019 Equity Incentive Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$13,840	$18,371	$44,405	$54,819
General and administrative	8,907	11,188	29,391	35,625
Total stock-based compensation expense	$22,747	$29,559	$73,796	$90,444

Stock options

The following table provides a summary of stock option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2024	9,605,542	$38.62
Granted	2,672,384	24.45
Exercised	(213,235)	13.53
Forfeited	(516,463)	43.43
Outstanding at September 30, 2025	11,548,228	35.60
Exercisable as of September 30, 2025	7,058,137	$40.61

The weighted-average grant date fair value per share of stock options granted in the nine months ended September 30, 2025 was $17.49. As of September 30, 2025, there was $84.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.5 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2024	2,576,855	$36.98
Issued	1,289,927	19.47
Vested	(783,939)	46.31
Forfeited	(300,958)	25.00
Unvested as of September 30, 2025	2,781,885	$27.53

At September 30, 2025, there was approximately $57.3 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 2.5 years.

2019 employee stock purchase plan

The Company issued 174,708 and 135,187 shares under the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had 3,590,328 shares available for issuance under the ESPP.

Stock-based compensation recognized under the ESPP for the three and nine months ended September 30, 2025 was $0.4 million and $1.2 million, respectively. The Company recognized stock-based compensation under the ESPP of $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively.

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

	As of September 30,
	2025	2024
Unvested restricted stock	2,781,885	3,213,366
Outstanding options to purchase common stock	11,548,228	10,044,622
Total	14,330,113	13,257,988

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(112,728)	$(96,668)	$(324,289)	$(286,388)
Denominator:
Weighted average common shares outstanding, basic and diluted	102,570,801	82,410,095	97,567,229	82,141,383
Net loss per common share, basic and diluted	$(1.10)	$(1.17)	$(3.32)	$(3.49)

12. Income taxes

During the three and nine months ended September 30, 2025 and 2024, the Company recorded a full valuation allowance on federal and state deferred tax assets since there is insufficient evidence that the deferred tax assets are more likely than not realizable. The Company did not have any tax provision for the nine months ended September 30, 2025 and recorded a tax provision of less than $0.1 million for the nine months ended September 30, 2024.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which includes a broad range of tax reform provisions. The OBBBA made permanent certain provision of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest limitations. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The tax provision for the nine months ended September 30, 2025 was not impacted due to the full valuation allowance on deferred tax assets. The legislation could impact the Company’s annual disclosure of its deferred tax assets depending on elections made for the expensing of capitalized research and development costs.

13. Related party transactions

Orbital

As described in Note 8, the Company has significant influence over, but does not control, Orbital through its noncontrolling representation on Orbital's board of directors and the Company’s equity interest in Orbital. The Company and Orbital are also parties to a collaboration and license agreement and have multiple common board members.

Founders

The Company made payments of $0.3 million to its founding shareholders for scientific consulting and other expenses for each of the nine months ended September 30, 2025 and 2024, respectively.

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

The table below provides information about the Company’s segment, including significant expenses, other segment items, certain other segment expenses, and a reconciliation to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License and collaboration revenue	$9,698	$14,269	$25,634	$33,451
Research and development expenses
External research and development expenses*	33,565	33,420	107,879	82,988
Employee related expenses*	27,636	23,899	84,502	71,494
General and administrative expenses
External general and administrative expenses*	6,589	6,078	18,265	18,774
Employee related expenses*	10,145	8,179	30,578	24,904
Facility and information technology related expenses*	15,116	14,568	44,076	42,445
Depreciation and amortization	5,560	5,475	16,626	16,482
Stock-based compensation	22,747	29,559	73,796	90,444
Interest and other income	(10,903)	(12,127)	(33,093)	(38,166)
Income tax expense	—	—	—	39
Other segment items	11,971	1,886	7,294	10,435
Net income (loss)	$(112,728)	$(96,668)	$(324,289)	$(286,388)

* Denotes significant segment expense

Other segment items includes:

•
Change in fair value of derivative liabilities
•
Change in fair value of non-controlling equity investments
•
Change in fair value of contingent consideration liabilities
•
Loss from equity method investment
•
Milestone expense
•
License and sublicenses fees
•
In-process research and development charges

15. Subsequent Events

On October 10, 2025, Bristol Myers Squibb announced that it and Orbital had entered into a definitive merger agreement pursuant to which Bristol Myers Squibb will acquire Orbital for $1.5 billion in cash. As of the announcement, Beam held 75 million shares of Orbital common stock, which represented a fully-diluted ownership stake of approximately 17%. The acquisition is subject to the satisfaction of closing conditions, and the sale price is subject to certain price adjustments and holdbacks. As a result, the Company is unable to predict the timing and final amount of proceeds it may receive from the transaction, if any, with certainty.

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

We are conducting a Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-101 for the treatment of sickle cell disease, which we refer to as our BEACON trial. The BEACON trial includes up to 45 patients ages 18 to 35 with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with BEAM-101, patients are assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients are also assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, HbF levels, and quality of life assessments. The adult and adolescent enrollment targets for BEACON have been achieved. The U.S. Food and Drug Administration, or the FDA, has granted orphan drug designation and regenerative medicine advanced therapy designation to BEAM-101.

In November 2025, we disclosed updated data from the BEACON trial in an abstract for a presentation at the American Society of Hematology 2025 Annual Meeting, or ASH. The abstract contained preliminary data as of June 16, 2025, from 26 patients in the trial, with follow up ranging from 1.0 to 18.7 months. The presentation data included the following:

•
Mean total Hb increased to 12.1 (range: 9.0–14.7) grams per deciliter, or g/dL, by month one (n=24) and 15.6 (range: 11.9–18.6) g/dL by month six (n=11), and was sustained through follow-up. Four patients had total Hb levels above the normal range beyond month six without any associated clinical manifestations or need for therapeutic intervention. Mean endogenous HbF levels exceeded 60% and mean sickling HbS levels were less than 40% by month one, which was sustained through last follow-up. At month six, mean percentage of F-cells was 99.2% (range: 97.0–99.9; n=10) and mean HbF/F-cell was 20.8 (range: 18.0–23.9; n=9) picograms, exceeding the protective threshold against sickling of ten picograms. Peripheral blood editing was at a mean of 68.5% by month three (n=16), 69.6% by month six (n=10), and 72.8% by month twelve (n=5).
•
Patients achieved the minimum target cell dose in a median of one cycle of mobilization (range: 1-4). The median time to neutrophil engraftment (n=26) was 18.0 days (range: 12-30), with a median duration of neutropenia of 7.0 days (range: 4-17). The median time to platelet engraftment (n=24) was 19.0 days (range: 11-50).
•
Key markers of hemolysis and sickling parameters normalized or improved in all patients following BEAM-101 treatment. Erythropoietin levels trended towards normal in all patients, including those with elevated total Hb.
•
The initial safety profile of BEAM-101 continues to be consistent with busulfan conditioning, autologous HSCT and underlying sickle cell disease. No patients reported Grade 3 or higher adverse events or serious adverse events related to treatment with BEAM-101.The most common treatment-emergent adverse events were consistent with busulfan conditioning, including febrile neutropenia, stomatitis and anemia. As previously reported, one patient died four months after BEAM-101 infusion due to respiratory failure that was determined by the investigator to be likely related to busulfan conditioning and deemed unrelated to BEAM-101. No vaso-occlusive crises were reported post-engraftment.

We expect to provide updated data from the BEACON trial at ASH.

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

We have nominated a development candidate for our ESCAPE technology comprised of two investigational drug products: BEAM-103, an anti-CD117 monoclonal antibody, and BEAM-104, a cell therapy that includes the same therapeutic edit as BEAM-101 (editing the HBG1/2 genes to elevate fetal hemoglobin), plus an additional edit to CD117 designed to block binding of BEAM-103, allowing the edited cells to evade suppression by the antibody. We intend to advance BEAM-103 and BEAM-104 for development in sickle cell disease and beta-thalassemia, potentially building on the same regulatory, manufacturing, clinical and commercial foundations being established with BEAM-101. The first subject has been dosed in a Phase 1 healthy volunteer clinical trial of BEAM-103.

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

To finalize dose selection and prepare BEAM-302 for registrational development, we have expanded dose exploration in Part A of the Phase 1/2 trial and initiated dosing in Part B. In Part A, we are enrolling a total of six patients each in the 60 mg and 75 mg cohorts and have dosed the first patient in a multi-dose cohort of two 60 mg doses administered eight weeks apart. Continued dose escalation may also be evaluated based on ongoing safety and efficacy findings. In Part B, patients will initially receive 30 mg of BEAM-302, followed by additional dose escalation cohorts. The first patient has been dosed in the first cohort in Part B of the trial.

As of August 1, 2025, a total of 17 patients had been dosed in Part A, with follow-up ranging from three days to 14 months. All AEs were mild to moderate, with no serious AEs and no dose-limiting toxicities reported. All liver transaminase elevations continued to be Grade 1 or below and resolved to normal without intervention. All infusion-related reactions were mild to moderate. Treatment with BEAM-302 continued to demonstrate restoration of AAT physiology by inducing production of corrected and functional M-AAT, reducing circulating mutant Z-AAT, and correcting the disease-causing mutation in a dose-dependent manner as measured by the percent change in total circulating AAT from baseline. Changes in total and functional AAT levels and the ratio of circulating M-AAT to Z-AAT continued to be durable for all patients.

We expect to finalize dose selection for registrational development based on the totality of data from the BEAM-302 trial. Clinical data from the dose-escalation portions of Part A and Part B are expected to be shared in early 2026, along with an updated clinical development plan for BEAM-302 in patients with AATD.

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

Apellis Pharmaceuticals

In June 2021, we entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of our base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, we will conduct preclinical research on six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis has an exclusive option to license any or all of the six programs and will assume responsibility for subsequent development. As of September 30, 2025, Apellis notified us of its decision to opt in to one of the six base editing programs. As a result of Apellis' decision to opt in to the program, we received a cash opt in fee of $3.8 million during the three months ended September 30, 2025. We may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to the program licensed under the collaboration.

Verve Therapeutics and Eli Lilly and Company

In April 2019, we entered into a collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, a company focused on gene editing for cardiovascular disease treatments, and in July 2022, we and Verve amended the Verve Agreement. Under the terms of the Verve Agreement, as amended, we granted Verve exclusive worldwide licenses under certain of our editing technologies for human therapeutic applications against a total of three liver-mediated, cardiovascular disease targets, including use of our base editing technology for each of these targets and use of certain of our gene editing technology for two of such targets. In exchange, we received shares of Verve common stock. In October 2023, we entered into a transfer and delegation agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize each of Verve’s base editing programs for cardiovascular disease, which consist of programs targeting PCSK9, ANGPTL3 and an undisclosed liver-mediated, cardiovascular target. In addition, Lilly acquired the right to receive any future milestone or royalty payments payable to us under the Verve Agreement. Under the terms of the Lilly Agreement, we received a $200.0 million payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events, of which $25.0 million has been received through September 30, 2025. There were no milestone payments received during the nine months ended September 30, 2025. In July 2025, Lilly announced that it had completed its acquisition of Verve.

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

Orbital Therapeutics

In September 2022, we entered into a license and research collaboration agreement, or the Orbital Agreement, with Orbital, pursuant to which each of us have granted the other non-exclusive licenses to certain technology controlled during the three years after entry into the Orbital Agreement that are necessary or reasonably useful for the non-viral delivery or the design or manufacture of RNA for the prevention, treatment or diagnosis of human disease. Our license to Orbital is for all fields other than the Beam field, as described below, and also excludes the targets and substantially all of the indications that are the subject of our existing programs. The Beam field consists of all products and biologics that function in the process of gene editing or conditioning for use in cell transplantation, or that act in combination with any such products or biologics. Orbital’s license to us is for all fields other than Orbital’s field, which consists of products and biologics that function as vaccines and also of therapeutic proteins, other than therapeutic proteins (i) that use gene editing, (ii) for use in conditioning, (iii) for use in regenerative medicine, (iv) for use as a CAR immune therapy, including CAR-T, CAR-NK and CAR-macrophage compositions, (v) for use as a T-cell receptor therapy or (vi) that modulate certain immune responses. On October 10, 2025, Bristol Myers Squibb announced that it and Orbital had entered into a definitive merger agreement pursuant to which Bristol Myers Squibb will acquire Orbital for $1.5 billion in cash. As of the announcement, we held 75 million shares of Orbital common stock, which represented a fully-diluted ownership stake of approximately 17%. The acquisition is subject to the satisfaction of closing conditions, and the sale price is subject to certain price adjustments and holdbacks. As a result, we are unable to predict the timing and final amount of proceeds we may receive from the transaction, if any, with certainty.

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

We are an early-stage company, and the majority of our programs are at a preclinical or clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the nine months ended September 30, 2025 and 2024 were $324.3 million and $286.4 million, respectively. As of September 30, 2025, we had an accumulated deficit of $1.9 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

Revenue recognition

In April 2019, we entered into the Verve Agreement with Verve, a company focused on gene editing for cardiovascular disease treatments. In June 2021, we entered into the Apellis Agreement with Apellis, focused on the use of our base editing technology to discover new treatments for complement system-driven diseases. In October 2021, we entered into the Sana Agreement with Sana pursuant to which we granted Sana non-exclusive research and development and commercial rights to our CRISPR Cas12b technology to perform nuclease editing for certain ex vivo engineered cell therapy programs. In December 2021, we entered into the Pfizer Agreement with Pfizer, focused on in vivo base editing programs for three targets for rare genetic diseases of the liver, muscle and central nervous system. In September 2022, we entered into the Orbital Agreement with Orbital, a company focused on advancing non-viral delivery and RNA technologies. In October 2023, we entered into the Lilly Agreement with Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease.

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the nine months ended September 30, 2025 and 2024, we recognized $25.6 million and $33.5 million of license and collaboration revenue, respectively.

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

We anticipate that our general and administrative expenses will increase in the future to support our increased research and development and commercial readiness activities. We also expect to continue to incur costs associated with being a public company and maintaining controls over financial reporting, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance costs, and investor and public relations costs.

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
•
Change in fair value of contingent consideration liabilities consists of remeasurement of the fair value of the milestone payments associated with our contingent consideration liabilities from acquisitions.
•
Interest and other income (expense), net consists primarily of interest income from our investments in fixed income securities as well as interest expense related to our equipment financings.

Results of operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
License and collaboration revenue	$9,698	$14,269	$(4,571)
Operating expenses:
Research and development	109,769	94,258	15,511
General and administrative	26,740	26,515	225
Total operating expenses	136,509	120,773	15,736
Loss from operations	(126,811)	(106,504)	(20,307)
Other income (expense):
Change in fair value of derivative liabilities	(2,757)	(200)	(2,557)
Change in fair value of non-controlling equity investments	4,937	(2,064)	7,001
Change in fair value of contingent consideration liabilities	1,000	(27)	1,027
Interest and other income (expense), net	10,903	12,127	(1,224)
Total other income (expense)	14,083	9,836	4,247
Net loss before income taxes	$(112,728)	$(96,668)	$(16,060)
Provision for income taxes	—	—	—
Net loss	$(112,728)	$(96,668)	$(16,060)

License and collaboration revenue

License and collaboration revenue was $9.7 million and $14.3 million for the three months ended September 30, 2025 and 2024, respectively. The decrease in revenue of $4.6 million is due to a decreased level of research activities on our license and collaboration programs. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis and Orbital Agreements.

Research and development expenses

Research and development expenses were $109.8 million and $94.3 million for the three months ended September 30, 2025 and 2024, respectively. The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
External research and development expenses	$33,487	$33,377	$110
Employee related expenses	27,636	23,899	3,737
Facility and information technology related expenses	19,576	18,981	595
In-process research and development expenses	14,507	—	14,507
Stock-based compensation expenses	13,840	18,362	(4,522)
Other expenses	723	(361)	1,084
Total research and development expenses	$109,769	$94,258	$15,511

The increase of $15.5 million was primarily due to the following:

•
An increase of $14.5 million due to a one-time in-process research and development charge associated with assets acquired from our acquisition of an early-stage life sciences company during the three months ended September 30, 2025 that were determined to have no alternative future use;
•
An increase of $3.7 million of employee related expenses due to the increase in research and development employees from 374 as of September 30, 2024 to 397 as of September 30, 2025;
•
An increase of other expenses of $1.1 million;
•
An increase of $0.6 million in facility and information technology related expenses, including depreciation, related to our leased facilities; and
•
An increase of $0.1 million in external research and development expenses driven by an increase of $1.5 million in outsourced services, primarily due to manufacturing and clinical activities, offset by a decrease in lab supply expenses of $1.4 million due to a decrease in research activities when compared to the prior year.

The increase was partially offset by the following:

•
A decrease of $4.5 million in stock-based compensation driven by the decline in our stock price and additional stock awards granted to employees in 2024.

General and administrative expenses

General and administrative expenses were $26.7 million and $26.5 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $0.2 million was primarily due to the following:

•
An increase of $2.2 million in employee related costs due to the growth in general and administrative employees from 98 as of September 30, 2024 to 113 as of September 30, 2025; and
•
An increase of $0.3 million in other expenses.

The increase in general and administrative expenses was partially offset by the following:

•
A decrease of $2.3 million in stock-based compensation driven by the decline in our stock price and additional stock awards granted to employees in 2024.

Change in fair value of derivative liabilities

During the three months ended September 30, 2025 and 2024, we recorded $2.8 million and $0.2 million of expense, respectively, primarily related to the change in fair value of success payment liabilities due to changes in the price of our common stock over the related periods as well as changes in our settlement liability. A portion of the success payment obligations was paid in June 2021; the remaining success payment obligations are still outstanding as of September 30, 2025 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the three months ended September 30, 2025 and 2024, we recorded $4.9 million of other income and $2.1 million of other expense, respectively, as a result of changes in the fair value of our investment in Prime common stock and the sale of our investment in Verve's common stock.

Change in fair value of contingent consideration liabilities

During the three months ended September 30, 2025 and 2024, we recorded $1.0 million of other income and less than $0.1 million of other expense, respectively, related to the change in fair value of the milestone payments related to our contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $10.9 million and $12.1 million for the three months ended September 30, 2025 and 2024, respectively. The change was primarily due to a decline in interest rates during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
License and collaboration revenue	$25,634	$33,451	$(7,817)
Operating expenses:
Research and development	310,343	266,117	44,226
General and administrative	81,539	82,865	(1,326)
Total operating expenses	391,882	348,982	42,900
Loss from operations	(366,248)	(315,531)	(50,717)
Other income (expense):
Change in fair value of derivative liabilities	650	2,400	(1,750)
Change in fair value of non-controlling equity investments	7,271	(13,003)	20,274
Change in fair value of contingent consideration liabilities	945	1,619	(674)
Interest and other income (expense), net	33,093	38,166	(5,073)
Total other income (expense)	41,959	29,182	12,777
Net loss before income taxes	$(324,289)	$(286,349)	$(37,940)
Provision for income taxes	—	(39)	39
Net loss	$(324,289)	$(286,388)	$(37,901)

License and collaboration revenue

License and collaboration revenue was $25.6 million and $33.5 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in revenue of $7.8 million is due to a decreased level of research activities on our license and collaboration programs. License and collaboration revenue represents revenue recorded under each of the Pfizer, Apellis and Orbital Agreements.

Research and development expenses

Research and development expenses were $310.3 million and $266.1 million for the nine months ended September 30, 2025 and 2024, respectively. The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
External research and development expenses	$107,641	$82,240	$25,401
Employee related expenses	84,502	71,494	13,008
Facility and information technology related expenses	57,400	55,374	2,026
Stock-based compensation expense	44,405	54,811	(10,406)
In-process research and development expenses	14,507	—	14,507
Other expense (income)	1,888	2,198	(310)
Total research and development expenses	$310,343	$266,117	$44,226

The increase of $44.2 million was primarily due to the following:

•
An increase of $25.4 million in external research and development expenses driven by $26.0 million in outsourced services, primarily due to manufacturing and clinical activities, partially offset by a decrease in lab supply expenses of $0.6 million due to decreased research activities when compared to the prior year;
•
An increase of $14.5 million due to a one-time in-process research and development charge associated with assets acquired from our acquisition of an early-stage life sciences company during the nine months ended September 30, 2025 that were determined to have no alternative future use;
•
An increase of $13.0 million of employee related expenses due to the increase in research and development employees from 374 as of September 30, 2024 to 397 as of September 30, 2025; and
•
An increase of $2.0 million in facility and information technology related expenses, including depreciation, related to our leased facilities.

The increase was partially offset by the following:

•
A decrease of $10.4 million in stock-based compensation driven by the decline in our stock price and additional stock awards granted to employees in 2024; and
•
A decrease in other expenses of $0.3 million.

General and administrative expenses

General and administrative expenses were $81.5 million and $82.9 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $1.3 million was primarily due to the following:

•
A decrease of $6.2 million in stock-based compensation driven by the decline in our stock price and additional stock awards granted to employees in 2024;
•
A decrease of $0.4 million in legal expenses; and
•
A decrease of $0.4 million in other expenses.

The decrease in general and administrative expenses was partially offset by the following:

•
An increase of $5.7 million in employee related costs due to the growth in general and administrative employees from 98 as of September 30, 2024 to 113 as of September 30, 2025.

Change in fair value of derivative liabilities

During the nine months ended September 30, 2025 and 2024, we recorded $0.7 million and $2.4 million of other income, respectively, primarily related to the change in fair value of success payment liabilities due to changes in the price of our common stock over the related periods as well as changes in our settlement liability. A portion of the success payment obligations was paid in June 2021; the remaining success payment obligations are still outstanding as of September 30, 2025 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the nine months ended September 30, 2025 and 2024, we recorded $7.3 million of other income and $13.0 million of other expense, respectively, as a result of changes in the fair value of our investment in Prime's common stock and the sale of our investment in Verve's common stock.

Change in fair value of contingent consideration liabilities

During each of the nine months ended September 30, 2025 and 2024, we recorded $0.9 million and $1.6 million of other income, respectively, related to the change in fair value of the milestone payments related to our contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $33.1 million and $38.2 million for the nine months ended September 30, 2025 and 2024, respectively. The change was primarily due to lower interest rates as of September 30, 2025 compared to September 30, 2024 and one-time credits received during the nine months ended September 30, 2024.

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

We have entered into the Sales Agreement with Jefferies pursuant to which we are entitled to offer and sell, from time to time at prevailing market prices, shares of our common stock having aggregate gross proceeds of up to $1.1 billion. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of September 30, 2025, we have sold 13,769,001 shares of common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by us. There were no shares sold under the Sales Agreement during the nine months ended September 30, 2025.

As of September 30, 2025, we had $1.1 billion in cash, cash equivalents, and marketable securities, which we expect will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$(261,813)	$(270,881)
Net cash provided by (used in) investing activities	(229,845)	58,727
Net cash provided by (used in) financing activities	476,163	4,292
Net change in cash, cash equivalents and restricted cash	$(15,495)	$(207,862)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $261.8 million, including our net loss of $324.3 million, decreases in accrued expenses and other liabilities of $6.6 million, deferred revenue of $21.6 million, operating lease liabilities totaling $10.0 million and a decrease in other long-term liabilities of $0.2 million. In addition, noncash items, including the amortization of investment premiums of $12.7 million, a net decrease in the fair value of derivative liabilities of $0.7 million, a net increase of $0.9 million in the fair value of our contingent consideration liabilities and an increase in the fair value of non-controlling equity investments of $7.3 million also contributed to net cash used in operating activities.

These uses of cash were partially offset by an increase in accounts payable of $4.8 million and a decrease of $4.5 million in prepaid expenses and other current assets. In addition, we recorded noncash items consisting of in-process research and development charges of $14.5 million, stock-based compensation expense of $73.8 million, depreciation and amortization expense of $16.6 million, a decrease in operating lease right-of-use, or ROU, assets of $7.9 million and a realized loss of $0.4 million on our sale of marketable securities.

Net cash used in operating activities for the nine months ended September 30, 2024 was $270.9 million, including our net loss of $286.4 million, decreases in accrued expenses and other liabilities of $53.6 million, deferred revenue of $31.5 million, operating lease liabilities totaling $9.7 million and an increase of prepaid expenses and other current assets of $2.5 million. In addition, noncash items, including the amortization of investment premiums of $18.1 million, a decrease in the fair value of derivative liabilities of $2.4 million and a decrease of $1.6 million in the fair value of our contingent consideration liabilities also contributed to net cash used in operating activities.

These uses of cash were partially offset by an increase in accounts payable of $2.4 million and other long-term liabilities of $0.5 million. In addition, we recorded noncash items consisting of stock-based compensation expense of $90.4 million, depreciation and amortization expense of $16.5 million, a decrease in the fair value of non-controlling equity investments of $13.0 million and a decrease in operating lease ROU assets of $7.2 million.

Investing activities

For the nine months ended September 30, 2025, cash used in investing activities consisted of net purchases of marketable securities of $224.3 million, purchases of property and equipment of $11.2 million, proceeds from sales of marketable securities of $5.7 million and the payment of $0.1 million of equity issuance costs associated with our acquisition of an early-stage life sciences company.

For the nine months ended September 30, 2024, cash provided by investing activities consisted of net maturities of marketable securities of $64.7 million, partially offset by purchases of property and equipment of $6.0 million.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2025 consisted of $470.5 million of proceeds from the March 2025 issuance of common stock and pre-funded warrants, $2.8 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, or ESPP, and $2.9 million of proceeds from the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of $2.6 million of proceeds from the issuance of common stock under our ESPP and $2.2 million of proceeds from the exercise of stock options, offset in part by repayments of equipment financing liabilities of $0.5 million.

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

We expect that our cash, cash equivalents and marketable securities at September 30, 2025 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

We lease certain assets under noncancelable operating and finance leases. The leases relate primarily to office space and laboratory space. As of September 30, 2025, aggregate future minimum commitments under these office and laboratory leases are $210.4 million, of which 7.0 million will be payable in 2025. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

During the nine months ended September 30, 2025, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $1.1 billion, which consisted of cash, money market funds, commercial paper and corporate and government securities. Our cash and cash equivalents are primarily maintained in accounts with multiple financial institutions in the United States. At times, we may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, the recent loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review, and approval of our product candidates. Pursuant to President Trump’s E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the U.S. Department of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and reduction in force, or RIF, across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received RIF notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

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

In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. For example, the federal government shut down on October 1, 2025, and as of November 3, 2025, it has not reopened. On October 1, 2025, the FDA issued a public notice stating that agency operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. At the same time, the FDA declared that, during the shutdown period, it does not have legal authority to accept user fees assessed for fiscal 2026 until a fiscal 2026 appropriation or continuing resolution for the FDA is enacted. As a result, the FDA will not be able to accept any regulatory submissions for fiscal 2026 that require a fee payment and that are submitted during the lapse period. If the current government shutdown continues for an extended period, or if in the future a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and the ability of the SEC to timely review our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Changes in U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations

The new U.S. administration has initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, an executive order issued by the new administration announced a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related imports, among others).Earlier the administration imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the United States delayed the effective date of such tariffs for all countries except China. Later, the U.S. and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 11, 2025. Since the April 2025 announcement, several countries have also reached deals with the U.S. that include reduced tariff rates and other measures. On July 31, 2025, the U.S. administration issued an executive order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%. The new rates do not apply to Canada, China, Mexico and a few other countries. For China, the 10% baseline reciprocal tariff announced in April 2025 remains in effect, in addition to a minimum of an additional 20%. Regarding Canada and Mexico, the rate remains 25% for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. Certain countries have reached agreements with the United States that cap pharmaceutical tariffs at 15%. These include the European Union, Japan, South Korea and the United Kingdom.

Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, key starting materials, and derivative products of those items. On September 25, 2025, the U.S. administration announced that, beginning October 1, 2025, all branded or patented drugs imported into the U.S. would face a 100% tariff. At the same time, the U.S. administration indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the United States. Thereafter, the U.S. administration delayed the October 1, 2025 effective date of the tariffs on branded or patented pharmaceutical products, announcing that the administration had “begun preparing” tariffs on manufacturers that don’t build in the United States or enter into a most-favored-nation drug pricing agreement with the U.S. administration.

The extent and duration of increased tariffs and trade restrictions and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors. If we are unable to mitigate these risks through supply chain adjustments or other measures, our business, financial condition and results of operations could be materially adversely affected.

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Giuseppe Ciaramella (President)	Adoption (September 30, 2025)	Rule 10b5-1 trading arrangement	Sale	Until September 30, 2026, or such earlier date upon which all transactions are completed or expire without execution.	Up to 35,000 shares(1)
Christine Bellon (Chief Legal Officer)	Adoption (September 16, 2025)	Rule 10b5-1 trading arrangement	Sale	Until September 16, 2026, or such earlier date upon which all transactions are completed or expire without execution.	Up to 20,000 shares
Bethany Cavanagh (Senior Vice President, Finance)	Adoption (September 19, 2025)	Rule 10b5-1 trading arrangement	Sale	Until September 19, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 15,386 shares

(1)
Consists of 35,000 shares issuable upon exercise of options to purchase the Company’s common stock pursuant to the Rule 10b-5-1 trading arrangement.

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

BEAM THERAPEUTICS INC.

Date: November 4, 2025	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

BEAM THERAPEUTICS INC.

Date: November 4, 2025	By:	/s/ Sravan Emany
Sravan Emany
Chief Financial Officer
(Principal financial officer)