Form 10-K
period 2025-12-31
Beam Therapeutics Inc.
filed 2026-02-24
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1.70 billion, based on the closing price of the registrant’s common stock on Nasdaq on June 30, 2025, the last business day of the registrant’s most recently completed second quarter.

The number of shares of registrant’s common stock outstanding as of February 17, 2026 was 101,856,245.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of the Registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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
•
our expectations regarding the timing, progress and results of our clinical trials, including our Phase 1/2 clinical trial designed to assess the safety and efficacy of risto-cel for the treatment of sickle cell disease, our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-302 for the treatment of alpha-1 antitrypsin deficiency, our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-301 for the treatment of glycogen storage disease type 1a, and our Phase 1 healthy volunteer clinical trial of BEAM-103;
•
our ability to file a biologics license application within a certain time period, and to demonstrate to applicable regulators that our product candidates are safe and effective and that their benefits outweigh known and potential risks for the intended patient population;
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
•
We are early in our development efforts. Our product candidates are still in preclinical or clinical development and we have not, and may never, commercialize a product candidate. If we are unable to advance our product candidates to and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
If we are unable to obtain and maintain patent protection for any product candidates we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, or if we or our licensors are unable to successfully defend our or our licensors’ patents against third-party challenges or enforce our or our licensors’ patents against third parties, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
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
•
The terms of our financing agreement with Sixth Street Lending Partners and our indebtedness could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to comply with restrictions in the financing agreement, the repayment of our existing indebtedness could be accelerated.
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

We are currently prioritizing the lead programs in our hematology and genetic disease portfolios, each of which have the potential to provide differentiated therapies for significant patient populations with high unmet medical need:

•
Ristoglogene autogetemcel, or risto-cel (formerly known as BEAM-101), is a patient-specific, autologous hematopoietic stem cell, or HSC, investigational therapy designed to offer a potentially best-in-class profile, incorporating base edits that are intended to alleviate the effects of sickle cell disease by increasing fetal hemoglobin, which is expected to increase functional hemoglobin production and, in the case of sickle cell disease, inhibit hemoglobin S polymerization. In December 2025, we announced additional positive data from our Phase 1/2 clinical trial of risto-cel, which we refer to as the BEACON trial. We expect to submit a biologics license application, or BLA, for risto-cel as early as year-end 2026.
•
BEAM-302 is a liver-targeting lipid nanoparticle, or LNP, formulation of base editing reagents designed to offer a one-time treatment to correct the E342K point mutation (PiZZ genotype), which is most commonly responsible for severe alpha-1 antitrypsin deficiency, or AATD. We have reached alignment with the U.S. Food and Drug Administration, or FDA, on a potential accelerated approval pathway for BEAM-302 based on alpha-1 antitrypsin biomarkers evaluated over 12 months. To support a future BLA submission, we anticipate enrolling approximately 50 additional patients to be treated with the selected optimal biological dose of BEAM-302 in an expansion of the ongoing Phase 1/2 clinical trial. We expect to report updated data from the trial and next steps for pivotal development by the end of the first quarter of 2026.

We are also continuing to advance our other hematology and genetic diseases programs:

•
We continue to make significant investments in developing targeted LNPs for the in vivo delivery of gene editing payloads to HSCs. Based on recent advancements in this technology, we are now prioritizing in vivo delivery for our next wave approach to treating sickle cell disease. We have identified multiple targeted LNPs that have the potential for HSC delivery and are currently engaged in lead optimization. We are also continuing development of our proprietary ESCAPE platform, a technology to potentially enable non-genotoxic treatment strategies that can be delivered either ex vivo or in vivo, including as part of any future in vivo program for sickle cell disease. The ongoing Phase 1 healthy volunteer clinical trial of BEAM-103, an anti-CD117 monoclonal antibody that enables ESCAPE, is expected to complete dosing in the first half of 2026.
•
BEAM-304 is a newly announced liver-targeting LNP formulation of base editing reagents designed to correct disease-causing mutations responsible for phenylketonuria, or PKU. Initial clinical development will focus on base editors addressing the two most prevalent variants found in nearly half of patients with PKU, with ongoing research efforts to address additional pathogenic mutations. In 2026, we plan to submit a regulatory application to initiate a Phase 1/2 dose-escalation clinical trial of BEAM-304 in PKU patients with the R408W mutation.

•
BEAM-301 is a liver-targeting LNP formulation of base editing reagents designed to correct the R83C mutation, the most prevalent disease-causing mutation for, and the mutation which results in the most severe form of, glycogen storage disease type 1a, or GSDIa. We are evaluating BEAM-301 in a Phase 1/2 clinical trial, and expect to report initial clinical data in 2026.

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

To complement our next-generation gene editing technologies, we are also making significant investments in a suite of delivery technologies designed to deliver gene editing or other nucleic acid payloads to the right cells and enable potentially curative therapy. These delivery technologies include ex vivo modalities, such as electroporation, as well as in vivo modalities, such as LNPs. In our pipeline, we have initially focused on applications of these technologies where their delivery capabilities have already been clinically-validated by third parties, such as ex vivo editing of blood stem cells and LNP delivery to the liver. Longer term, we are also investing in more innovative delivery options, including next-generation mRNA and non-viral delivery technology. We have also developed critical enabling capabilities such as mRNA manufacturing and cell processing for autologous and allogeneic cell therapy.

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

The following table summarizes the status of our primary programs:

LNP = Lipid Nanoparticle; HSC = Hematopoietic Stem Cell; ESCAPE: Engineered Stem Cell Antibody Paired Evasion; FcRN = neonatal Fc receptor

Pipeline does not include assets designated for partnering

Hematology

We are pursuing a long-term, staged development strategy for our base editing approach to treat hematological diseases, such as sickle cell disease and beta-thalassemia. Our initial wave consists of ex vivo programs in which HSCs are collected from a patient, edited using electroporation, a clinically validated technology for the delivery of therapeutic constructs into harvested cells, and then infused back into the patient following a conditioning regimen, such as treatment with busulfan, the standard of care in HSC transplantation today. Once reinfused, the HSCs begin repopulating a portion of the bone marrow in a process known as engraftment. The engrafted, edited HSCs give rise to progenitor cell types with the corrected gene sequences. We are deploying this ex vivo approach in our risto-cel program. We are also pursuing a next wave of in vivo base editing with delivery directly into HSCs of patients via LNPs, which has the potential to make base editing therapy accessible to many more patients with sickle cell disease. We believe this multi-wave strategy can maximize the potential applicability of our sickle cell disease programs to patients as well as create a platform for the treatment of many other severe genetic blood disorders.

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

Ex vivo base editing via autologous transplant with risto-cel

We are using base editing to pursue the development of risto-cel for the treatment of sickle cell disease. Risto-cel is a patient-specific, autologous HSC investigational therapy designed to offer a potentially best-in-class profile, incorporating base edits that are intended to mimic single nucleotide polymorphisms seen in individuals with hereditary persistence of fetal hemoglobin, or HPFH. The beneficial effects of the fetal form of hemoglobin, or HbF, to compensate for mutations in adult hemoglobin were first identified in individuals with HPFH. Individuals who carry mutations that would have typically caused them to be beta-thalassemia or sickle cell disease patients, but who also have HPFH, are asymptomatic or experience a much milder form of their disease.

Risto-cel aims to alleviate the effects of sickle cell disease by increasing HbF, which is expected to increase functional hemoglobin production and, in the case of sickle cell disease, inhibit hemoglobin S polymerization.

We are conducting a Phase 1/2 clinical trial designed to assess the safety and efficacy of risto-cel for the treatment of sickle cell disease, which we refer to as our BEACON trial. The BEACON trial includes approximately 50 adults and adolescents with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with risto-cel, patients are assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients are also assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, HbF levels, and quality of life assessments. The adult and adolescent enrollment for BEACON is complete, and manufacturing of all doses was completed as of December 2025. The FDA has granted orphan drug designation and regenerative medicine advanced therapy designation to risto-cel. Risto-cel has also been accepted into the FDA’s Chemistry, Manufacturing, and Controls Development and Readiness pilot program.

In December 2025, we presented updated data from the BEACON trial at the American Society of Hematology 2025 Annual Meeting, or ASH. The presentation contained preliminary data as of August 6, 2025, from 31 patients in the trial, with follow up ranging from 0.3 to 20.4 months. The presentation data included the following:

•
Patients achieved mean HbF levels above 60% and a mean durable reduction in corresponding HbS below 40%. A pancellular distribution of HbF, reflecting expression across most of the circulating red blood cells, was observed, with mean per-cell HbF levels maintained above the sickling threshold throughout follow-up. Durable, high editing efficiency was observed in peripheral blood and bone marrow following treatment with risto-cel. Mean peripheral blood editing was 67.4% at Month 6 and 72.8% by Month 12.
•
Patients required a median of one (range: 1-5) stem cell collection cycle, comprising a median of three (range: 1–13) total collection days for the risto-cel manufacturing process and back-up cell collection. The median time to neutrophil engraftment was 17.5 days (range: 12-30), with a median duration of severe neutropenia of seven days (range: 1-17). The median time to platelet engraftment was 19 days (range: 11-53). In addition, 29% of patients did not require any platelet transfusions following risto-cel treatment.
•
Total Hb levels increased rapidly with all patients experiencing resolution of anemia after elimination of the transfused blood. Key markers of hemolysis, including indirect bilirubin, haptoglobin, lactate dehydrogenase, and reticulocytes, normalized or improved in all patients following risto-cel treatment. Erythropoietin levels also trended toward normal, indicating significant improvement in oxygen delivery to tissues. Sickling parameters all decreased in the blood following risto-cel treatment to levels comparable to those seen in individuals with sickle cell trait.
•
The initial safety profile of risto-cel was consistent with busulfan conditioning, autologous HSCT and underlying sickle cell disease. The most common treatment-emergent adverse events were consistent with busulfan conditioning, including febrile neutropenia, stomatitis and decreased appetite. As previously reported, one patient died four months after risto-cel infusion due to respiratory failure that was determined by the investigator to be likely related to busulfan conditioning and deemed unrelated to risto-cel. No patients experienced any investigator-reported severe vaso-occlusive crises post-engraftment.

We expect to submit a BLA for risto-cel as early as year-end 2026.

In Vivo Base Editing via HSC-targeted LNPs

We continue to develop targeted LNPs for the in vivo delivery of gene editing payloads to HSCs. Based on recent advancements in this technology, we are now prioritizing in vivo delivery for our next wave approach to treating sickle cell disease. We have identified multiple targeted LNPs that have the potential for HSC delivery and are currently engaged in lead optimization. In parallel, we are also continuing development of our proprietary ESCAPE platform, which combines antibody-based conditioning with multiplex gene edited HSCs. ESCAPE has the potential to enable non-genotoxic treatment strategies that can be delivered either ex vivo or in vivo, including as part of any future in vivo program for sickle cell disease. We are conducting a Phase 1 healthy volunteer clinical trial of BEAM-103, an anti-CD117 monoclonal antibody that enables ESCAPE, and expect to complete dosing in the trial in the first half of 2026.

Genetic diseases

LNPs are a clinically validated technology for delivery of nucleic acid payloads to the liver. LNPs are multi-component particles that encapsulate the base editor mRNA and one or more guides and protect them from degradation while in an external environment, enabling the transient delivery of the base editor in vivo. All of the components of the LNP, as well as the mRNA encoding the base editor, are well-defined and can be manufactured synthetically, providing the opportunity for scalable manufacturing. We are currently using LNPs to advance BEAM-302, BEAM-304 and BEAM-301.

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

Updated clinical data from the dose-escalation portions of Part A and Part B are expected to be shared in the first quarter of 2026, along with an updated clinical development plan for BEAM-302 in patients with AATD. We expect to finalize dose selection for registrational development based on the totality of data from the BEAM-302 trial. We have reached alignment with the FDA on a potential accelerated approval pathway for BEAM-302 based on AAT biomarkers evaluated over 12 months. To support a future BLA submission, we anticipate enrolling approximately 50 additional patients to be treated with the selected optimal biological dose of BEAM-302 in an expansion of the ongoing Phase 1/2 clinical trial.

BEAM-304: In vivo LNP liver-targeting for PKU

BEAM-304 is a newly announced liver-targeting LNP formulation of base editing reagents designed to correct disease-causing mutations responsible for phenylketonuria, or PKU. PKU is an autosomal recessive disorder caused by mutations in the phenylalanine hydroxylase, or PAH, gene that prevents the body from metabolizing the amino acid phenylalanine, or Phe. Elevated levels of Phe may result in severe neurological and neurocognitive impairments. Patients are generally identified via newborn screening, with the standard of care involving a Phe-restricted diet, as well as medicines that manage Phe levels. Initial clinical development will focus on base editors addressing the two most prevalent variants found in nearly half of patients with PKU, with ongoing research efforts to address additional pathogenic mutations. In preclinical studies, administration of BEAM-304 resulted in the normalization of Phe levels in mice at therapeutically relevant doses, even when consuming a standard diet. In 2026, we plan to submit a regulatory application for authorization to initiate an open-label, dose-ascending, Phase 1/2 trial of BEAM-304 in PKU patients with the R408W mutation. We believe that learnings from this trial have the potential to provide a predictable path to accelerated development of BEAM-304 for additional mutations, including as a result of novel FDA frameworks for platform medicines.

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

We are conducting a Phase 1/2 clinical trial of BEAM-301 at a select number of sites in the United States. The trial is an open-label, multi-cohort, single-ascending dose evaluation of BEAM-301 for the treatment of GSDIa in patients with the R83C mutation. Key endpoints of the trial include safety and tolerability, time to hypoglycemia during fasting, and changes from baseline in corn starch supplementation. Dosing is complete in the first cohort and enrollment has been initiated in the second cohort. We expect to report initial data from the trial in 2026.

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

Pfizer

In December 2021, we entered into a four-year research collaboration agreement with Pfizer Inc., or Pfizer, focused on in vivo base editing programs for three targets for rare genetic diseases. In December 2025, at the completion of the research term, Pfizer opted in to an exclusive, worldwide license for a liver-targeted development candidate in the collaboration. The development candidate employs our proprietary, liver-targeting LNP to deliver base editing reagents. In connection with the opt-in, Pfizer will take an exclusive, worldwide license to the development candidate, after which it will be responsible for all development activities, as well as potential regulatory approvals, manufacturing and commercialization. We will be eligible for development, regulatory and commercial milestone payments and will have a right to opt in, at the end of Phase 1/2 clinical trials, upon the payment of an option exercise fee, to a global co-development and co-commercialization agreement pursuant to which we and Pfizer would share net profits as well as development and commercialization (including manufacturing) costs in a 35%/65% ratio (Beam/Pfizer).

Apellis Pharmaceuticals

In June 2021, we entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of our base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, we will conduct preclinical research on six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis has an exclusive option to license any or all of the six programs and will assume responsibility for subsequent development. As of September 30, 2025, Apellis notified us of its decision to opt-in to the base editing program directed to FcRN. As a result of Apellis' decision to opt-in to the program, we received a cash opt-in fee of $3.8 million. We may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to one program licensed under the collaboration.

Verve Therapeutics and Eli Lilly and Company

We are party to a license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, pursuant to which we granted Verve exclusive worldwide licenses under our base editing technologies for human therapeutic applications against a total of three liver-mediated, cardiovascular disease targets, which consist of PCSK9, ANGPTL3 and an undisclosed target. In October 2023, we entered into a transfer and delegation agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize each of Verve’s base editing programs. In addition, Lilly acquired the right to receive any future milestone or royalty payments payable to us under the Verve Agreement. Under the terms of the Lilly Agreement, we received a $200.0 million payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events, of which $25.0 million has been received through December 31, 2025. There were no milestone payments received during the year ended December 31, 2025. In July 2025, Lilly announced that it had completed an acquisition of Verve.

Orbital Therapeutics and Bristol Myers Squibb Company

We are party to a license agreement, or the Orbital Agreement, with Orbital, pursuant to which each of us have granted the other non-exclusive licenses to certain technology that is necessary or reasonably useful for the non-viral delivery or the design or manufacture of RNA for the prevention, treatment or diagnosis of human disease. Our license to Orbital is for all fields other than the Beam field, as described below, and also excludes the targets and substantially all of the indications that are the subject of our existing programs. The Beam field consists of all products and biologics that function in the process of gene editing or conditioning for use in cell transplantation, or that act in combination with any such products or biologics. Orbital’s license to us is for all fields other than the Orbital field, which consists of products and biologics that function as vaccines and also of therapeutic proteins, other than therapeutic proteins (i) that use gene editing, (ii) for use in conditioning, (iii) for use in regenerative medicine, (iv) for use as a CAR immune therapy that does not use gene editing (v) for use as a T-cell receptor therapy that does not use gene editing or (vi) that modulate certain immune responses.

In December 2025, Bristol-Myers Squibb Company completed an acquisition of Orbital, or the Acquisition. At the closing of the Acquisition, we held 75 million shares of Orbital common stock, which were cancelled and converted into $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows.

Prime Medicine

We are party to a collaboration and license agreement with Prime Medicine to research and develop a novel gene editing technology developed by one of our founders. Under the terms of the agreement, we granted Prime Medicine a non-exclusive license to certain CRISPR technology, delivery technology and certain other technology controlled by us to develop and commercialize gene editing products for the treatment of human diseases. Prime Medicine granted us an exclusive license to develop and commercialize prime gene editing technology for the creation or modification of any single base transition mutations, as well as any edits made for the treatment of sickle cell disease.

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

There are several other companies utilizing base editing technology, including Life Edit (an ElevateBio company), Metagenomi, Revvity, Aurora Therapeutics, Mammoth Biosciences, YolTech Therapeutics, HuidaGene Therapeutics and Intellia Therapeutics. In addition, we face competition from companies utilizing other gene editing modalities and various other genetic medicines.

Within the disease areas that we focus on, we are also aware of competing companies that have approved therapies, those with therapies in development, and others that may emerge in the future. For sickle cell disease, these companies include CRISPR Therapeutics, Vertex Pharmaceuticals, Genetix Biotherapeutics (formerly bluebird bio), YolTech Therapeutics, Novartis Pharmaceuticals, Kamau Therapeutics, Fulcrum Therapeutics, Tessera Therapeutics, Cimeio Therapeutics and Agios Pharmaceuticals. For our AATD targeted therapies, these include Wave Life Sciences, YolTech Therapeutics, Prime Medicine, CRISPR Therapeutics, Moderna, Korro Bio, Tessera Therapeutics and Arrowhead Pharmaceuticals.

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

Our wholly owned and our in-licensed patents and patent applications cover various aspects of our base editing platform and our programs, including various gene editors, guide RNA sequences, systems and methods for increasing the specificity of gene editing, therapeutic methods, and various modalities for delivery gene editors.

We also have an option to license patents and patent applications relating to CRISPR/Cas9 systems. We intend to continue to pursue, when possible, additional patent protection, including composition of matter, method of use, and process claims, directed to each component of our platform technology and the programs in our portfolio. As of December 31, 2025, our wholly-owned patent portfolio consisted of 12 issued U.S. patents, and 57 issued patents in jurisdictions outside the United States. We also have more than 550 pending patent applications, including PCT applications, provisional patent applications and counterparts to the foregoing U.S. and foreign patents. In addition, we co-own one issued U.S. patent and five issued patents in jurisdictions outside the United States. We also have approximately 24 pending patent applications between the Broad Institute, Inc., UCL Business, Ltd., and Apellis Pharmaceuticals, Inc. The patents and patent applications outside of the United States were filed in numerous jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Singapore and South Africa. Many of our owned patents and patent applications are related to our DNA base editing technology, including claims to base editor variants with enhanced activities or novel properties, methods of using such base editors, methods of using such base editors for therapeutic indications, guide RNAs that target base editors to therapeutically relevant DNA sequences, and methods for evaluating base editing specificity. Certain of our owned patents and patent applications are related to viral and non-viral delivery technologies. If issued as U.S. patents, and if the appropriate maintenance fees are paid, the U.S. patents would be expected to expire between 2039 and 2046, excluding any additional term for patent term adjustments or patent term extensions.

As of December 31, 2025, our in-licensed patent portfolio consisted of more than 75 issued U.S. patents, and more than 150 issued patents in jurisdictions outside the United States. We also have more than 300 pending patent applications, including PCT applications, provisional patent applications and counterparts to the foregoing U.S. and foreign patents. The patents and patent applications outside of the United States were filed in numerous jurisdictions, including Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, New Zealand, Russia and Singapore. The patents and applications from our in-licensed portfolio for DNA base editing include claims to novel base editors, claims to engineered deaminase enzymes (e.g., compositions including the base editor or engineered deaminase as a component, methods of using such base editors, including methods of using such base editors for therapeutic indications, and guide RNAs that target base editors to therapeutically relevant DNA sequences. The in-licensed patents and applications also cover various aspects related to the platform technology, including base editing systems that employ S. pyogenes Cas9, S. aureus Cas9, Cas9 PAM variants, inactive forms of Cas9, and/or Cas9 nickases, and systems for delivery of base editors. The patents and applications from our in-licensed portfolio for RNA base editing include claims to novel base editors, compositions including the base editor as a component, guide RNAs that target base editors to therapeutically relevant RNA sequences, and methods of using such base editors, including methods of using such base editors for therapeutic indications. The patents and applications from our in-licensed portfolio for delivery technologies include claims to novel lipid-based delivery systems and compositions, and methods of using such systems and compositions to deliver base editors. The patents and applications from our in-licensed portfolio for the balance of our platform include claims to compositions and methods for delivery of charged base editor proteins into cells, modification and improvements to the base editing systems including improvements to the nucleotide binding protein component, guide RNA component and base editing enzyme component of the base editing complex, methods for evaluating gene targeting and base editing efficiency and compositions and methods for prime editing. Our current in-licensed patents and patent applications, if the appropriate maintenance fees are paid, are expected to expire between 2034 and 2044, excluding any additional term for patent term adjustments or patent term extensions (or the corresponding foreign equivalent). For information related to our in-licensed intellectual property, see the subsection below titled “—Intellectual Property Licenses.”

We also have a nonexclusive license to conduct research activities and an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas Medicine, Inc., or Editas, which in turn has licensed such patents from various academic institutions. In the case of Cas9, a number of the U.S. patents are subject to an interference declared by the Patent and Trademark office, and a number of the European patents are the subject of one or more oppositions. For more information regarding the risks related to our intellectual property, please see Item 1., Business—Intellectual property—Intellectual property licenses and Item 1A., Risk factors—Risks related to our intellectual property, in this Annual Report on Form 10-K.

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

We also rely on trademark protection for our company name and related designs. As of December 31, 2025, our registered trademark portfolio contained 35 registered/allowed trademarks and pending trademark applications in the United States and in certain overseas jurisdictions.

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

We are permitted to further sublicense certain of our rights under the Editas License Agreement to third parties, provided that any such sublicense agreement with a third party must remain in compliance with and be consistent with the terms of the Editas License Agreement and the Broad/Harvard Head Licenses and MGH Head Licenses, as applicable. We are also responsible for any breaches of a sublicense agreement by the applicable sublicensee and are responsible for all payments due under the Editas License Agreement by operation of any such sublicense. Following the signing of the Editas License Agreement, we obtained the right to further sublicense our rights to the licensed patents from Broad Institute and Harvard to third parties, provided that we comply with certain sublicensing requirements under each of the Broad/Harvard Head Licenses as if we were Editas, as well as certain other customary conditions. We have not obtained any such right from MGH allowing us to further sublicense our rights under the licensed patents from MGH to third parties and will require written consent in the event we wish to further sublicense such rights to a third party.

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

Certain of the patents, or the Kobe Patents, licensed to us under the Bio Palette License Agreement were licensed to Bio Palette from Kobe University under a license agreement we refer to as the Kobe Head License. Accordingly, the licenses granted to us under the Bio Palette License Agreement are subject to the terms and conditions set forth in the Kobe Head License, which include provisions providing for certain rights to be retained by third parties including governmental authorities.

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

Standby License Agreement with Kobe University and Bio Palette

We are party to a standby license agreement, or the Standby License Agreement, with Kobe University and Bio Palette, dated February 6, 2026. Under the terms of the Standby License Agreement, if the Kobe Head License terminates for any reason other than (i) a termination by Kobe University due to Bio Palette’s default of the Kobe Head License, which default by Bio Palette is a result of our material breach of the Bio Palette License Agreement, or (ii) a termination after the execution of a new license agreement for the Kobe Patents in connection with a change of control transaction involving Bio Palette, which new license agreement includes a standby license in favor of us of the same scope set forth in the Standby License Agreement, Kobe University grants, as of the effective time of such termination, or the Effective Time, directly to us, an exclusive (even as to Kobe University and its affiliates) license to practice the Kobe Patents of the same scope as the license granted to us pursuant to the Bio Palette License Agreement. As financial consideration for the Standby License Agreement, after the Effective Time we will pay Kobe University amounts that subsequently become payable by us to Bio Palette pursuant to Section 4.4 of the Bio Palette License Agreement.

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
•
preparation and submission to the FDA of a BLA requesting marketing of the biological product for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product and proposed labelling;
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

Preclinical studies and investigational new drug application

Before testing any investigational biological product in humans, including a gene editing product candidate, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. With the passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act, or PHSA, that required animal testing in support of an NDA or BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law, because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. Subsequently, in July 2025, pursuant to a court order, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of BLAs.

In September 2025, the FDA issued final guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s, or ICH, recently updated E6(R3) final guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued final guidance outlining recommendations for the implementation of decentralized clinical trials.

In October 2025, the FDA issued final guidance that focuses on patient-focused drug development. The guidance outlines how stakeholders, such as patients, caregivers, researchers and medical product developers, can submit patient experience data in support of the development and approval of drug products. To that end, the guidance provides an overview of clinical outcome assessments, or COAs, in clinical trials, and the role that COAs may play in evaluating the clinical benefit of a medical product.

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

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public registry maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017. As of January 31, 2026, the FDA has issued eight notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

In May 2025, the FDA disclosed plans to expand its use of unannounced inspections of foreign manufacturing facilities that produce drugs and biologics distributed in the United States. Subsequently, in August 2025, the FDA introduced a “PreCheck” program with the intention of supporting companies as they build new facilities in the United States. The PreCheck program provides manufacturers with more frequent FDA communication at critical development stages, including facility design, construction, and pre-production. These FDA initiatives flow from an Executive Order issued by President Trump on May 5, 2025, calling for actions to reduce regulatory barriers to pharmaceutical manufacturing in the United States.

Submission of a BLA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s CMC and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. The fee required for the submission of a BLA under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for federal fiscal year 2026, this application fee is approximately $4.7 million), and the sponsor of an approved BLA is also subject to an annual program fee, set at $442,213 per eligible prescription drug product for federal fiscal year 2026. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of the BLA within 60 days of receipt and must inform the sponsor by that time whether the application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations for applications state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be subjects of RTFs. The internal guidance also provides that the FDA will issue an RTF for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate. The FDA may request additional information rather than accept a BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA may inform the sponsor of certain requirements for information when it accepts the BLA or by the 74th day of the receipt of the BLA. Thereafter, the FDA may submit “information requests” to the sponsor in the course of the FDA’s review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application for an investigational product that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of a BLA to extend beyond the PDUFA goal date.

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

The FDA typically requires a robust safety database and substantial evidence of the efficacy of the product. The term “substantial evidence” has been interpreted by the FDA to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [the FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It has not yet finalized that guidance, but the FDA did issue draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy. More recently, in December 2025, the FDA signaled that it is considering only requiring one clinical study for approval of most products. The FDA indicated at such time that it may issue guidance regarding this change through a press release or other means; the FDA has not yet, however, issued such guidance.

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

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond. For those seeking to challenge the FDA’s CRL decision, the FDA has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution. While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the FDA announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.

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

On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher, or CNPV, Program, may reportedly be redeemed by sponsors to shorten the review time of an NDA from approximately 10-12 months to 1-2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a one-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities. As with the FDA’s other programs for expediting review and approval of new drug products, there is no guarantee it would result in approval of our marketing applications or that such approval, if granted, would be on an expedited basis.

In September 2025, the FDA introduced a framework intended to streamline the approval of new therapies for ultrarare diseases. The Rare Disease Evidence Principles, or RDEP, is intended to allow sponsors to rely on a single-arm trial in support of approval of drugs and biologics that treat rare diseases with very small patient populations and where the disease is linked to a known genetic defect and characterized by progressive functional deterioration leading to disability or death in a short period of time. The targeted diseases should also lack adequate alternative therapies.

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

On September 9, 2025, President Trump issued a memorandum directing HHS to ensure transparency and accuracy in direct-to-consumer, or DTC, prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements. To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the FDA would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.”

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021. In Catalyst Pharms, Inc. v. Becerra, or Catalyst, the court held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, D.C., fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

Under the BPCIA, a manufacturer may submit an application for licensure of a biological product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering additional laws that could go into effect in 2026 and beyond, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Clinical trial approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or CTR, became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the EU, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or the EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

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

The CTR did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion. As of January 31, 2026, all clinical trials (including those which are ongoing) became subject to the provisions of the CTR.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EU Clinical Trials Register (https://eudract.ema.europa.eu).

Marketing authorization

To obtain a marketing authorization, or MA, for a gene therapy product under the EU regulatory system, a sponsor must submit an application via the centralized procedure administered by the EMA. Specifically, the grant of an MA in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to the EMA’s Committee for Advance Therapies which provides a draft opinion regarding the application for marketing authorization and which is subject to final approval by the EMA’s Committee for Medicinal Products for Human Use. The European Commission grants or refuses marketing authorization in light of that final approval.

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

On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. Thereafter, on December 11, 2025, the European Parliament and the Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. Key changes include updating regulatory data exclusivity to a new system with eight years of data exclusivity and reduced market exclusivity period to one year, which can be extended if specific conditions are fulfilled, adding launch/supply obligations, incentivizing antibiotic innovation with transferable vouchers, and streamlining approval procedures in the EU. There will likely be a transition period of 24 months, with these changes taking effect in mid-2028.

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

There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, or Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision has led to increased scrutiny on data transfers from the EU to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Following the CJEU decision, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, or DPF, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the DPF in December 2022, and has now adopted an adequacy decision to permit data transfers from the EU to the United States going forward. This development permits data transfers at this point under this framework and more broadly has made international data transfers more straightforward, but these provisions are being challenged in court. There is currently one pending litigation against the DPF before the Court of Justice of the European Union (CJEU), C-703/25 P – Latombe v Commission. The recent election in the United States and the new administration may also impact whether the DPF remains an adequate data transfer framework. The continuing uncertainty around this issue may further impact our business operations in the EU.

On June 23, 2016, the electorate in the U.K. voted in favor of leaving the EU, commonly referred to as Brexit. As with other issues related to Brexit, there are open questions about how personal data will be protected in the U.K. and whether personal information can transfer from the EU to the U.K. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act of 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by the GDPR. While the Data Protection Act of 2018 in the U.K. that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the U.K., it is unclear whether transfer of data from the EEA to the U.K. will remain lawful under the GDPR.

The U.K. government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the U.K. as being “essentially adequate” for purposes of data transfer from the EU to the U.K. On December 19, 2025, the European Commission renewed this decision until December 27, 2031. The U.K. and the United States also have agreed on a framework for personal data to be transferred between the U.K. and the United States, called the U.K.-U.S. Data Bridge. The U.K.-U.S. Data Bridge may be challenged in the future. Continuing uncertainty about these data transfers, including the possibility of future changes, may impact our business operations.

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

Brexit took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021.

The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the U.K. Parliament adopted amendments to improve and strengthen the U.K.’s clinical trials regulatory regime, and such amendments will take effect on April 28, 2026. These changes were needed since the current U.K. requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the U.K. left the EU prior to the date on which the EU CTR took effect, the U.K. legal framework did not benefit from the same revisions as occurred at the EU level.

Further, as of January 1, 2024, a new international recognition procedure, or IRP, applies, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include the EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure, as well as the FDA for product approvals granted in the United States. The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of products from Canada. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the FDA to obtain initial feedback from FDA prior to formally submitting their section 804 importation program (SIP) proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the FDA and ultimately shortening the review timeline.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028 and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act, or OBBBA, on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs became effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Novo Nordisk, Inc., Janssen Pharmaceuticals, Inc., Novartis AG, AstraZeneca plc and Boehringer Ingelheim International GMBH, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral arguments in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard arguments in an additional three cases. On May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

The Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Such measures include streamlining the state drug importation program and modifying provisions of the 340B program. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS will pursue other actions, including proposing a rulemaking that imposes most-favored-nation, or MFN, pricing in the United States. Thereafter, on July 31, 2025, President Trump issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. Since that time, virtually all of these pharmaceutical companies have entered into agreements with the Trump Administration to provide for lower prices on certain pharmaceuticals.

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

Human Capital Resources

As of December 31, 2025, we had 511 team members employed with us full-time, of which 118 had a M.D. or Ph.D. degree. Of these team members, 399 were engaged in research and development activities and 112 were in general and administrative roles. None of our team members are represented by a labor union or covered by a collective bargaining agreement. The human capital measures and objectives we focus on in managing our business are our employee retention rate and our internal engagement survey participation rate. We seek to maintain an annual retention rate of greater than 85% and a survey participation rate of greater than 90%.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K, in evaluating our company. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, and the trading price of our common stock could decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks related to our financial position and need for additional capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $80.0 million, $376.7 million and $132.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1.6 billion. We have financed our operations primarily through private placements of our preferred stock, proceeds from sales of our common stock, collaboration revenue and our credit facility with Sixth Street Lending Partners. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We have not completed any pivotal clinical trials of any product candidates and do not, and may never, have a product candidate approved for commercialization. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical studies and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Because of the numerous risks and uncertainties associated with developing base editing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations.

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

At December 31, 2025, our cash, cash equivalents, and marketable securities were $1.2 billion. We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funding sooner than planned. Our future capital requirements will depend on many factors, including:

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
•
the payment of success liabilities to Harvard and Broad Institute, should we choose to pay in cash;
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

Any additional fundraising efforts may divert the attention of our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our product candidates. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Other than our credit facility with Sixth Street Lending Partners, we have no committed source of additional capital and, if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us on a timely basis, we may have to significantly delay, scale back or discontinue the development or, if approved, commercialization of our product candidates or other research and development initiatives. For example, in October 2023, we announced a portfolio reprioritization and strategic restructuring, including cost-reduction initiatives which resulted in the pausing or elimination of certain pipeline programs.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. Other than our credit facility with Sixth Street Lending Partners, we do not have any committed external source of capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted. The terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Our financing agreement with Sixth Street Lending Partners includes covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, and other restrictions, and future debt financings may contain similar restrictions.

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

We are an early-stage company. We were founded in January 2017 and began operations in July 2017. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying potential product candidates, undertaking preclinical studies, operating clinical trials and preparing for the potential commercial launch of product candidates. Many of our product development programs are still in the early clinical, preclinical or research stage of development, and their risk of failure is high. We have not yet demonstrated an ability to successfully complete any pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

In addition, as a new business, we may encounter other unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We are currently transitioning from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

We have incurred substantial losses during our history, and we may never achieve profitability. To the extent that we continue to generate taxable losses, any unused U.S. federal losses generated after 2017 will carry forward indefinitely to offset future taxable income; any U.S. federal taxable losses generated prior to 2018 will carry forward for 20 tax years from the year of generation. Additionally, we continue to generate business tax credits, including U.S. federal research and development tax credits, which generally may be carried forward 20 tax years from the year of generation to offset a portion of our future tax liability, if any. Additionally, Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit a corporation’s ability to utilize tax attributes to the extent the corporation experiences an “ownership change,” generally defined as a greater than 50 percentage point change in ownership, measured by value, among 5% or greater shareholders over a rolling three-year testing period. To the extent a corporation experiences an ownership change, utilization of pre-ownership change tax attributes (e.g., net operating losses and general business tax credits) to offset post-ownership change taxable income or taxes, is subject to an annual limitation, generally calculated as the pre-ownership change equity value of the corporation, subject to certain prescribed adjustments, multiplied by the long-term tax exempt rate published monthly by the Internal Revenue Service. We completed a Section 382 study as of December 31, 2024, and determined that no historical ownership changes occurred since December 2021. However, we may have experienced ownership changes since December 31, 2024 and may experience additional ownership changes in the future as a result of shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change net operating losses or other tax attributes to offset U.S. federal taxable income or taxes may be subject to limitations, which could potentially result in increased future tax liability to us. There may also be limitations on our ability to use net operating losses and business tax credits at the state level. Additional limitations on our ability to utilize our net operating losses and other tax attributes to offset future taxable income or taxes may arise as a result of our corporate structure, whereby net operating losses or other tax attributes generated by certain of our subsidiaries or controlled entities may not be available to offset taxable income or taxes of other subsidiaries or controlled entities.

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

The terms of our financing agreement with Sixth Street Lending Partners and our indebtedness could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to comply with restrictions in the financing agreement, the repayment of our existing indebtedness could be accelerated.

On February 24, 2026, we entered into a financing agreement with Sixth Street Lending Partners as the administrative agent and collateral agent for several lenders, or the Financing Agreement. The Financing Agreement establishes a senior secured term loan facility of $500.0 million, or the Credit Facility, consisting of $100.0 million funded on the closing date; up to $300 million available upon the achievement of certain clinical, regulatory and commercial milestones for risto-cel; and an additional $100 million available at our option, subject to mutual agreement between the parties, during the seven-year term of the Financing Agreement.

The Financing Agreement contains customary representations and warranties and affirmative and negative covenants. For example, it requires us to make certain payments over time and, subject to certain exceptions, restricts our ability to incur additional indebtedness, grant liens, make investments (including acquisitions), effectuate mergers or consolidations, engage in asset sales and licensing transactions, pay dividends, modify material agreements, pay subordinated indebtedness, and undertake other matters customarily restricted in such agreements. Among other requirements of the Financing Agreement, we and our subsidiaries party to the Financing Agreement must maintain certain minimum liquidity requirements if our market capitalization falls below an agreed threshold. We are also subject to restrictions on sales and licensing transactions with respect to our core intellectual property and product assets, including, but not limited to, risto-cel and BEAM-302, subject to certain exceptions. These and other terms in the Financing Agreement could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Additionally, if we fail to comply with the covenants under the Financing Agreement, it will result in an event of default. Upon the occurrence of an event of default, and subject to any specified cure periods, all amounts owed under the Financing Agreement may be declared immediately due and payable by the lenders, and the lenders may foreclose on the collateral, which could have a material adverse effect on our business, financial condition and results of operations.

Our current and potential indebtedness could affect our business in the following ways, among other things: make it more difficult for us to satisfy our contractual and commercial commitments; require us to use a substantial portion of our cash flow subject to mandatory prepayments to pay interest and principal when due, which would reduce funds available for working capital, capital expenditures and other general corporate purposes; limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments or general corporate purposes; heighten our vulnerability to downturns in our business, our industry or in the general economy; place us at a disadvantage compared to our competitors that may have proportionately less debt; limit management’s discretion in operating our business; and limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

Our business may not generate cash flows from operations in the future that are sufficient to service our debt and support our growth strategies. In addition, our ability to generate sufficient cash flows to meet our debt obligations depends upon several factors, such as the ability of us and our licensees to timely complete clinical trials and obtain marketing approval for our clinical-stage product candidates, to successfully commercialize our clinical-stage product candidates, our receipt of regulatory approval for risto-cel and our other product candidates, and our future performance, which is subject to financial, business, and other impacts on our operations, many of which are beyond our control. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as obtaining additional equity capital on terms that may be onerous or highly dilutive, selling assets, or restructuring debt. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We are early in our development efforts. Our product candidates are still in preclinical or clinical development and we have not, and may never, commercialize a product candidate. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and our future success depends heavily on the successful development of our base editing product candidates and the results of our clinical trials, none of which have yet been completed. Our ability to generate product revenue will depend heavily on the successful development and, if approved, eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a DAP for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. Thereafter, following litigation, the FDA was directed by a federal district court to restore the draft guidance to the FDA website. When the FDA did so, it stated that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of BLAs.

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

We have not completed pivotal clinical trials of any of our product candidates. Moreover, there have been only a limited number of clinical trials involving the use of base editing technology similar to our technology. We do not yet know whether any product candidates we develop will prove safe in humans. In the genetic medicine field, there have been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia, serious blood disorders and death. There can be no assurance that base editing technologies, or components of our product candidates or methods of delivery, will not cause undesirable side effects, as improper editing of a patient’s DNA and other effects could lead to lymphoma, leukemia, or other cancers, other serious conditions or syndromes or other aberrantly functioning cells.

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

In addition to side effects and adverse events caused by our product candidates, the conditioning administration process or related procedures used in risto-cel and potentially other ex vivo product candidates also can cause adverse side effects and adverse events. For example, a patient in our BEACON trial for the treatment of sickle cell disease died due to respiratory failure four months after busulfan conditioning and infusion with risto-cel. While the investigator determined that the patient’s death was likely related to busulfan conditioning and deemed the event unrelated to risto-cel, we cannot be certain of these conclusions, nor that other patients will not experience adverse events from the trial’s conditioning regimen or otherwise. If in the future we are unable to demonstrate that such adverse events were not caused by the conditioning regimens used, or administration process or related procedure, the FDA, the European Commission, EMA or other regulatory authorities could order us to cease further development of, or deny or limit approval of, our product candidates using such regimens, processes or procedures for any or all target indications. Even if we are able to demonstrate that adverse events are not related to the product candidate or the administration of such product candidate, such occurrences could affect patient recruitment, the ability of enrolled patients to complete the clinical trial, or the commercial viability of any product candidates that obtain regulatory approval.

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

Because we have limited financial, scientific and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, in October 2023, we implemented a strategic restructuring to prioritize development of our ex vivo and in vivo sickle cell disease programs, as well as our in vivo base editor BEAM-302. While we may identify new collaboration partners who can progress some of these programs, we may not be successful in doing so in a timely manner, on acceptable terms or at all. We may otherwise fail to raise sufficient additional capital in order to progress these programs ourselves or we may determine, for internal resource allocation purposes or for other reasons, to abandon development of these programs. As a result, we could miss valuable opportunities to capitalize on the potential of the programs. We may also allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration or that does not prove to have viable commercial opportunities. Any failure to use our financial and human resources efficiently could harm our business and operations.

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

There are several other companies utilizing base editing technology, including Life Edit (an ElevateBio company), Metagenomi, Revvity, Aurora Therapeutics, Mammoth Biosciences, YolTech Therapeutics, HuidaGene Therapeutics and Intellia Therapeutics. In addition, we face competition from companies utilizing other gene editing modalities and various other genetic medicines. Within the disease areas that we focus on, we are also aware of competing companies that have approved therapies, those with therapies in development, and others that may emerge in the future. For sickle cell disease, these companies include CRISPR Therapeutics, Vertex Pharmaceuticals, Editas Medicine, Genetix Biotherapeutics (formerly bluebird bio), YolTech Therapeutics, Novartis Pharmaceuticals, Kamau Therapeutics, Fulcrum Therapeutics, Tessera Therapeutics, Cimeio Therapeutics and Agios Pharmaceuticals. For our AATD targeted therapies, these include Wave Life Sciences, YolTech Therapeutics, Prime Medicine, CRISPR Therapeutics, Moderna, Korro Bio, Tessera Therapeutics and Arrowhead Pharmaceuticals.

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

Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government authorities or healthcare programs, private health plans, and other organizations. Government authorities and third-party payors, such as private health plans, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, the Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business, including provisions that impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. We cannot yet predict the effect the IRA will have on our business and the healthcare industry in general.

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

These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of several factors. If we license rights to any product candidates we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

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

We have licensed and are dependent on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our base editing technology and product candidates. For example, we are a party to license agreements with Broad Institute, Editas, Harvard, and Bio Palette, and others, pursuant to which we in-license key patents and patent applications for our base editing platform technology and product candidates (the Editas License Agreement, the Harvard License Agreement and the Bio Palette License Agreement, respectively). These license agreements impose various diligence, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate our license, in which event we would not be able to develop or market our base editing platform or any other technology or product candidates covered by the intellectual property licensed under these agreements. For example, under the Harvard License Agreement, we are required to meet certain development milestones for the development of a licensed product covered by certain sub-categories of licensed patents. If we fail to meet such milestones, our rights with respect to the sub-category of licensed patents will terminate.

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

In addition, pursuant to our license agreement with Harvard, under certain specific circumstances Harvard may grant a license to the patents that are the subject of such license agreement to a third party in the same field as such patents are licensed to us. Such third party may then have full rights that are the subject of the Harvard License Agreement, which could impact our competitive position and enable a third party to commercialize products similar to our potential future product candidates and technology. Any grant of rights to a third party in this scenario would narrow the scope of our exclusive rights to the patents and patent applications we have in-licensed from Broad Institute and/or Harvard, as applicable.

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

Likewise, our currently owned patents and patent applications, if issued as patents, and in-licensed patents and patent applications, if issued as patents, directed to our proprietary base editing technologies and our product candidates are expected to expire from 2034 through 2046, without taking into account any possible patent term adjustments or extensions. Our owned or in-licensed patents may expire before, or soon after, our first product candidate achieves marketing approval in the United States or foreign jurisdictions. Additionally, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current in-licensed patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

If we or our licensors are unsuccessful in any interference proceedings or other priority, validity (including any patent oppositions), or inventorship disputes to which we or they are subject, we may lose valuable intellectual property rights through the loss of one or more of our owned, licensed, or optioned patents (for example, European Patent No. EP3,115,457 B1, which we sublicensed from Bio Palette and which was subsequently revoked), or such patent claims may be narrowed (for example, European Patent No. EP3,604,511 B1, which we licensed from Harvard and which was subsequently narrowed), invalidated, or held unenforceable, or through loss of exclusive ownership of or the exclusive right to use our owned or in-licensed patents. In the event of loss of patent rights as a result of any of these disputes, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our patent claims could limit our ability to stop others from using or commercializing similar or identical technology and product candidates. Even if we or our licensors are successful in an interference proceeding or other similar priority or inventorship disputes, it could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. The extensive patent filings related to CRISPR and Cas make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our base editing platform technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our base editing platform technology and product candidates. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, or the University of California Portfolio, which contains multiple patents and pending applications directed to gene editing. The University of California portfolio includes, for example, U.S. Patent Nos. 10,266,850; 10,227,611; 10,000,772; 10,113,167; 10,301,651; 10,308,961; 10,337,029; 10,351,878; 10,407,697; 10,358,659; 10,358,658; 10,385,360; 10,400,253; 10,421,980; 10,415,061; 10,428,352; 10,443,076; 10,487,341; 10,513,712; 10,519,467; 10,526,619; 10,533,190; 10,550,407; 10,563,227; 10,570,419; 10,577,631; 10,597,680; 10,612,045; 10,626,419; 10,640,791; 10,669,560; 10,676,759; 10,752,920; 10,774,344; 10,793,878; 10,900,054; 10,982,230; 10,982,231; 10,988,780; 10,988,782; 11,001,863; 11,008,589; 11,008,590; 11,028,412; 11,186,849; 11,242,543; 11,274,318; 11,293,034; 11,332,761; 11,401,532; 11,473,108; 11,479,794; 11,549,127; 11,634,730; 11,674,159; 11,814,645; 11,970,711; 12,123,015; 12,180,503; 12,180,504; 12,215,343, which are expected to expire around March 2033, excluding any additional term for patent term adjustment, or PTA, or patent term extension, or PTE, and any disclaimed term for terminal disclaimers. The University of California portfolio also includes numerous additional pending patent applications. If these patent applications issue as patents, they are expected to expire around March 2033, excluding any PTA, PTE, and any disclaimed term for terminal disclaimers. As discussed above, certain applications in the University of California Portfolio are currently subject to U.S. Interference No. 106,115 with certain U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties to which we have an option under the Editas License Agreement. Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain members of the University of California Portfolio have been or are being opposed in Europe by multiple parties. For example, European Patent Nos. EP2,800,811 B1, and EP3,241,902 B1, EP3,401,400 B1 and EP3,597,749 B1 have been opposed, which patents are estimated to expire in March 2033 (excluding any patent term adjustments or extensions). The opposition procedure before the EPO allows one or more third parties to challenge the validity of a granted European patent within nine months after grant date of the European patent. Opposition proceedings may involve issues including, but not limited to, priority, patentability of the claims involved, and procedural formalities related to the filing of the patent application. As a result of the opposition proceedings, the Opposition Division can revoke a patent, maintain the patent as granted, or maintain the patent in an amended form. In April 2021, the claims of European patent EP3,241,902 B1 were revoked in their entirety by the Opposition Division, and that decision was not appealed. In November 2024, European patents EP2,800,811 B1 and EP3,401,400 B1 were revoked by the Boards of Appeal of the European Patent Office. In November 2025, the claims of European patent EP3,597,749 B1 were revoked in their entirety by the Opposition Division, and that decision is being appealed. It is uncertain how oppositions filed against EP3,597,749 B1 will be resolved. If this patent is maintained by the Boards of Appeal with claims similar to those that were opposed, our ability to commercialize our product candidates may be adversely affected if we do not obtain a license to these patents. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. For example, in October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our product candidates may have a material adverse impact on our business due to increased competition and pricing pressure.

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

As we are initially seeking to identify and develop product candidates to treat diseases using novel technologies, there is heightened risk that the FDA, the EMA or other regulatory authority may not consider the clinical trial endpoints that we propose to provide clinically meaningful results. Even if the endpoints are deemed clinically meaningful, we may not achieve these endpoints to a degree of statistical significance, particularly because many of the diseases we are targeting with our platform have small patient populations, making development of large and rigorous clinical trials more difficult. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the EU and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No gene editing therapeutic product has been approved in the United States or in Europe, and only a limited number of gene therapy products have received marketing authorization or marketing approval from the European Commission or the FDA. Some of these products have taken years to register and have had to address significant issues in their post-marketing experience.

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

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging the FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the district court declined to dismiss the case and, instead, transferred it to the federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

Finally, with the change in presidential administrations in 2025, there continues to be substantial uncertainty as to how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the U.K. Parliament adopted amendments to improve and strengthen the U.K.’s clinical trials regulatory regime, and such amendments will take effect on April 28, 2026. These changes were needed since the current U.K. requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the U.K. left the EU prior to the date on which the EU CTR took effect, the U.K. legal framework did not benefit from the same revisions as occurred at the EU level.

At the same time, as of January 1, 2025, a new international recognition procedure, or IRP, applies, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include the EMA and regulators in the EU/European Economic Area, or EEA, member states for approvals in the EU centralized procedure and mutual recognition procedure, as well as the FDA for product approvals granted in the U.S. However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. Thereafter, on December 11, 2025, the European Parliament and the Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. The revisions may have a significant impact on the pharmaceutical industry and our business. They would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications, up to a maximum of 11 years total. There will likely be a transition period of 24 months, with the changes taking effect in mid-2028.

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

For example, on September 9, 2025, the President issued a memorandum directing HHS to “ensure transparency and accuracy in DTC prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the FDA would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.”

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

FDA’s fast track, breakthrough, and regenerative medicine advanced therapy, or RMAT, programs are intended to expedite the development of certain qualifying products intended for the treatment of serious diseases and conditions. If a product candidate is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the product’s potential to address an unmet medical need for this condition, the sponsor may apply for FDA fast track designation. A product candidate may be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A product candidate may receive RMAT designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate has the potential to address an unmet medical need for such condition. While we have in the past sought, and may again in the future seek, fast track, breakthrough, and/or RMAT designation, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A fast track, breakthrough, or RMAT designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. In addition, the FDA may withdraw fast track, breakthrough, or RMAT designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track, breakthrough, and/or RMAT designation alone do not guarantee qualification for the FDA’s priority review procedures.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government shut down and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, disruptions may also result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under PDUFA, it remains unclear how the current administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. There also continues to be uncertainty as to how other measures being implemented by the current administration across the government will impact our activities and those of the FDA and its operations. For example, the potential loss of FDA personnel could lead to further disruptions and delays in FDA review of our product candidates.

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

While we have received orphan drug designation for a product candidate in the past, the FDA’s standards for granting orphan drug exclusivity in the gene therapy context remain unclear and evolving. For example, in September 2021, the FDA issued final guidance describing its current thinking on when a gene therapy product is the “same” as another product for purposes of orphan exclusivity. Under the guidance, if either the transgene or vector differs between two gene therapy products in a manner that does not reflect “minor” differences, the two products would be considered different drugs for orphan drug exclusivity purposes. The FDA will determine whether two vectors from the same viral class are the same on a case-by-case basis and may consider additional key features in assessing sameness. In addition, in order for the FDA to grant orphan drug exclusivity to one of our product candidates, the FDA must find that the product candidate is indicated for the treatment of a condition or disease that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product candidate available for the disease or condition will be recovered from sales of the product in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different product candidates can be approved for the same condition. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later product candidate is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared with the product that has orphan exclusivity.

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

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021. In Catalyst Pharms, Inc. v. Becerra, or Catalyst, the court held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, D.C., fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

In October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of products from Canada. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the FDA to obtain initial feedback from FDA prior to formally submitting their SIP proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the FDA and ultimately shortening the review timeline.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028 and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the OBBBA on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs became effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Novo Nordisk, Inc., Janssen Pharmaceuticals, Inc., Novartis AG, AstraZeneca plc and Boehringer Ingelheim International GMBH, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral arguments in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard arguments in an additional three cases. On May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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

Changes in and uncertainty surrounding U.S. and international trade policies may adversely impact our business and operating results.

In the spring of 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump Administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs due to drug trafficking equaling 20% on imports from China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump Administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2025.

Shortly before that expiration date, the United States and China reached a one-year agreement with an expiration of November 10, 2026, that includes the continued suspension of the heightened reciprocal tariffs on China and delayed enforcement of new U.S. export rules targeting affiliates of blacklisted firms.

Since the April 2025 reciprocal tariffs announcement, the European Union, Japan, South Korea, Switzerland and the United Kingdom, among others, have reached deals with the United States that include reduced tariff rates to varying levels and other measures. On July 31, 2025, President Trump issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%. The new rates do not apply to Canada, China, Mexico and a few other countries. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of a 10% tariff due to drug trafficking. Regarding Canada and Mexico, the rate remains 25% for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. President Trump also announced a further 10% increase on non-USMCA goods from Canada, but it is unclear when such increase will take effect. The European Union, Japan, South Korea, Switzerland (and Liechtenstein), the United Kingdom and others have reached agreements with the United States that cap pharmaceutical tariffs at 15%. In addition, an agreement with Malaysia provides a zero percent tariff exemption for pharmaceutical products that are not patented in the United States and are used in pharmaceutical applications and an agreement with Switzerland and Liechtenstein caps tariffs on pharmaceuticals imported from Switzerland and Liechtenstein at 15%. Finally, the United States signed an agreement with Taiwan on January 15, 2026 that eliminates U.S. tariffs on generic pharmaceuticals, and their active ingredients, imported from Taiwan.

The reciprocal tariffs and the drug trafficking tariffs were imposed by President Trump pursuant to the International Emergency Economic Powers Act, or IEEPA. These tariffs were found to be unconstitutional by multiple federal courts in the spring and summer of 2025. The U.S. Supreme Court agreed to review those decisions on an expedited schedule and is expected to issue its ruling in early 2026. In the meantime, the lower court decisions were stayed, which means that the tariffs remain in effect pending the U.S. Supreme Court’s decision.

Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China.

Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025 President Trump announced, via a post on Truth Social, that, beginning on October 1, 2025, all branded or patented drugs imported into the United States would face a 100% tariff. At the same time, President Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the United States. Thereafter, President Trump delayed the October 1, 2025 effective date of the tariffs on branded or patented pharmaceutical products, announcing that the administration had now “begun preparing” tariffs on manufacturers that do not build in the United States or enter into an MFN drug pricing agreement with the Trump Administration.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact on our costs of materials and production processes, and supply chain disruptions and delays due to new or revised tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantities and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering additional laws that could go into effect in 2026 and beyond, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed the My Health My Data Act in 2023 that specifically regulates the collection and sharing of health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Some privacy advocacy groups have already suggested that they will be challenging the DPF, and there is currently one pending litigation against the DPF before the Court of Justice of the European Union (CJEU), C-703/25 P – Latombe v Commission. If these challenges are successful, they may not only impact the DPF, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms.

In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The EC adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act of 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by the GDPR. In relation to data transfers, both the U.K. and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the U.K. Data Protection Act of 2018 and the GDPR, respectively. The U.K. and the U.S. have also agreed to a U.S.-U.K. “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the U.K. to the U.S.

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

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, the terms of the Financing Agreement preclude us from paying dividends, and any future credit facility may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

Provisions in our fourth amended certificate of incorporation, our second amended and restated by-laws, and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Our fourth amended certificate of incorporation, or our certificate of incorporation, and our second amended and restated by-laws, or our by-laws, and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our certificate of incorporation and by-laws include provisions that:

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
•
expressly authorize our board of directors to make, alter, amend or repeal our by-laws; and
•
require supermajority votes of the holders of our common stock to amend specified provisions of our certificate of incorporation and by-laws.

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

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities and cash tax obligations. For example, the IRA was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBBA, was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to certain exceptions. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework.

Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

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

Holders

As of February 17, 2026, there were approximately 25 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future. In addition, our financing agreement with Sixth Street Lending Partners contains restrictive covenants that prohibit us, subject to certain exceptions, from paying dividends on our common stock, and future debt securities or other financing arrangements could contain similar or more restrictive negative covenants.

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

The graph set forth below compares the cumulative total stockholder return on our shares of common stock between December 31, 2020 and December 31, 2025, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2020 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of equity securities by the issuer or affiliated purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2025.

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

Information pertaining to fiscal year 2023 was included in our Annual Report on Form 10-K for the year ended December 31, 2024 on pages 111 through 123 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025.

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

Hematology

We are pursuing a long-term, staged development strategy for our base editing approach to treat hematological diseases, such as sickle cell disease and beta-thalassemia. Our initial wave consists of ex vivo programs in which hematopoietic stem cells, or HSCs, are collected from a patient, edited using electroporation, and then infused back into the patient following a conditioning regimen, such as treatment with busulfan, the standard of care in HSC transplantation, or HSCTs, today. Once reinfused, the HSCs begin repopulating a portion of the bone marrow in a process known as engraftment. The engrafted, edited HSCs give rise to progenitor cell types with the corrected gene sequences. We are deploying this ex vivo approach in our risto-cel program. We are also pursuing a next wave of in vivo base editing with delivery directly into HSCs of patients via LNPs. We believe this multi-wave strategy can maximize the potential applicability of our sickle cell disease programs to patients as well as create a platform for the treatment of many other severe genetic blood disorders.

Ex Vivo Base Editing via Autologous Transplant with risto-cel

We are using base editing to pursue the development of risto-cel for the treatment of sickle cell disease. Risto-cel is a patient-specific, autologous HSC investigational therapy designed to offer a potentially best-in-class profile, incorporating base edits that are intended to mimic single nucleotide polymorphisms seen in individuals with hereditary persistence of fetal hemoglobin, or HbF.

Risto-cel aims to alleviate the effects of sickle cell disease by increasing HbF, which is expected to increase functional hemoglobin production and, in the case of sickle cell disease, inhibit hemoglobins S, or HbS, polymerization.

We are conducting a Phase 1/2 clinical trial designed to assess the safety and efficacy of risto-cel for the treatment of sickle cell disease, which we refer to as our BEACON trial. The BEACON trial includes approximately 50 adults and adolescents with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with risto-cel, patients are assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients are also assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, HbF levels, and quality of life assessments. The adult and adolescent enrollment for BEACON is complete, and manufacturing of all doses was completed as of

December 2025. The U.S. Food and Drug Administration, or the FDA, has granted orphan drug designation and regenerative medicine advanced therapy designation to risto-cel. Risto-cel has also been accepted into the FDA’s Chemistry, Manufacturing, and Controls Development and Readiness pilot program.

In December 2025, we presented updated data from the BEACON trial at the American Society of Hematology 2025 Annual Meeting, or ASH. The presentation contained preliminary data as of August 6, 2025, from 31 patients in the trial, with follow up ranging from 0.3 to 20.4 months. The presentation data included the following:

•
Patients achieved mean HbF levels above 60% and a mean durable reduction in corresponding HbS below 40%. A pancellular distribution of HbF, reflecting expression across most of the circulating red blood cells, was observed, with mean per-cell HbF levels maintained above the sickling threshold throughout follow-up. Durable, high editing efficiency was observed in peripheral blood and bone marrow following treatment with risto-cel. Mean peripheral blood editing was 67.4% at Month 6 and 72.8% by Month 12
•
Patients required a median of one (range: 1-5) stem cell collection cycle, comprising a median of three (range: 1–13) total collection days for the risto-cel manufacturing process and back-up cell collection. The median time to neutrophil engraftment was 17.5 days (range: 12-30), with a median duration of severe neutropenia of seven days (range: 1-17). The median time to platelet engraftment was 19 days (range: 11-53). In addition, 29% of patients did not require any platelet transfusions following risto-cel treatment.
•
Total Hb levels increased rapidly with all patients experiencing resolution of anemia after elimination of the transfused blood. Key markers of hemolysis, including indirect bilirubin, haptoglobin, lactate dehydrogenase, and reticulocytes, normalized or improved in all patients following risto-cel treatment. Erythropoietin levels also trended toward normal, indicating significant improvement in oxygen delivery to tissues. Sickling parameters all decreased in the blood following risto-cel treatment to levels comparable to those seen in individuals with sickle cell trait.
•
The initial safety profile of risto-cel was consistent with busulfan conditioning, autologous HSCT and underlying sickle cell disease. The most common treatment-emergent adverse events were consistent with busulfan conditioning, including febrile neutropenia, stomatitis and decreased appetite. As previously reported, one patient died four months after risto-cel infusion due to respiratory failure that was determined by the investigator to be likely related to busulfan conditioning and deemed unrelated to risto-cel. No patients experienced any investigator-reported severe vaso-occlusive crises post-engraftment.

We expect to submit a BLA for risto-cel as early as year-end 2026.

In Vivo Base Editing via HSC-targeted LNPs

We continue to develop targeted LNPs for the in vivo delivery of gene editing payloads to HSCs. Based on recent advancements in this technology, we are now prioritizing in vivo delivery for our next wave approach to treating sickle cell disease. We have identified multiple targeted LNPs that have the potential for HSC delivery and are currently engaged in lead optimization. In parallel, we are also continuing development of our proprietary ESCAPE platform, which combines antibody-based conditioning with multiplex gene edited HSCs. ESCAPE has the potential to enable non-genotoxic treatment strategies that can be delivered either ex vivo or in vivo, including as part of any future in vivo program for sickle cell disease. We are conducting a Phase 1 healthy volunteer clinical trial of BEAM-103, an anti-CD117 monoclonal antibody that enables ESCAPE, and expect to complete dosing in the trial in the first half of 2026.

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

Updated clinical data from the dose-escalation portions of Part A and Part B are expected to be shared in the first quarter of 2026, along with an updated clinical development plan for BEAM-302 in patients with AATD. We expect to finalize dose selection for registrational development based on the totality of data from the BEAM-302 trial. We have reached alignment with the FDA on a potential accelerated approval pathway for BEAM-302 based on AAT biomarkers evaluated over 12 months. To support a future BLA submission, we anticipate enrolling approximately 50 additional patients to be treated with the selected optimal biological dose of BEAM-302 in an expansion of the ongoing Phase 1/2 clinical trial.

BEAM-304: In vivo LNP liver-targeting for PKU

BEAM-304 is a newly announced liver-targeting LNP formulation of base editing reagents designed to correct disease-causing mutations responsible for phenylketonuria, or PKU. PKU is an autosomal recessive disorder caused by mutations in the phenylalanine hydroxylase, or PAH, gene that prevents the body from metabolizing the amino acid phenylalanine, or Phe. Elevated levels of Phe may result in severe neurological and neurocognitive impairments. Patients are generally identified via newborn screening, with the standard of care involving a Phe-restricted diet, as well as medicines that manage Phe levels. Initially, we plan to develop BEAM-304 for the treatment of the two most prevalent variants found in PKU patients in the United States, with ongoing research effort to address the majority of the remaining mutations. In preclinical studies, administration of BEAM-304 resulted in the normalization of Phe levels in mice at therapeutically relevant doses, even when consuming a standard diet. In 2026, we plan to submit a regulatory application for authorization to initiate an open-label, dose-ascending, Phase 1/2 trial of BEAM-304 in PKU patients with the R408W mutation. We believe that learnings from this trial have the potential to provide a predictable path to accelerated development of BEAM-304 for additional mutations, including as a result of novel FDA frameworks for platform medicines.

BEAM-301: In Vivo LNP liver-targeting for GSDIa

BEAM-301 is a liver-targeting LNP formulation of base editing reagents designed to correct the R83C mutation, the most prevalent disease-causing mutation for, and the mutation which results in the most severe form of, glycogen storage disease Ia, or GSDIa. GSDIa is an autosomal recessive disorder caused by mutations in the G6PC gene that disrupts a key enzyme, G6Pase, critical for maintaining glucose homeostasis. Inhibition of G6Pase activity results in low fasting blood glucose levels that can result in seizures and be fatal. Patients with this mutation typically require ongoing corn starch administration, without which they may enter into hypoglycemic shock within one to three hours.

We are conducting a Phase 1/2 clinical trial of BEAM-301 at a select number of sites in the United States. The trial is an open-label, multi-cohort, single-ascending dose evaluation of BEAM-301 for the treatment of GSDIa in patients with the R83C mutation. Key endpoints of the trial include safety and tolerability, time to hypoglycemia during fasting, and changes from baseline in corn starch supplementation. Dosing is complete in the first cohort, and enrollment has been initiated in the second cohort. We expect to report initial data from the trial in 2026.

Financing Agreement and Credit Facility

On February 24, 2026, or the Closing Date, we entered into a financing agreement, or the Financing Agreement, with certain of our subsidiaries as guarantors party thereto, the lenders party thereto, or the Lenders, and Sixth Street Lending Partners, as the administrative agent and collateral agent for the Lenders. The Financing Agreement provides for a senior secured term loan facility of up to $500 million, or the Credit Facility, consisting of (i) an initial draw of $100 million on the Closing Date, (ii) a potential additional $100 million draw upon the acceptance by the FDA of our BLA submission for risto-cel prior to a certain date, or the Delayed Draw A, (iii) a potential additional $100 million draw at the Company’s option upon the FDA’s approval of the risto-cel BLA prior to a certain date, or the Delayed Draw B, (iv) a potential additional $100 million draw at the Company’s option upon achieving a revenue target from sales of risto-cel prior to a certain date and (v) a potential additional $100 million draw subject to agreement among us and the Lenders. The Credit Facility matures on February 24, 2033, or the Maturity Date, and bears interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 6.50% (subject to a 1.00% floor) or permits interest on a base rate plus a margin. Certain additional commitment, administrative, undrawn amount and facility fees are also payable in connection with the Credit Facility.

The Credit Facility requires quarterly interest payments, but does not provide for scheduled amortization payments during the term. All principal will be due on the Maturity Date. We will have the right to prepay loans under the Credit Facility at any time. We are required to repay loans under the Credit Facility with proceeds from certain asset sales and licensing transactions, condemnation events and extraordinary receipts, subject, in some cases, to reinvestment rights. Repayments are subject, in some cases, to prepayment premiums.

All obligations under the Financing Agreement will be secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of us and our material subsidiaries, including our intellectual property, and will be guaranteed by our material subsidiaries, subject to certain exceptions.

The Financing Agreement contains customary covenants, including, without limitation, a financial covenant to maintain liquidity of at least $40 million (which shall increase to $80 million upon the draw of the Delayed Draw A and $125 million upon the draw of the Delayed Draw B) if our market capitalization is below $1.75 billion, a covenant to use commercially reasonable efforts to develop and commercialize risto-cel and negative covenants that, subject to certain exceptions, restrict our ability to incur additional indebtedness, grant liens, make investments (including acquisitions), effectuate mergers or consolidations, engage in asset sales and licensing transactions, pay dividends, modify material agreements, pay subordinated indebtedness, and undertake other matters customarily restricted in such agreements. Among other permissions, we are permitted, on terms and conditions set forth in the Financing Agreement, to have outstanding convertible unsecured notes in an amount not to exceed $400 million. We are subject to restrictions on sales and licensing transactions with respect to our core intellectual property, including risto-cel, subject to certain exceptions, including certain transactions related to areas outside the United States.

The Financing Agreement also contains certain events of default after which loans under the Credit Facility may be due and payable immediately, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us and our subsidiaries, and change of control.

Manufacturing

Due to the critical importance of high-quality manufacturing and control of production timing and know-how, we have established a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina intended to support a broad range of clinical programs. The cGMP facility is designed to support manufacturing for our ex vivo cell therapy programs in hematology and in vivo non-viral delivery programs for liver and liver-mediated diseases, with the capability to scale-up to support potential commercial supply. For our current clinical trials, we are relying primarily on our internal manufacturing capabilities, along with CMOs with relevant manufacturing experience in genetic medicines. We believe this investment will maximize the value of our portfolio and capabilities, the probability of technical success of our programs, and the speed at which we can provide potentially life-long cures to patients.

Financial operations overview

General

We were founded in January 2017 and began operations in July 2017. Since our inception, we have devoted substantially all of our resources to building our base editing platform and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, conducting clinical trials, maintaining and expanding internal manufacturing capabilities, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our redeemable convertible preferred stock, proceeds from offerings of our common stock, payments received under collaboration and license agreements, and our credit facility with Sixth Street Lending Partners.

We are an early-stage company, and our programs are at a preclinical or clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products in the near future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the years ended December 31, 2025, 2024 and 2023 were $80.0 million, $376.7 million and $132.5 million, respectively. As of December 31, 2025, we had an accumulated deficit of $1.6 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

As a result of these anticipated expenditures, we will need to raise additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, including our Credit Facility, collaborations, strategic alliances, and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We can give no assurance that we will be able to secure such additional sources of capital to support our operations, or, if such capital is available to us, that such additional capital will be sufficient to meet our needs for the short or long term.

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

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the years ended December 31, 2025, 2024, and 2023, we recognized $139.7 million, $63.5 million and $377.7 million respectively, of revenue from our license and collaboration agreements.

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
•
expenses to acquire in-process research and development with no alternative future use;
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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, intellectual property, business development, commercial readiness and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel, and direct and allocated facility related expenses and other operating costs.

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

Other income and expenses

Other income and expenses consist of the following items:

•
Change in fair value of derivative liabilities consists primarily of remeasurement gains or losses associated with changes in success payment liabilities associated with our license agreement with Harvard, dated as of June 27, 2017, as amended, or the Harvard License Agreement and the license agreement with The Broad Institute, as amended, dated as of May 9, 2018, or the Broad License Agreement.
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

Results of operations

For discussion of 2024 results and comparison with 2023 results, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
	2025	2024	Change
License and collaboration revenue	$139,743	$63,518	$76,225
Operating expenses:
Research and development	409,618	367,561	42,057
General and administrative	113,818	111,525	2,293
Total operating expenses	523,436	479,086	44,350
Loss from operations	(383,693)	(415,568)	31,875
Other income (expense):
Change in fair value of derivative liabilities	700	2,272	(1,572)
Change in fair value of non-controlling equity investments	3,942	(14,093)	18,035
Change in fair value of contingent consideration liabilities	180	1,592	(1,412)
Gain on sale of equity method investment	255,146	—	255,146
Interest and other income (expense), net	43,733	49,094	(5,361)
Total other income (expense)	303,701	38,865	264,836
Net loss before income taxes	(79,992)	(376,703)	296,711
Provision for income taxes	—	(39)	39
Net loss	$(79,992)	$(376,742)	$296,750

License and collaboration revenue

License and collaboration revenue was approximately $139.7 million for the year ended December 31, 2025, compared to approximately $63.5 million for the year ended December 31, 2024, an increase of $76.2 million. License and collaboration revenue recorded in 2025 represents revenue recorded under the Pfizer, Apellis and Orbital Agreements. License and collaboration revenue recorded in 2024 represents revenue recorded under the Pfizer, Apellis and Orbital Agreements, as well as $27.0 million of revenue recognized from development and regulatory milestones achieved under our agreements with Lilly and Sana Biotechnology, Inc, or Sana. The increase in revenue is driven primarily by $109.1 million of revenue recognized in the year ended December 31, 2025, due to the completion of our collaboration deal with Pfizer and the net change in activity amongst our other collaboration agreements.

Research and development expenses

Research and development expenses were $409.6 million and $367.6 million for the years ended December 31, 2025 and 2024, respectively. The following table summarizes our research and development expenses for the years ended December 31, 2025 and December 31, 2024, together with the changes in those items in dollars (in thousands):

	Year Ended December 31,
	2025	2024	Change
External research and development expenses	$142,376	$114,473	$27,903
Employee related expenses	117,366	98,796	18,570
Facility and information technology related expenses	77,146	73,387	3,759
Stock-based compensation expenses	56,123	73,522	(17,399)
In-process research and development expenses	14,507	—	14,507
Other expenses	2,100	7,383	(5,283)
Total research and development expenses	$409,618	$367,561	$42,057

The increase of $42.1 million was primarily due to the following:

•
An increase of $27.9 million in external research and development expenses driven by a $29.0 million increase in outsourced services, primarily due to increased clinical and manufacturing activities, slightly offset by a $1.1 million decrease in lab supply expenses due to the advancement of pipeline programs and a shift of programs beyond research activities;
•
An increase of $18.6 million of employee related expenses due to the increase in the number of research and development employees between December 31, 2024 and December 31, 2025 and annual compensation increases;
•
An increase of $14.5 million due to a one-time in-process research and development charge associated with assets acquired from our acquisition of an early-stage life sciences company during the year ended December 31, 2025 that were determined to have no alternative future use; and
•
An increase of $3.8 million of facility and information technology, or IT, related costs, including depreciation and the expense allocated to research and development related to our leased facilities.

The increase was partially offset by the following:

•
A decrease of $17.4 million in stock-based compensation driven by additional one-time stock awards granted to employees in 2024; and
•
A decrease of $5.3 million of other expenses driven by milestone related expenses recognized in 2024 that were not incurred in 2025.

Research and development expenses are expected to continue to increase as we advance clinical trials for risto-cel, BEAM-302, and BEAM-304, continue our current research programs, initiate new research programs, continue the preclinical and clinical development of our product candidates, conduct any future preclinical studies, and enroll patients in and conduct clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $113.8 million and $111.5 million for the years ended December 31, 2025 and 2024, respectively. The increase of $2.3 million was primarily due to the following:

•
An increase of $8.6 million in personnel related costs due to an increase in the number of general and administrative employees between December 31, 2024 and December 31, 2025, and annual compensation increases; and
•
An increase of $3.6 million in legal costs.

The increase was partially offset by the following:

•
A decrease of $9.0 million in stock-based compensation driven by additional stock awards granted to employees in 2024; and
•
A decrease of $0.9 million in other expenses.

Change in fair value of derivative liabilities

During the year ended December 31, 2025, we recorded $0.7 million of other income related to the change in fair value of derivative liabilities as compared to $2.3 million for the year ended December 31, 2024, driven primarily by a declining interest rate enviornment. There were no success payment obligations paid during the years ended December 31, 2025, 2024 or 2023. The success payment obligations are still outstanding as of December 31, 2025 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the years ended December 31, 2025 and 2024, we recorded other income of $3.9 million and other expense of $14.1 million, respectively, as a result of changes in the fair value of our investments in corporate equity securities.

Change in contingent consideration liabilities

During the years ended December 31, 2025 and 2024, we recorded $0.2 million and $1.6 million, respectively, of other income related to the change in fair value of the milestone payments related to our contingent consideration liabilities from acquisitions.

Interest and other income (expense), net

Interest and other income (expense), net was $43.7 million and $49.1 million of other income for the years ended December 31, 2025 and December 31, 2024, respectively. The decrease was primarily due to decreases in interest income offset slightly by the growth of our investment portfolio.

Gain on sale from equity method investment

On December 8, 2025, Bristol-Myers Squibb Company, or BMS, completed an acquisition of Orbital, or the Acquisition. At the closing of the Acquisition, we held 75 million shares of Orbital common stock, which were cancelled and converted into $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows.

Provision for income taxes

We did not record an income tax provision for the year ended December 31, 2025 and recorded an income tax provision of less than $0.1 million for the year ended December 31, 2024.

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

We have entered into an at the market sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we are entitled to offer and sell, from time to time at prevailing market prices, shares of our common stock having aggregate gross proceeds of up to $1.1 billion. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. There were no shares sold under the Sales Agreement during the year ended December 31, 2025. As of December 31, 2025, we have sold 13,769,001 shares of our common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by us.

In March 2025, we closed an underwritten public offering of 16,151,686 shares of common stock at a public offering price of $28.48 per share and pre-funded warrants to purchase 1,404,988 shares of common stock at a purchase price of $28.47 per pre-funded warrant for aggregate net proceeds of $470.5 million, after deducting underwriting discounts, commissions and approximately $0.8 million related to legal, accounting and other fees in connection with the offering. The pre-funded warrants have an exercise price equal to $0.01 per share and are immediately exercisable, subject to certain beneficial ownership restrictions. The pre-funded warrants do not expire.

On December 8, 2025, BMS completed the Acquisition. At the closing of the Acquisition, we held 75 million shares of Orbital common stock, which were cancelled and converted into $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows.

As of December 31, 2025, we had $1.2 billion in cash, cash equivalents, and marketable securities.

In February 2026, we entered into the Financing Agreement, which provides for the Credit Facility, consisting of an initial draw of $100.0 million on the closing date; up to $300 million available upon the achievement of certain clinical, regulatory and commercial milestones for risto-cel; and an additional $100 million available at our option, subject to mutual agreement between the parties, during the seven-year term of the agreement. The Credit Facility matures on February 24, 2033 and bears interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 6.5% (subject to a 1.00% floor). Certain additional commitment, administrative, undrawn amount and facility fees are also payable in connection with the Credit Facility.

We are required to make success payments to Harvard and Broad Institute based on increases in the per share fair market value of our common stock. The amounts due may be settled in cash or shares of our common stock, at our discretion. We may owe Harvard and Broad Institute success payments of up to an additional $90.0 million each.

We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from the sale of our product candidates in the near future. We anticipate that we may need to raise additional capital in order to continue to fund our research and development, including our planned preclinical studies and clinical trials, maintaining and operating our commercial-scale cGMP manufacturing facility, and new product development, as well as to fund our general operations. As necessary, we will seek to raise additional capital through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of capital to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$(345,102)	$(347,246)
Net cash provided by (used in) investing activities	(121,438)	185,007
Net cash provided by (used in) financing activities	478,049	7,736
Net change in cash, cash equivalents and restricted cash	$11,509	$(154,503)

Operating activities

Net cash used in operating activities for the year ended December 31, 2025 was $345.1 million, including our net loss of $80.0 million, decreases in deferred revenue of $135.4 million, operating lease liabilities of $13.5 million and other long-term liabilities of $0.3 million. In addition, noncash items, including the gain on sale of equity method investment of $255.1 million, amortization of investment discounts and premiums of $16.0 million, an increase in the fair value of non-controlling equity investments of $3.9 million, a decrease in the fair value of derivative liabilities of $0.7 million and a change in the fair value of contingent consideration liabilities of $0.2 million, also contributed to net cash used in operating activities.

These uses of cash were partially offset by increases in other liabilities of $7.7 million and accounts payable of $6.0 million, a decrease in prepaid expenses and other current assets of $4.5 million, as well as noncash items, including stock-based compensation expense of $94.2 million, depreciation and amortization expense of $22.3 million, a decrease in operating lease right-of-use, or ROU, assets of $10.4 million and a realized loss of $0.4 million on our sale of marketable securities.

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

Investing activities

For the year ended December 31, 2025, cash used in investing activities of $121.4 million was primarily driven by net purchases of marketable securities of $367.3 million, purchases of property and equipment of $15.0 million and the payment of $0.1 million of equity issuance costs associated with our acquisition of an early-stage life sciences company. These uses of cash were partially offset by proceeds from sale of our equity method investment in Orbital totaling $255.1 million and proceeds from sales of marketable securities of $5.7 million.

For the year ended December 31, 2024, cash provided by investing activities of $185.0 million was primarily the result of net maturities of marketable securities partially offset by purchases of marketable securities, in addition to purchases of property and equipment of $8.9 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2025 of $478.0 million consisted of $470.5 million of proceeds from the March 2025 issuance of common stock and pre-funded warrants, $4.7 million of proceeds from the exercise of stock options and $2.8 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, or ESPP.

Net cash provided by financing activities for the year ended December 31, 2024 of $7.7 million consisted of proceeds from the exercise of stock options of $5.6 million and $2.6 million of proceeds from the issuance of common stock under our ESPP, offset in part by net repayments of equipment financing liabilities of $0.5 million.

Funding requirements

Our operating expenses are expected to continue to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

•
advance clinical trials of our product candidates;
•
continue our research programs and our preclinical development of product candidates from our research programs;
•
maintain and operate a commercial-scale cGMP manufacturing facility;
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
•
add operational, financial, and management information systems and personnel, including personnel to support our product development; and
•
acquire or in-license products, intellectual property, medicines and technologies.

We expect that our cash, cash equivalents, and marketable securities at December 31, 2025 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

•
the costs of operating and expanding our manufacturing capacity;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. Other than the Credit Facility, we do not have any committed external source of capital. We have historically relied on equity issuances and collaboration revenue to fund our capital needs. The Financing Agreement includes covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, and future debt financings, if available, may include similar restrictions.

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

Contractual obligations

We lease certain assets under noncancelable operating leases, which expire through 2037. The leases relate primarily to office space, laboratory and manufacturing space, and equipment. Aggregate future minimum commitments under these office and laboratory leases and equipment leases are $210.1 million as of December 31, 2025, excluding any related common area maintenance charges or real estate taxes.

Success payment obligations under the Harvard License Agreement and Broad License Agreement are still outstanding as of December 31, 2025. We may owe Harvard and Broad Institute success payments of up to an additional $90.0 million each, which is payable at our election in cash or shares of our common stock.

We are potentially obligated to pay certain milestone and success fees, non-royalty sublicense income fees, royalty fees, licensing maintenance fees, and reimbursement of patent maintenance costs under agreements to license intellectual property. These agreements include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial and success payment milestones. These amounts are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty.

In addition, we may owe up to an additional $89.0 million in development, clinical and commercial milestones to former stockholders of an early-stage life sciences company acquired during the year ended December 31, 2025. Milestone payments are payable at our sole discretion in cash or in shares of our common stock (valued using a volume-weighted average price). These payments are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $1.2 billion, which consisted of cash, money market funds, commercial paper, corporate notes and corporate equity securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our senior management has concluded that the internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, Deloitte & Touche LLP, issued an attestation report on our internal control over financial reporting. See below.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Beam Therapeutics Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Beam Therapeutics Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

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

February 24, 2026

Item 9B. Other Information.

Director and Officer Trading Arrangements

The following table describes for the quarterly period ended December 31, 2025 each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Sravan K. Emany (Chief Financial Officer)	Adoption (August 11, 2025)(1)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all RSU equity awards that have been or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(2)

(1) Plan was adopted in the quarterly period ended September 30, 2025.

(2) The number of shares subject to covered restricted stock units, or RSUs, that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement. This trading arrangement, which applies to RSUs whether vesting is based on the passage of time and/or the achievement of performance goals, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in the sections captioned “Management and Corporate Governance” and “Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive Compensation" and "Director Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Certain Relationship and Related Person Transactions” and “Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the sections captioned “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policy and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3. Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Second Amended and Restated By-laws of Beam Therapeutics Inc.	10-K	001-39208	2/28/2023	3.2

4.1	Specimen stock certificate evidencing shares of common stock	S-1	333-233985	09/27/2019	4.1

4.2	Description of Registered Securities	S-3	333-254946	4/01/2021	4.11

4.3	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-39208	03/10/25	4.1

10.1	Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated April 24, 2019	S-1	333-233985	09/27/2019	10.2

10.2	Sales Agreement, dated April 1, 2021, by and between Beam Therapeutics Inc. and Jefferies LLC.	8-K	001-39208	04/01/2021	1.1

10.3#	License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated June 27, 2017	S-1	333-233985	09/27/2019	10.4

10.4#	Amendment No. 1 to License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated December 12, 2017	10-K	001-39208	03/15/2021	10.5

10.5#	Amendment No. 2 to License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated March 27, 2020	10-K	001-39208	03/15/21	10.6

10.6#	License Agreement, between Editas Medicine, Inc. and Beam Therapeutics Inc., dated May 9, 2018	S-1	333-233985	09/27/2019	10.6

10.7#	Letter Agreement, between Beam Therapeutics Inc., The Broad Institute, Inc., the President and Fellows of Harvard College, and Editas Medicine, Inc., dated September 26, 2018	10-K	001-39208	03/15/2021	10.10

10.8	Letter Agreement, between the President and Fellows of Harvard College, The Broad Institute, Inc., and Beam Therapeutics Inc., dated January 7, 2021.	10-K	001-39208	03/15/22021	10.11

10.9#	License Agreement, between Bio Palette Co., Ltd. and Beam Therapeutics Inc., dated March 27, 2019	S-1	333-233985	09/27/2019	10.7

10.10+	Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1/A	333-233985	01/27/2020	10.8

10.11+	Form of Incentive Stock Option Grant Notice under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.10

10.12+	Form of Non-Qualified Stock Option Grant Notice under the Beam Therapeutics Inc. 2017 Stock Option and Grant Plan	S-1	333-233985	09/27/2019	10.11

10.13+	Form of Indemnification Agreement between Beam Therapeutics Inc. and its directors and officers	S-1	333-233985	09/27/2019	10.12

10.14+	Amended and Restated Letter Agreement between Beam Therapeutics Inc. and John Evans, dated June 9, 2021	10-Q	333-233985	08/10/2021	10.1

10.15+	Amended and Restated Employment Agreement between Beam Therapeutics Inc. and Giuseppe Ciaramella, dated January 24, 2020	S-1/A	333-233985	01/27/2020	10.14

10.16+	Letter Agreement between Beam Therapeutics Inc. and Sravan K. Emany, dated December 2, 2024	10-K	001-39208	02/25/2025	10.18

10.17+	Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.16

10.18+	Form of Incentive Stock Option Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.17

10.19+	Form of Non-Statutory Stock Option Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.18

10.20+	Form of Non-Statutory Stock Option Agreement (Non-Employee Directors) under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	S-1/A	333-233985	01/27/2020	10.19

10.21+	Form of Restricted Stock Unit Award Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	10-K	001-39208	3/15/2021	10.25

10.22+	Form of Restricted Stock Award Agreement under the Beam Therapeutics Inc. 2019 Equity Incentive Plan	10-K	001-39208	03/15/2021	10.26

10.23+	Amended and Restated Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan	10-K	001-39208	2/28/2022	10.27

10.24+	Beam Therapeutics Inc. 2019 Cash Incentive Plan	S-1/A	333-233985	01/27/2020	10.21

10.25+	Amended and Restated Beam Therapeutics Inc. Non-Employee Director Compensation Policy, dated June 2, 2025	10-Q	001-39208	08/05/2025	10.1

10.26	Lease Agreement between Beam Therapeutics Inc. and ARE-NC Region No. 14, LLC	10-Q	001-39208	08/12/2020	10.1

10.27	Amendment No. 1 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated April 14, 2020	10-K	001-39208	02/28/2022	10.31

10.28	Amendment No. 2 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated November 17, 2020	10-K	001-39208	02/28/2022	10.32

10.29	Amendment No. 3 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated August 24, 2021	10-K	001-39208	02/28/2022	10.33

10.30	Amendment No. 1 to Sales Agreement, dated July 7, 2021, by and between Beam Therapeutics Inc. and Jefferies LLC	8-K	001-39208	07/07/2021	1.1

10.31	Amendment No. 4 to Indenture of Lease, between Massachusetts Institute of Technology and Beam Therapeutics Inc., dated December 7, 2022	10-K	001-39208	02/28/2023	10.35

10.32+	Letter Agreement between Beam Therapeutics Inc. and Christine Bellon, dated January 24, 2020	10-Q	001-39208	5/10/2023	10.1

10.33+	Letter Agreement between Beam Therapeutics Inc. and Amy Simon, dated January 29, 2021	10-Q	001-39208	5/10/2023	10.2

10.34	Amendment No. 2 to Sales Agreement, dated May 10, 2023, by and between Beam Therapeutics Inc. and Jefferies LLC	8-K	001-39208	5/10/2023	1.1

10.35	First Amendment to Lease, between Beam Therapeutics Inc. and ARE-NC Region No. 14, LLC, dated June 23, 2022	10-K	001-39208	02/27/2024	10.39

10.36	Second Amendment to Lease, between Beam Therapeutics Inc. and ARE-NC Region No. 14, LLC, dated March 31, 2023	10-K	001-39208	02/27/2024	10.40

10.37	Third Amendment to Lease, between Beam Therapeutics Inc. and ARE-NC Region No.14, LLC, dated January 1, 2024	10-K	001-39208	02/27/2024	10.41

10.38+	Form of Addendum to Letter Agreement between Beam Therapeutics Inc. and each of John Evans, Giuseppe Ciaramella, Christine Bellon and Amy Simon	10-Q	001-39208	05/07/2024	10.2

10.39	Amendment to License Agreement between The Broad Institute, Inc. and Beam Therapeutics Inc., dated May 31, 2024	10-Q	001-39208	05/07/2024	10.3

10.40#	Amendment No. 4 to License Agreement, between the President and Fellows of Harvard College and Beam Therapeutics Inc., dated December 1, 2024	10-K	001-39208	02/25/2025	10.42

10.41#	Standby License Agreement, between Beam Therapeutics Inc., Kobe University and Bio Palette Co., Ltd., dated February 9, 2026	8-K	001-39208	02/12/2026	10.1

19.1	Insider Trading Policy	10-K	001-39208	02/25/2025	19.1

21.1	List of Subsidiaries of Beam Therapeutics Inc.	10-K	001-39208	2/28/2022	21.1

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Clawback Policy	10-K	001-39208	02/27/2024	97.1

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

BEAM THERAPEUTICS INC.

Date: February 24, 2026	By:	/s/ John Evans
John Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Evans	Chief Executive Officer and Director	February 24, 2026
John Evans	(Principal Executive Officer)

/s/ Sravan Emany	Chief Financial Officer	February 24, 2026
Sravan Emany	(Principal Financial Officer)

/s/ Bethany Cavanagh	Senior Vice President, Finance, and Treasurer	February 24, 2026
Bethany Cavanagh	(Principal Accounting Officer)

/s/ Graham Cooper	Director	February 24, 2026
Graham Cooper

/s/ Mark Fishman	Director	February 24, 2026
Mark Fishman, M.D.

/s/ Chirfi Guindo	Director	February 24, 2026
Chirfi Guindo

/s/ Carole Ho	Director	February 24, 2026
Carole Ho, M.D.

/s/ John Maraganore	Director	February 24, 2026
John Maraganore, Ph.D.

/s/ Christi Shaw	Director	February 24, 2026
Christi Shaw

/s/ Kathleen Walsh	Director	February 24, 2026
Kathleen Walsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Beam Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beam Therapeutics Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Research and Development Estimates – Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2025, the Company incurred $409.6 million of research and development expenses, including accrued liabilities of $19.5 million as of December 31, 2025. As disclosed in Note 2 to the financial statements, the Company expenses research and development costs, which include external costs relating to preclinical, clinical, and process development and manufacturing activities, as incurred. Research and development activities performed by service providers are accrued and expensed based upon estimates of the proportion of work completed over the term of the individual arrangements. Estimates are determined by reviewing vendor agreements and purchase orders, and through discussions with internal personnel and external service providers as to the progress or stage of completion of services and the agreed-upon fee to be paid for such services. Amounts paid to these third parties in excess of recognized expenses are recorded as prepaid costs.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2026

We have served as the Company’s auditor since 2018.

Beam Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$294,944	$281,967
Marketable securities	950,266	568,773
Prepaid expenses and other current assets	23,478	27,409
Total current assets	1,268,688	878,149
Property and equipment, net	104,500	111,412
Restricted cash	6,676	8,144
Operating lease right-of-use assets	100,679	104,865
Other assets	634	1,254
Total assets	$1,481,177	$1,103,824
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,231	$3,871
Accrued expenses and other current liabilities	55,267	47,468
Current portion of derivative liabilities	7,700	8,400
Current portion of deferred revenue	6,659	108,858
Current portion of lease liability	14,364	13,469
Current portion of contingent consideration liabilities	2,714	—
Total current liabilities	96,935	182,066
Long-term lease liability	139,759	147,956
Long-term portion of contingent consideration liabilities	5,952	1,131
Long-term portion of deferred revenue	—	33,218
Long-term portion of derivative liabilities	—	5,404
Other liabilities	173	504
Total liabilities	242,819	370,279
Commitments and contingencies (See Note 9, License and other agreements and Note 10, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 101,748,962 and 83,633,069 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,017	836
Additional paid-in capital	2,877,449	2,298,661
Accumulated other comprehensive income	1,111	679
Accumulated deficit	(1,641,219)	(1,566,631)
Total stockholders’ equity	1,238,358	733,545
Total liabilities and stockholders’ equity	$1,481,177	$1,103,824

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
License and collaboration revenue	$139,743	$63,518	$377,709
Operating expenses:
Research and development	409,618	367,561	437,381
General and administrative	113,818	111,525	116,813
Total operating expenses	523,436	479,086	554,194
Loss from operations	(383,693)	(415,568)	(176,485)
Other income (expense):
Change in fair value of derivative liabilities	700	2,272	7,500
Change in fair value of non-controlling equity investments	3,942	(14,093)	(18,592)
Change in fair value of contingent consideration liabilities	180	1,592	9,740
Gain on sale of equity method investment	255,146	—	—
Interest and other income (expense), net	43,733	49,094	46,676
Total other income (expense)	303,701	38,865	45,324
Net loss before income taxes	(79,992)	(376,703)	(131,161)
Provision for income taxes	—	(39)	(1,366)
Net loss	$(79,992)	$(376,742)	$(132,527)
Unrealized gain on marketable securities	432	75	3,034
Comprehensive loss	$(79,560)	$(376,667)	$(129,493)
Net loss per common share, basic and diluted	$(0.81)	$(4.58)	$(1.72)
Weighted-average common shares outstanding, basic and diluted	98,905,577	82,313,008	77,151,771

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	71,277,339	$712	$1,792,554	$(2,430)	$(1,057,362)	$733,474
Purchase of common stock under ESPP	130,403	1	3,031	—	—	3,032
Issuance of common stock from At-the-Market offering, net of issuance costs of $6.1 million	6,952,703	70	235,868	—	—	235,938
Issuance of unregistered common shares in connection with license agreement	2,004,811	20	33,580	—	—	33,600
Vesting of restricted common stock	469,531	5	(5)	—	—	—
Stock-based compensation	—	—	98,647	—	—	98,647
Exercise of common stock options	797,709	8	6,123	—	—	6,131
Other comprehensive income (loss)	—	—	—	3,034	—	3,034
Net loss	—	—	—	—	(132,527)	(132,527)
Balance at December 31, 2023	81,632,496	$816	$2,169,798	$604	$(1,189,889)	$981,329
Purchase of common stock under ESPP	135,187	1	2,620	—	—	2,621
Vesting of restricted common stock	1,302,037	13	(13)	—	—	—
Stock-based compensation	—	—	120,662	—	—	120,662
Exercise of common stock options	563,349	6	5,594	—	—	5,600
Other comprehensive income (loss)	—	—	—	75	—	75
Net loss	—	—	—	—	(376,742)	(376,742)
Balance at December 31, 2024	$83,633,069	$836	$2,298,661	$679	$(1,566,631)	$733,545
Cumulative effect of adoption of ASU 2025-07	—	—	—	—	5,404	5,404
Issuance of common stock and pre-funded warrants, net of issuance costs of $30.8 million	16,151,686	162	470,312	—	—	470,474
Purchase of common stock under ESPP	174,708	2	2,762	—	—	2,764
Vesting of restricted common stock	1,048,601	10	(10)	—	—	—
Stock-based compensation	—	—	94,244	—	—	94,244
Issuance of common stock for acquisition	403,128	4	6,711	—	—	6,715
Exercise of common stock options	337,770	3	4,769	—	—	4,772
Other comprehensive income (loss)	—	—	—	432	—	432
Net loss	—	—	—	—	(79,992)	(79,992)
Balance at December 31, 2025	101,748,962	$1,017	$2,877,449	$1,111	$(1,641,219)	$1,238,358

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(79,992)	$(376,742)	$(132,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,294	21,925	20,012
Amortization of investment discount (premiums)	(15,958)	(22,765)	(29,743)
In-process research and development charge	14,507	—	—
Stock-based compensation expense	94,244	120,662	98,647
Change in operating lease right-of-use assets	10,388	9,668	9,519
Change in fair value of derivative liabilities	(700)	(2,272)	(7,500)
Change in fair value of contingent consideration liabilities	(180)	(1,592)	(9,740)
Change in fair value of non-controlling equity investments	(3,942)	14,093	18,592
Realized loss (gain) on sale of marketable securities	399	—	—
Gain on sale of equity method investment	(255,146)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,511	(5,349)	(6,619)
Accounts payable	6,040	1,807	(7,578)
Accrued expenses and other liabilities	7,685	(57,685)	67,663
Operating lease liabilities	(13,505)	(12,951)	(10,168)
Deferred revenue	(135,417)	(36,518)	(159,559)
Other long-term liabilities	(330)	473	(194)
Net cash provided by (used in) operating activities	(345,102)	(347,246)	(149,195)
Investing activities
Purchases of property and equipment	(14,946)	(8,946)	(33,732)
Purchases of marketable securities	(1,209,792)	(486,439)	(984,338)
Maturities of marketable securities	842,489	680,392	1,089,910
Proceeds from sale of marketable securities	5,743	—	—
Cash paid for acquisition, net	(78)	—	—
Proceeds from sale of equity method investment	255,146	—	—
Net cash provided by (used in) investing activities	(121,438)	185,007	71,840
Financing activities
Proceeds from issuance of common shares and pre-funded warrants, net of issuance costs	470,513	—	235,937
Proceeds from issuances of stock under ESPP	2,764	2,621	3,032
Equipment financings, net	—	(485)	(2,252)
Proceeds from exercise of stock options	4,772	5,600	6,131
Proceeds from private stock issuance	—	—	33,600
Net cash provided by (used in) financing activities	478,049	7,736	276,448

Net change in cash, cash equivalents and restricted cash	11,509	(154,503)	199,093
Cash, cash equivalents and restricted cash—beginning of year	290,111	444,614	245,521
Cash, cash equivalents and restricted cash—end of year	$301,620	$290,111	$444,614

The accompanying notes are an integral part of these consolidated financial statements.

Beam Therapeutics Inc.

Consolidated statements of cash flows (continued)

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$32	$160

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$1,271	$834	$1,403
Operating lease liabilities arising from obtaining right-of-use assets	$6,203	$(1,626)	$3,852
Contingent consideration liabilities assumed in acquisition	$7,715	$—	$—
Fair value of equity instruments issued in connection with acquisition	$6,715	$—	$—

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

Liquidity and capital resources

Since its inception, the Company has devoted substantially all of its resources to building its base editing platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, continuing to invest in its internal manufacturing capabilities and making arrangements to conduct manufacturing activities with contract manufacturing organizations, research and development costs including preclinical studies and IND-enabling studies, organizing and staffing the Company, maintaining its facilities and new facility build-outs, business planning, raising capital and providing general and administrative support for these operations. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company has entered into an at the market sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. There were no shares sold under the Sales Agreement during the year ended December 31, 2025. As of December 31, 2025, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by it.

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

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.6 billion as of December 31, 2025. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of December 31, 2025 of $1.2 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, incremental borrowing rate used in the calculation of lease liabilities, research and development expenses, stock-based compensation, contingent consideration liabilities, success payments and derivative liabilities, and certain judgments regarding revenue recognition. Actual results could differ from these estimates.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$294,944	$281,967	$435,895
Restricted cash	6,676	8,144	8,719
Total cash, cash equivalents, and restricted cash	$301,620	$290,111	$444,614

Marketable debt securities

The Company classifies marketable debt securities as available-for-sale and includes such securities within marketable securities in the Company’s consolidated balance sheets. Available-for-sale securities consist of commercial paper, high-grade corporate notes, U.S. Treasury securities and government securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or amortized over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in interest and other income (expense), net.

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

Guarantees and indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. For the years ended December 31, 2025, 2024 and 2023, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

There have been no changes to the valuation methods utilized during the years ended December 31, 2025 and 2024. The Company evaluates transfers between levels at the end of each reporting period.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or asset groups) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2025, 2024 and 2023.

Freestanding financial instruments and derivatives

Pursuant to a license agreement between the President and Fellows of Harvard College, or Harvard, and the Company, or the Harvard License Agreement, and a license agreement with The Broad Institute, Inc., or Broad Institute, and the Company, or the Broad License Agreement, (see Note 9), the Company is required to make success payments to Harvard and Broad Institute based on the achievement of specified multiples of the initial weighted average value of the Company’s redeemable convertible Series A-1 Preferred Stock and the Company’s redeemable convertible Series A-2 Preferred Stock, or together the Series A Preferred, at specified valuation dates, payable in cash or Company common stock. Subsequent to the Company’s initial public offering in February 2020, or the IPO, the amount of the success payments is based on the market value of Beam’s common stock.

The success payments are accounted for as derivatives under ASC 815, Derivatives and Hedging. The liabilities are recorded at fair value at each balance sheet date with all changes in value recognized in other income (expense), in the consolidated statement of operations and other comprehensive loss. The Company will continue to adjust the liabilities for changes in fair value until the earlier of the achievement or expiration of the obligations. To determine the estimated fair value of the success payments, the Company used a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the value of the Series A Preferred, prior to the IPO, and the value of the Company’s common stock, subsequent to the IPO.

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

Contingent consideration liabilities

The Company may be required or choose to make milestone payments to the former stockholders and optionholders of companies acquired, in the form of its common stock based on the achievement of certain development, clinical and commercial milestones. The payments are accounted for under ASC 480, Distinguishing Liabilities from Equity. These contingent consideration liabilities are carried at fair value which was estimated by applying a probability-based model, which utilized inputs primarily based upon the achievement and related timing of certain development, clinical and commercial milestones that were unobservable in the market. The estimated fair value of contingent consideration liabilities, initially measured and recorded on the acquisition date, are considered to be a Level 3 fair value measurement and are reviewed quarterly, or whenever events or circumstances occur that indicate a change in fair value. The contingent consideration liabilities are recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in other income (expense) in the consolidated statements of operations and other comprehensive loss.

Significant changes in any of the probabilities of success or in the probabilities as to the periods in which milestones would be achieved could result in a significantly higher or lower fair value measurement. The Company will continue to adjust the liabilities for changes in fair value until the earlier of the achievement or expiration of the obligations.

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

The changes in the total deferred revenue for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$142,076	$178,594
Additions to deferred revenue from license agreements	—	—
Amounts recognized in revenue	(135,417)	(36,518)
Ending balance	$6,659	$142,076

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation, manufacturing expenses, preclinical expenses, consulting, other contracted services, and up-front and continent payments dependent upon development activities. The cost of obtaining licenses for certain technology or IP is recorded to research and development expense when incurred if the licensed technology or IP has not yet reached technological feasibility and has no alternative future use. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development costs.

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

Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders was the same as basic net loss per share attributable to common stockholders, since dilutive common shares were not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2025, 2024 and 2023.

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

Recently adopted accounting pronouncements

The Company early adopted ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, or ASU 2025-07, in the fourth quarter of 2025 using a modified retrospective approach. The new guidance modifies Accounting Standards Codification Topic 815, Derivatives and Hedging, or Topic 815, to add a scope exclusion for contracts that are not traded on an exchange if the underlying on which the settlement is based relates to operations or activities specific to one of the parties to the contract. As a result, an existing contract that includes a settlement feature based on the Company’s operations or activities is now excluded from Topic 815 and will now be accounted for in accordance with ASC 450, Contingencies, or ASC 450, whereby any settlements will be recognized as such obligations become probable and estimable. The adoption of ASU 2025-07 using a modified retrospective approach requires the Company to adopt the standard as of January 1, 2025. Upon adoption, the Company recognized a cumulative-effect adjustment to remove the previously recognized derivative liability as of January 1, 2025, reducing the long-term portion of derivative liabilities by $5.4 million, with an offsetting adjustment to accumulated deficit. The elimination of this derivative liability reduces previously reported net loss by $0.9 million, $0.2 million, and $0.2 million for the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025, respectively. The adjustment had no impact on previously reported cash flows from operating, investing, or financing activities within the Company's condensed consolidated statements of cash flows. In accordance with ASC 450, no liability has been recognized for the contingent payments under the contract as of January 1, 2025 and through December 31, 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this update expand income tax disclosure requirements, including additional information pertaining to the rate reconciliation, income taxes paid, and other disclosures. This update is effective for annual periods beginning after December 15, 2024. The Company adopted this guidance for the year ended December 31, 2025 and has included the required disclosures in Note 14, Income Taxes. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently announced accounting pronouncements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This standard is intended to modernize the accounting for internal-use software. Under the new standard, the Company will capitalize eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2027, with early adoption permitted as of the beginning of a fiscal year. The standard may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impact that this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires the Company to provide further disaggregated information of relevant expense captions within its consolidated statements of operations, including the purchases of inventory, employee compensation, depreciation and intangible asset amortization, as well as the inclusion of other specific expenses, gains and losses required by existing GAAP. The new standard also requires the Company to disclose its total selling expenses and, on an annual basis, provide a qualitative description of its selling expenses. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The standard may be applied prospectively or retrospectively. The Company is currently evaluating the impact that this standard will have on the Company’s consolidated operating results, cash flows, financial condition and related disclosures.

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Leasehold improvements	$110,760	$101,195
Lab equipment	77,038	71,788
Furniture and fixtures	4,836	4,836
Computer equipment	3,170	3,170
Construction in process	2,823	2,530
Total property and equipment	198,627	183,519
Less accumulated depreciation	(94,127)	(72,107)
Property and equipment, net	$104,500	$111,412

The following table summarizes depreciation expense incurred (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$22,294	$21,925	$20,012

4. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities, corporate equity securities, contingent consideration liabilities related to acquisitions, and success payment derivative liabilities pursuant to the Harvard and Broad License Agreements.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2025 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$274,944	$274,944	$274,944	$—	$—
U.S. Treasury securities backed repurchase agreements	20,000	20,000	—	20,000	—
Marketable securities:
Commercial paper	304,959	304,959	—	304,959	—
Corporate notes	150,046	150,046	—	150,046	—
U.S. Treasury securities	462,984	462,984	—	462,984	—
U.S. Government securities	26,696	26,696	—	26,696	—
Corporate equity securities	5,581	5,581	5,581	—	—
Total assets	$1,245,210	$1,245,210	$280,525	$964,685	$—

Liabilities
Success payment liability – Harvard	$3,300	$3,300	$—	$—	$3,300
Success payment liability – Broad Institute	4,400	4,400	—	—	4,400
Contingent consideration liability milestones	8,666	8,666	—	—	8,666
Total liabilities	$16,366	$16,366	$—	$—	$16,366

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

Cash equivalents – Money market funds included within cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets and repurchase agreements backed by U.S. Treasury securities that are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through using models or other valuation methodologies.

Marketable securities – Marketable securities, excluding corporate equity securities, are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies.

During the year ended December 31, 2025, Eli Lilly and Company, or Lilly, completed its acquisition of Verve Therapeutics, Inc., or Verve. As a result of the acquisition, the Company received total proceeds of $5.7 million as consideration for its 546,970 shares of Verve's common stock and recorded a realized loss of $0.4 million during the year ended December 31, 2025, presented in "Interest and other income (expense), net" in the consolidated statements of operations and other comprehensive loss. The shares were previously classified as marketable securities on the Company's consolidated balance sheet and measured at fair value. There were no other realized gains or losses from the sale of marketable securities during the year ended December 31, 2025. Proceeds from the sale are reflected in investing activities on the consolidated statements of cash flows. The Company recognized $3.1 million of other income during the year ended December 31, 2025 and $4.5 million and $3.0 million of other expense during the years ended December 31, 2024 and 2023, respectively, associated with changes in the fair value of Verve's common stock.

As of December 31, 2025 and 2024, the Company owned 1,608,337 shares of Prime's common stock valued at $5.6 million and $4.7 million, respectively. The Company recognized $0.9 million of other income and $9.6 million of other expense during the years ended December 31, 2025 and 2024, respectively, associated with changes in the fair value of Prime's common stock.

The following table summarizes other income (expense) incurred due to changes in the fair value of corporate equity securities held (in thousands):

	Year Ended December 31,
	2025	2024	2023
Other income (expense)	$3,942	$(14,093)	$(18,592)

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

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Fair value of common stock (per share)	$27.72	$24.80	$27.72	$24.80
Expected volatility	71%	78%	75%	81%
Expected term (years)	0.01-3.49	0.03-4.49	0.01-4.36	0.03-5.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Year Ended December 31, 2025
	Harvard	Broad Institute	Total
Balance at December 31, 2023	$5,200	$5,600	$10,800
Change in fair value	(1,300)	(1,100)	(2,400)
Balance at December 31, 2024	$3,900	$4,500	$8,400
Change in fair value	(600)	(100)	(700)
Balance at December 31, 2025	$3,300	$4,400	$7,700

Contingent consideration liabilities – On July 1, 2025, the Company acquired an early-stage life sciences company, which was consolidated by the Company under ASC 810, Consolidation, as the Company determined that the acquiree is a variable interest entity and that the Company is the primary beneficiary through its 100% ownership interest. The total consideration paid was $14.5 million, which is comprised of an upfront payment of 403,128 shares of the Company’s common stock valued at $6.7 million, contingent consideration payments based on the achievement of certain development, clinical and commercial milestones valued at $7.7 million and $0.1 million of seller transaction expenses. The maximum amount of the milestone payments is $89.0 million. The primary asset acquired included in-process research and development valued at $14.5 million upon acquisition. As no alternative future use was identified for the acquired in-process research and development, the Company expensed the full fair value of the asset as research and development expense upon acquisition.

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

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

Contingent consideration liability milestones
December 31, 2025
Discount rate	8.00%
Probability of achievement	2-32%
Projected year of achievement	2026-2037

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

Year Ended December 31, 2025
Contingent consideration liability milestones
Balance at July 1, 2025 (inception)	$7,715
Change in fair value	951
Balance at December 31, 2025	$8,666

Under the Agreement and Plan of Merger, dated February 23, 2021, between the Company and Guide Therapeutics, Inc., or Guide, Guide’s former stockholders and optionholders were eligible to receive up to an additional $100.0 million in technology milestone payments and $220.0 million in product milestone payments, payable in the Company’s common stock valued using the volume-weighted average price of the Company’s stock over the ten-day trading period ending two trading days prior to the date on which the applicable milestone is achieved. During the year ended December 31, 2025, the Company assessed the fair value of the contingent consideration liabilities related to potential technology and product milestone payments from its prior acquisition of Guide and determined that the fair value of the underlying technology and product milestones was zero. The milestones were removed from the Company's balance sheet as of December 31, 2025. The fair value of the contingent consideration liabilities related to Guide as of December 31, 2024 was $1.1 million and was classified within Level 3 of the fair value hierarchy as of December 31, 2024. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $1.1 million, $1.6 million and $9.7 million of other income, respectively, related to the change in fair value of the Guide technology and product contingent consideration liabilities.

5. Marketable securities

The following table summarizes the Company’s marketable securities held at December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$304,861	$162	$(64)	$304,959
Corporate notes	149,928	128	(10)	150,046
U.S. Treasury securities	462,112	872	—	462,984
U.S. Government securities	26,673	23	—	26,696
Corporate equity securities	5,581	—	—	5,581
Total	$949,155	$1,185	$(74)	$950,266

The following table summarizes the Company’s marketable securities held at December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$181,095	$210	$(9)	$181,296
Corporate notes	100,175	103	(113)	100,165
U.S. Treasury securities	164,491	289	(10)	164,770
U.S. Government securities	114,552	235	(26)	114,761
Corporate equity securities	7,781	—	—	7,781
Total	$568,094	$837	$(158)	$568,773

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2025 and 2024, the balance in accumulated other comprehensive (loss) income was comprised solely of activity related to marketable debt securities. During the year ended December 31, 2025, Lilly completed its acquisition of Verve and as a result, the Company received total proceeds of $5.7 million as consideration for its 546,970 shares of Verve's common stock. The sale resulted in a realized loss of $0.4 million, recorded in "Interest and other income (expense), net" in the Company's statements of operations and other comprehensive loss. There were no other realized gains or losses from the sale of marketable securities for the years ended December 31, 2025, 2024 and 2023.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The contractual maturity dates of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Employee compensation and related benefits	29,342	21,572
Research costs	15,836	11,179
Professional fees	4,458	3,381
Process development and manufacturing costs	3,646	3,525
Other	1,985	7,811
Total	$55,267	$47,468

7. Leases

Operating leases

The Company’s operating leases are as follows:

•
A February 2018 lease for office and laboratory space as amended, which commenced in March 2018 and terminates in September 2029. The lease is subject to fixed-rate rent escalations and provided for $6.1 million in tenant improvements allowances and a term extension option.
•
An October 2018 lease for laboratory space as amended, which commenced in April 2019 and terminates in December 2028. The amended lease is subject to fixed-rate rent escalations and provides an option to extend the lease for two additional two-year periods through December 31, 2031.
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
•
An August 2020 lease for a 100,000 square foot manufacturing facility in Research Triangle Park, North Carolina. Construction of the manufacturing facility began in 2020 and the Company began making rent payments in the fourth quarter of 2022. The lease will terminate 15 years from the rent commencement date, December 2022. The lease is subject to fixed-rate rent escalations and provides for $20.0 million in tenant improvements and the option to extend the lease for two terms of five years each, which were not reasonably certain of exercise as of December 31, 2025.

The following table summarizes operating lease costs as well as sublease income (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$21,311	$21,649	$22,063
Variable lease costs	6,795	6,295	5,777
Short-term lease costs	4,893	9,000	9,000
Sublease income	(487)	—	—
Total	$32,512	$36,944	$36,840

The following table summarizes the lease term and discount rate for operating leases:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	8.5	9.5
Weighted-average discount rate	7.3%	7.3%

The following table summarizes the lease costs included in the measurement of lease liabilities (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating cash flows used for operating leases	$24,428	$24,981	$22,603
Operating lease liabilities arising from obtaining ROU assets	6,203	(1,626)	3,852

At December 31, 2025, the future maturity of the Company’s operating leases for each of the next five years and total thereafter were as follows (in thousands):

2026	$24,727
2027	25,436
2028	25,664
2029	22,147
2030	21,009
Thereafter	91,158
Undiscounted lease payments	210,141
Less: imputed interest	(56,018)
Total operating lease liabilities	$154,123

8. Strategic restructuring

In October 2023, the Company announced updated portfolio priorities and strategic plans to restructure the Company to streamline its business operations. In connection with this portfolio prioritization and strategic restructuring, the Company reduced its employee headcount by approximately 100 positions, or about 20% of its workforce. During the year ended December 31, 2023, the Company recognized $6.7 million of restructuring charges in the consolidated statement of operations related to these actions. These charges included $6.5 million of one-time termination benefits and contractual termination benefits for severance, healthcare, and related benefits and $0.2 million of non-cash stock-based compensation expense. The workforce reductions were substantially completed as of December 31, 2023 and all severance related costs were paid as of December 31, 2024. There were no restructuring costs incurred during the year ended December 31, 2025.

9. License and other agreements

The Company has various license agreements related to technology used in its research and development activities. The license agreements may include up-front payments, option fees, ongoing maintenance fees, sublicense fees, royalty-based payments, milestone payments, success-based payments, and other payments. Option fees, when applicable, are recognized when exercised, maintenance fees, sublicense fees, and other payments are recorded as incurred based on the estimated amounts due or that will ultimately be paid. Contingent payments that are not required to be accounted for as a derivative are recognized as incurred. As the success-based payments due under the Company’s license arrangements are derivatives, the change in the fair value of the success-based payments are recognized in a separate line item in the statement of operations and comprehensive loss, as discussed further below. The total contingent obligations and non-royalty sublicense fees included in research and development expenses in the statement of operations and comprehensive loss were $0.5 million, $3.2 million, and $43.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Success Payments – Under the Harvard License Agreement, Harvard is entitled to receive success payments, in cash or shares of Company stock, determined based upon the achievement of specified multiples of the initial weighted average value of the Company’s Series A Preferred at specified valuation dates. The success payments range from $5.0 million to a maximum of $105.0 million and have valuation multiples that range from 5 times to 40 times the initial weighted average value of the Series A Preferred. Subsequent to the IPO, the amount of success payments is based on the market value of the Company's common stock.

The Company is required to make success payments to Harvard during a period of time, or the Harvard Success Payment Period, which has been determined to be the later of (1) the ninth anniversary of the Harvard License Agreement or (2) the earlier of (a) the twelfth anniversary of the Harvard License Agreement and (b) the third anniversary of the first date on which a licensed product receives regulatory approval in the United States. During the Harvard Success Payment Period, the Company will perform a calculation of any amounts owed to Harvard on each rolling 90-day period, commencing one year after the IPO.

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of December 31, 2025 and 2024, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	December 31, 2025	December 31, 2024
Harvard success payment liability	$3,300	$3,900

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Year Ended December 31,
	2025	2024	2023
Change in fair value of Harvard success payment liability	$(600)	$(1,300)	$(3,800)

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

Broad license agreement

In May 2018, the Broad License Agreement was entered into with Broad Institute for certain gene editing technology. Under the Broad License Agreement, Broad Institute granted exclusive and non-exclusive worldwide, sublicensable, royalty-bearing licenses under specified patent rights to develop and commercialize licensed product and a nonexclusive, worldwide, sublicensable, royalty-bearing license under certain patent rights to research and develop licensed products. Under the agreement the Company shall use commercially reasonable efforts to develop licensed products in accordance with the development plan, to introduce any licensed products that gain regulatory approval into the commercial market, to market licensed products that have gained regulatory approval following such introduction into the market, and to make licensed products that have gained regulatory approval reasonably available to the public. The license term extends until the later of the expiration of (i) the last to expire licensed patent covering a licensed product, (ii) the period of regulatory exclusivity associated with a licensed product or (iii) a certain period after the first commercial sale of a licensed product unless terminated earlier by either party under certain provisions.

Additional consideration under the Broad License Agreement included Success Payments, which are further described below.

Success Payments – Under the Broad License Agreement, Broad Institute is entitled to receive success payments, in cash or shares of Company common stock, determined based upon the achievement of specified multiples of the initial weighted average value of the Series A Preferred at specified valuation dates. The success payments range from $5.0 million to a maximum of $105.0 million and have valuation multiples that range from 5 times to 40 times the initial weighted average value of the Series A Preferred. Subsequent to the IPO, the amount of success payments is based on the market value of the Company’s common stock. The Company is required to make success payments to Broad Institute during a period of time, or the Broad Success Payment Period, which has been determined to be the earliest of (1) the twelfth anniversary of the Broad License Agreement or (2) the third anniversary of the first date on which a licensed product receives regulatory approval in the United States. During the Broad Success Payment Period, the Company will perform a calculation of any amounts owed to Broad Institute on each rolling 90-day period, commencing one year after the IPO.

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of December 31, 2025 and 2024, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	December 31, 2025	December 31, 2024
Broad Institute success payment liability	$4,400	$4,500

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Year Ended December 31,
	2025	2024	2023
Change in fair value of Broad Institute success payment liability	$(100)	$(1,100)	$(3,700)

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

Settlement agreement

On July 19, 2024, the Company entered into a settlement agreement with a research institution pursuant to which, in exchange for a release of claims in its favor, the Company agreed, among other things, to pay the research institution an upfront payment of $15.0 million and to make additional payments contingent upon the development and commercialization of BEAM-102 and BEAM-302. These contingent payments consist of certain development, regulatory, and sales-based milestone payments, as well as 1% royalty through 2038. Any amounts due must be settled in cash. The maximum amount of development and regulatory milestone payments under the settlement agreement is $15.0 million, and the maximum amount of sales milestone payments is $35.0 million, per program. The Company paid the $15.0 million upfront payment during the year ended December 31, 2024. Following the adoption of ASU 2025-07 discussed in Note 2, Accounting Policies, the Company reassessed its accounting for the settlement agreement and accounts for the settlement liability in accordance with ASC 450. The Company determined that the recognition criteria under ASC 450 was not met as the likelihood of a loss is not considered probable and estimable as of December 31, 2025 and therefore no related liability is recorded as of December 31, 2025.

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

The Lilly Agreement and Stock Purchase Agreement were negotiated at the same time as a package and have been accounted for as one combined contract. The Company accounts for the component of the arrangement to transfer common stock to Lilly under ASC 505, Equity, or ASC 505, and the revenue component under ASC 606, as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The Company first applied the guidance in ASC 505 to measure the fair value of the common stock issued and allocated the remaining consideration to the ASC 606 component of the arrangement.

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

The Company concluded that the collaboration rights and licenses to intellectual property have the same pattern and timing of transfer and are transferred as of the effective date of the Lilly Agreement. Lilly’s right to request research and development services represents an optional purchase in the agreement that does not constitute a material right. All other items promised to Lilly are immaterial in the context of the Lilly Agreement.

The Company recognized revenue for the performance obligation at a point-in-time in October 2023 as all requirements related to the performance obligation have been completed. Any consideration received related to Lilly’s optional purchase of the Company’s research and development services will be accounted for as a separate contract if and when the option is exercised in accordance with ASC 606. The Company did not recognize any revenue related to the Lilly Agreement during the year ended December 31, 2025. During the year ended December 31, 2024 the Company recognized $25.0 million in revenue related to the achievement of certain clinical, regulatory and alliance events and during the year ended December 31, 2023 the Company recognized $216.4 million of revenue related to the Lilly Agreement. As of December 31, 2025, there was no deferred revenue remaining related to the Lilly Agreement.

Orbital and Bristol Myers Squibb Company

In September 2022, the Company entered into a License and Research Collaboration Agreement, or the Orbital Agreement, with Orbital Therapeutics, Inc., or Orbital. Under the terms of the Orbital Agreement, the Company agreed to collaborate with Orbital to advance nonviral delivery and ribonucleic acid, or RNA, technology by providing Orbital with certain proprietary materials, a non-exclusive research license to certain RNA technology and nonviral delivery technology controlled by the Company, and by performing research and development support services as outlined in a research plan. The Company also granted Orbital an exploitation license to certain RNA technology and nonviral delivery technology controlled by the Company. The collaboration is managed on an overall basis by a Joint Steering Committee, or JSC, comprised of an equal number of representatives from the Company and Orbital.

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

The research plan had a term of three years and could have been extended for unspecified periods upon mutual agreement between the Company and Orbital. The exploitation licenses were exclusive for an initial research term of three years, which could have been extended for up to two successive one-year periods by mutual agreement between the Company and Orbital. As of December 31, 2025 the initial research term was not extended. Either party may terminate the licenses granted to it under the Orbital Agreement for convenience on a product-by-product basis at any time by providing 90 days’ prior written notice.

The Company accounts for the consideration received under the Orbital Agreement under ASC 606, as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract. The overall transaction price as of the inception of the contract was determined to be $25.5 million, which represents the fair value of the Company’s equity interest in Orbital’s common stock at inception. There is no variable consideration included in the transaction price.

The Company concluded that the research and exploitation licenses are not distinct from the other promises in the Orbital Agreement, and as such the Company determined that the licenses combined with the research and development services, know-how transfers, committee participation and materials transfer represent a performance obligation. The Company recognized revenue associated with the Orbital performance obligation over time as it was satisfied during the term of the Orbital Agreement, which was three years. The Company recognized $6.4 million of revenue during the year ended December 31, 2025 and $8.5 million of revenue during each of the years ended December 31, 2024 and 2023, respectively. As of December 31, 2025, there was no deferred revenue remaining related to the Orbital Agreement.

On December 8, 2025, Bristol-Myers Squibb Company, or BMS, completed an acquisition of Orbital, or the Acquisition. At the closing of the Acquisition, the Company held 75 million shares of Orbital common stock, which were cancelled and converted into $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows.

Pfizer

In December 2021, the Company entered into a research collaboration agreement, or the Pfizer Agreement, with Pfizer Inc., or Pfizer, focused on the use of certain of the Company’s base editing technology to develop in vivo therapies for rare genetic diseases. Under the terms of the Pfizer Agreement, the Company conducted all research activities through development candidate selection for three base editing programs that target specific genes corresponding to specific diseases that were the subject of such programs. Pfizer had exclusive rights to license each of the three programs at no additional cost, each an Opt-In Right, and would assume responsibility for subsequent development, manufacturing and commercialization. In December 2025, at the completion of the research term, Pfizer exercised its Opt-In Right to an exclusive, worldwide license for a liver-targeted development candidate in the collaboration.

At the end of the Phase 1/2 clinical trials, the Company may elect to enter into a global co-development and co-commercialization agreement with Pfizer with respect the development candidate licensed under the collaboration for an option exercise fee equal to a percentage of the applicable development costs incurred by Pfizer, or the Participation Election. In the event the Company elects to exercise its Participation Election, upon the payment of its option exercise fee, Pfizer and the Company would share net profits as well as development and commercialization costs in a 65%/35% (Pfizer/Company) split for such program. The research collaboration was managed on an overall basis by a Joint Research Committee, or JRC, formed by an equal number of representatives from the Company and Pfizer.

At the inception of the Pfizer Agreement, the Company was entitled to receive a nonrefundable upfront payment of $300.0 million in consideration for the rights granted to Pfizer under the collaboration. As a result of Pfizer’s exercise of its Opt-In Right for a liver-targeted development candidate, the Company is eligible to receive development, regulatory, and commercial milestones of up to $350.0 million for the licensed program, plus royalty payments on global net sales of the program, if any. As Pfizer did not exercise its Opt-In Right for the remaining two programs, the Company’s rights in such programs reverted to the Company and the Company will be required to pay Pfizer earn-out payments equal to a low single digit percentage of net sales earned on each such program for a ten-year period, if any.

The collaboration had an initial term of four years and could have been extended for an additional year on a program-by-program basis. During the collaboration term, Pfizer had a one-time option to substitute a disease that is the subject of a specific program with one pre-defined substitute disease. Pursuant to the terms of the collaboration agreement, the Company’s obligation to provide services under the collaboration agreement concluded during the 2025 fiscal year as Pfizer did not elect to extend the agreement beyond the initial term.

The Company accounts for the Pfizer Agreement under ASC 606, as it includes a customer-vendor relationship as defined under ASC 606 and meets the criteria to be considered a contract.

The overall transaction price as of the inception of the contract was determined to be $300.0 million, which is comprised entirely of the nonrefundable upfront payment. There is no variable consideration included in the transaction price at inception as the future milestone payments are fully constrained and the Company is not required to estimate variable consideration for the royalty payments at contract inception. The Company re-evaluated the transaction price in each reporting period.

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

The Company recognized revenue for each performance obligation as it was satisfied during the term of the Pfizer Agreement using an input method. The Company allocated the transaction price of $300.0 million to each of the three performance obligations, which included each of the three base editing programs combined with the research and development services, licenses, and exclusive development and commercialization rights. Revenue was recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provided the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Pfizer and represented the Company’s best estimate of the period of the obligation. The impact on revenue of changes in total estimated costs were recognized on a cumulative basis in the period that the change occurred. If estimates of the total cost change, the required adjustments to revenue could be material. As a result of Pfizer's decision to not extend the research period, the Company recognized the remaining deferred revenue balance during the year ended December 31, 2025. The Company recognized $109.1 million, $8.4 million and $134.3 million of revenue under the Pfizer Agreement, during the years ended December 31, 2025, 2024 and 2023, respectively. There was no remaining deferred revenue related to the Pfizer Agreement as of December 31, 2025.

Apellis Pharmaceuticals

In June 2021, the Company entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of the Company’s base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, the Company will conduct preclinical research on six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis has an exclusive option to license any or all of the six programs, or in each case, an Opt-In Right, and collectively, the Opt-In Rights, and will assume responsibility for subsequent development. As of September 30, 2025, Apellis notified the Company of its decision to opt-in to one of the six base editing programs. As a result of Apellis' decision to opt-in to the program, the Company received a cash opt-in fee of $3.8 million which was recognized as revenue during the year ended December 31, 2025. The Company may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to one program licensed under the collaboration. The collaboration is managed on an overall basis by an alliance steering committee formed by an equal number of representatives from the Company and Apellis.

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

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. For the years ended December 31, 2025, 2024, and 2023, the Company recognized $24.2 million, $19.7 million and $16.4 million of revenue, respectively, related to the Apellis Agreement. As of December 31, 2025, there is $6.7 million of current deferred revenue remaining related to the Apellis Agreement.

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

In October 2023, the Company, Verve, and Lilly entered into a Side Letter Agreement whereby the Company agreed to delegate to Lilly certain rights and obligations existing under the Verve Agreement, including the Company’s rights and obligations to co-develop and co-commercialize opt-in products, the financial rights to milestone and royalty payments, and the right to participate on certain joint decision-making committees. The Company determined that the transfer and delegation of rights represents a modification of the Verve Agreement to be accounted for as if it were part of the existing contract in accordance with ASC 606. Prior to the modification, the Company determined that its performance obligations associated with the Verve Agreement at contract inception and subsequent modifications were not distinct and represented a single performance obligation, and that the obligation would be completed over the performance period of the agreement. Accordingly, the upfront payment was being recognized as revenue using a time-based proportional performance model over the contract term (April 2019 through 2038) of the collaboration, as license revenue. The milestone payments and royalties were considered variable consideration and were constrained up until the modification date as no milestones or royalties were achieved. Subsequent to the modification, management concluded that the Company does not have material ongoing obligations to Verve in the arrangement and that the remaining revenue under the agreement should be recognized at a point-in-time upon modification. Therefore, the Company recognized the remaining $0.3 of unrecognized revenue during the year ended December 31, 2023.

The Company recognized $0.4 million of license revenue during the year ended December 31, 2023 and did not recognize any revenue under the Verve Agreement during the year ended December 31, 2025 or December 31, 2024. As of December 31, 2025 there is no deferred revenue remaining related to the Verve Agreement.

During the year ended December 31, 2025, Lilly, completed its acquisition of Verve and as a result, the Company received total proceeds of $5.7 million as consideration for its 546,970 shares of Verve’s common stock. The sale resulted in a realized loss of $0.4 million, recorded in "Interest and other income (expense), net" in the Company's statements of operations and other comprehensive loss. There were no other realized gains or losses from the sale of marketable securities for the years ended December 31, 2025, 2024 and 2023.

11. Common stock

The Company has entered into the Sales Agreement with Jefferies pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of December 31, 2025, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by it. There were no shares sold under the Sales Agreement during the year ended December 31, 2025.

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

As of December 31, 2025, the Company had 15,721,419 shares reserved and 1,888,002 shares available for future issuance under the 2019 Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$56,123	$73,523	$57,812
General and administrative	38,121	47,139	40,835
Total stock-based compensation expense	$94,244	$120,662	$98,647

Stock options

The assumptions used in the Black-Scholes option-pricing model for stock options granted were:

	Years Ended December 31,
	2025	2024	2023
Expected volatility	79.7%-80.9%	76.2%-78.5%	76.3-78.8%
Weighted-average risk-free interest rate	4.31%	4.02%	3.73%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	5.99	6.02	6.03

The following table provides a summary of option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (1) (in thousands)
Outstanding at December 31, 2024	9,605,542	$38.62	7.1	$37,182
Granted	2,723,284	24.51
Exercised	(337,770)	14.13
Forfeited	(674,507)	43.30
Outstanding at December 31, 2025	11,316,549	35.68	6.8	53,845
Exercisable as of December 31, 2025	7,377,984	$40.45	5.8	$42,179
(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing price of the common stock for the options that were in the money as of December 31, 2025 and 2024.

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2025, 2024 and 2023, was $17.53, $17.13 and $27.88, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $3.4 million, $10.7 million and $20.0 million, respectively. The weighted-average exercise price of stock options exercised for the years ended December 31, 2025, 2024 and 2023 was $14.13, $9.94 and $7.69, respectively.

As of December 31, 2025, there was 70.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted stock

The Company issued shares of restricted common stock during the years ended December 31, 2025, 2024 and 2023, which consisted only of restricted stock units. Restricted common stock issued generally vests over a period of two to four years.

Generally, if the holders of restricted stock units cease to have a business relationship with the Company, any unvested restricted stock units will be cancelled.

The following summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2024	2,576,855	$36.98
Issued	1,380,227	19.88
Vested	(1,048,601)	42.19
Forfeited	(364,629)	25.79
Unvested as of December 31, 2025	2,543,852	$27.16

The aggregate fair value of restricted stock that vested during the years ended December 31, 2025, 2024 and 2023 was $22.9 million, $35.6 million and $13.8 million, respectively.

At December 31, 2025, there was approximately $49.7 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 2.5 years.

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

The Company used the Black-Scholes option valuation model to estimate the fair value of the purchase right under the ESPP on the date of grant. The expected volatility is based on the historical volatility of the Company's common stock for a period of months corresponding with the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option. The expected life is based on the term of the purchase period for the grants made under the ESPP.

The Company uses the straight-line attribution approach to record the expense over the offering period. Stock-based compensation expense related to the ESPP for the years ended December 31, 2025, 2024 and 2023 was $1.6 million, $1.3 million and $1.3 million, respectively.

The Company issued 174,708, 135,187 and 130,403 shares under the ESPP during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had 3,590,328 shares available for issuance under the ESPP.

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

	As of December 31,
	2025	2024	2023
Unvested restricted stock	2,543,852	2,576,855	2,927,152
Outstanding options to purchase common stock	11,316,549	9,605,542	8,276,033
ESPP	100,118	73,399	73,415
Total	13,960,519	12,255,796	11,276,600

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(79,992)	$(376,742)	$(132,527)
Denominator:
Weighted average common shares outstanding, basic and diluted	98,905,577	82,313,008	77,151,771
Net loss per common share, basic and diluted	$(0.81)	$(4.58)	$(1.72)

14. Income taxes

The Company's operations are all domestic. As further described in Note 2, Summary of significant accounting policies, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 (in thousands):

	For the Year Ended December 31,
	2025
Provision for income taxes at U.S. federal statutory rate	$(16,799)	21.0%
Tax Credits	(10,168)	12.7%
Changes in valuation allowances	11,750	-14.7%
Non-taxable or non-deductible items:
Stock-based compensation	10,450	-13.1%
In-process research and development expense	3,046	-3.8%
Nondeductible compensation	1,701	-2.1%
Other	20	0.0%
Effective tax rate	$—	0.0%

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	As of December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	7.0	13.3
Research and development tax credits	4.7	18.0
Nondeductible/ nontaxable permanent items	(1.6)	(2.5)
Change in valuation allowance	(31.1)	(50.9)
Total	0.0%	-1.1%

The components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$141,126	$48,954
Research and development tax credits	100,617	87,554
Accrued expenses and other	7,850	12,868
Deferred revenue	1,819	38,815
Derivative liabilities	2,104	3,771
Equity compensation	26,256	21,218
Property and equipment	58	—
Amortization	28,412	30,508
Capitalized research	133,984	180,954
Lease liability	42,106	44,096
Total deferred tax assets	484,332	468,738
ROU asset	(27,506)	(28,649)
Property and equipment	—	(267)
Other	(1,497)	(1,563)
Less: valuation allowance	(455,329)	(438,259)
Total	$—	$—

During the year ended December 31, 2025, the Company paid no income taxes. For the year ended December 31, 2025, the Company did not record a current tax provision and recorded a current tax provision of less than $0.1 million and $1.4 million of income tax expense for the years ended December 31, 2024 and 2023, respectively, which reflects that Company generated taxable income that was not fully offset by the use of net operating loss carryforwards and tax credits. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets and has determined that it is not more likely than not that the Company will recognize the benefits of the deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2025 and 2024. The valuation allowance increased by $17.1 million and $108.9 million for the years ended December 31, 2025 and 2024, respectively.

Additionally, Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit a corporation’s ability to utilize tax attributes to the extent the corporation experiences an “ownership change,” generally defined as a greater than 50 percentage point change in ownership, measured by value, among 5% or greater shareholders over a rolling three-year testing period. To the extent a corporation experiences an ownership change, utilization of pre-ownership change tax attributes (e.g., net operating losses and general business tax credits) to offset post-ownership change taxable income or taxes, is subject to an annual limitation, generally calculated as the pre-ownership change equity value of the corporation, subject to certain prescribed adjustments, multiplied by the long-term tax exempt rate published monthly by the Internal Revenue Service. The Company completed a Section 382 study as of December 31, 2024, and determined that no historical ownership changes occurred since December 2021. The Company has not completed an analysis through December 31, 2025. To the extent there was a change in control during 2025, the Company's attributes could be subject to limitation. The Company may experience ownership changes in the future as a result of shifts in stock ownership.

As of December 31, 2025 and 2024, the Company had $511.7 million of federal net operating loss carryforwards compared to $181.5 million as of December 31, 2024. Additionally, as of December 31, 2025, the Company had $71.9 million of federal and $36.4 million of Massachusetts tax credits that expire starting in 2043 and 2038, respectively. As of December 31, 2024, the Company had $61.7 million of federal and $32.7 million of Massachusetts tax credits that expire starting in 2043 and 2038.

As of December 31, 2025, and 2024, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company filed income tax returns in the United States and the Commonwealth of Massachusetts in all tax years since inception. Tax years beginning in 2022 remain open to examination in these jurisdictions, as carryforward attributes generated in past years may be adjusted in a future period.

15. Employee benefits

In 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Beginning January 1, 2020, the Company made matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation. The Company made matching contributions of $2.6 million, $2.3 million, and $2.5 million for the years ended December 31, 2025, 2024, and 2023 respectively.

16. Segment Data

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

The table below provides information about the Company’s segment, including significant expenses, other segment items, certain other segment expenses, and a reconciliation to net income (loss):

	Year Ended December 31,
	2025	2024	2023
License and collaboration revenue	$139,743	$63,518	$377,709
Research and development expenses
External research and development expenses*	142,695	115,189	155,063
Employee related expenses*	117,366	98,796	109,878
General and administrative expenses
External general and administrative expenses*	28,319	25,115	40,016
Employee related expenses*	43,124	34,822	31,305
Facility and information technology related expenses*	59,093	55,911	53,804
Depreciation and amortization	22,294	21,925	20,012
Stock-based compensation	94,244	120,662	98,647
Interest and other income	(43,733)	(49,094)	(46,676)
Income tax expense	—	39	1,366
Other segment items	(243,667)	16,895	46,821
Net income (loss)	$(79,992)	$(376,742)	$(132,527)

* Denotes significant segment expense

Other Segment Items includes:

•
Change in fair value of derivative liabilities
•
Change in fair value of non-controlling equity investments
•
Change in fair value of contingent consideration liabilities
•
Gain on sale of equity method investment
•
Milestone expense
•
License and Sublicenses fees
•
In-process research and development charges

17. Subsequent Events

On February 24, 2026, or the Closing Date, the Company entered into a financing agreement, or the Financing Agreement, with certain of its subsidiaries as guarantors party thereto, the lenders party thereto, or the Lenders, and Sixth Street Lending Partners, as the administrative agent and collateral agent for the Lenders. The Financing Agreement provides for a senior secured term loan facility of up to $500 million, or the Credit Facility, consisting of (i) an initial draw of $100 million on the Closing Date, (ii) a potential additional $100 million draw upon the acceptance by the FDA of our BLA submission for risto-cel prior to a certain date, or the Delayed Draw A, (iii) a potential additional $100 million draw at the Company’s option upon the FDA’s approval of the risto-cel BLA prior to a certain date, or the Delayed Draw B, (iv) a potential additional $100 million draw at the Company’s option upon achieving a revenue target from sales of risto-cel prior to a certain date and (v) a potential additional $100 million draw subject to agreement among the Company and the Lenders. The Credit Facility matures on February 24, 2033, or the Maturity Date, and bears interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 6.50% (subject to a 1.00% floor) or permits interest on a base rate plus a margin. Certain additional commitment, administrative, undrawn amount and facility fees are also payable in connection with the Credit Facility.

The Credit Facility requires quarterly interest payments, but does not provide for scheduled amortization payments during the term. All principal will be due on the Maturity Date. The Company will have the right to prepay loans under the Credit Facility at any time. The Company is required to repay loans under the Credit Facility with proceeds from certain asset sales and licensing transactions, condemnation events and extraordinary receipts, subject, in some cases, to reinvestment rights. Repayments are subject, in some cases, to prepayment premiums.

All obligations under the Financing Agreement will be secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of the Company and its material subsidiaries, including its intellectual property, and will be guaranteed by the Company's material subsidiaries, subject to certain exceptions.

The Financing Agreement contains customary covenants, including, without limitation, a financial covenant to maintain liquidity of at least $40 million (which shall increase to $80 million upon the draw of the Delayed Draw A and $125 million upon the draw of the Delayed Draw B) if the Company's market capitalization is below $1.75 billion, a covenant to use commercially reasonable efforts to develop and commercialize risto-cel and negative covenants that, subject to certain exceptions, restrict the Company's ability to incur additional indebtedness, grant liens, make investments (including acquisitions), effectuate mergers or consolidations, engage in asset sales and licensing transactions, pay dividends, modify material agreements, pay subordinated indebtedness, and undertake other matters customarily restricted in such agreements. Among other permissions, the Company is permitted, on terms and conditions set forth in the Financing Agreement, to have outstanding convertible unsecured notes in an amount not to exceed $400 million. The Company is subject to restrictions on sales and licensing transactions with respect to its core intellectual property, including risto-cel, subject to certain exceptions, including certain transactions related to areas outside the United States.

The Financing Agreement also contains certain events of default after which loans under the Credit Facility may be due and payable immediately, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against the Company and its subsidiaries, and change of control.