Form 10-Q
period 2026-03-31
Beam Therapeutics Inc.
filed 2026-05-07
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of registrant’s common stock outstanding as of April 30, 2026 was 102,879,214.

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
•
our expectations regarding the initiation, timing, progress and results of our research and development programs and preclinical studies, including with respect to BEAM-304 for the treatment of phenylketonuria;
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

All of these statements are subject to known and unknown important risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Summary” and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the 2025 Form 10-K. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

When we use the terms “Beam,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q, we mean Beam Therapeutics Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$288,291	$294,944
Marketable securities	923,361	950,266
Prepaid expenses and other current assets	55,301	23,478
Total current assets	1,266,953	1,268,688
Property and equipment, net	101,247	104,500
Restricted cash	6,693	6,676
Operating lease right-of-use assets	98,148	100,679
Other assets	7,757	634
Total assets	$1,480,798	$1,481,177
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,286	$10,231
Accrued expenses and other current liabilities	39,291	55,267
Current portion of derivative liabilities	5,200	7,700
Current portion of deferred revenue	304	6,659
Current portion of lease liability	14,781	14,364
Current portion of contingent consideration liabilities	2,703	2,714
Total current liabilities	74,565	96,935
Long-term lease liability	135,848	139,759
Long-term portion of contingent consideration liabilities	5,449	5,952
Long-term portion of debt	100,193	—
Other liabilities	305	173
Total liabilities	316,360	242,819
Commitments and contingencies (See Note 7, License and other agreements and Note 8, Collaboration and license agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 102,741,848 and 101,748,962 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,027	1,017
Additional paid-in capital	2,900,018	2,877,449
Accumulated other comprehensive (loss) income	(1,070)	1,111
Accumulated deficit	(1,735,537)	(1,641,219)
Total stockholders’ equity	1,164,438	1,238,358
Total liabilities and stockholders’ equity	$1,480,798	$1,481,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
License and collaboration revenue	$31,738	$7,470
Operating expenses:
Research and development	104,524	98,816
General and administrative	34,429	27,940
Total operating expenses	138,953	126,756
Loss from operations	(107,215)	(119,286)
Other income (expense):
Change in fair value of derivative liabilities	2,500	3,200
Change in fair value of non-controlling equity investments	16	(2,081)
Change in fair value of contingent consideration liabilities	514	(27)
Interest and other income (expense), net	9,867	9,864
Total other income (expense)	12,897	10,956
Net loss	$(94,318)	$(108,330)
Unrealized gain (loss) on marketable securities	(2,181)	(519)
Comprehensive loss	$(96,499)	$(108,849)
Net loss per common share, basic and diluted	$(0.91)	$(1.23)
Weighted-average common shares outstanding, basic and diluted	103,262,001	87,975,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	83,633,069	$836	$2,298,661	$679	$(1,566,631)	$733,545
Cumulative effect of adoption of ASU 2025-07	—	—	—	—	5,404	5,404
Purchase of common stock under ESPP	90,436	1	1,500	—	—	1,501
Issuance of common stock and pre-funded warrants, net of issuance costs of $30.8 million	16,151,686	162	470,316	—	—	470,478
Vesting of restricted common stock	607,196	6	(6)	—	—	—
Stock-based compensation	—	—	26,682	—	—	26,682
Exercise of common stock options	74,707	1	718	—	—	719
Other comprehensive income (loss)	—	—	—	(519)	—	(519)
Net loss	—	—	—	—	(108,330)	(108,330)
Balance at March 31, 2025	100,557,094	$1,006	$2,797,871	$160	$(1,669,557)	$1,129,480

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	101,748,962	$1,017	$2,877,449	$1,111	$(1,641,219)	$1,238,358
Purchase of common stock under ESPP	74,518	1	1,509	—	—	1,510
Vesting of restricted common stock	720,697	7	(7)	—	—	—
Stock-based compensation	—	—	19,044	—	—	19,044
Exercise of common stock options	197,671	2	2,023	—	—	2,025
Other comprehensive income (loss)	—	—	—	(2,181)	—	(2,181)
Net loss	—	—	—	—	(94,318)	(94,318)
Balance at March 31, 2026	102,741,848	$1,027	$2,900,018	$(1,070)	$(1,735,537)	$1,164,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(94,318)	$(108,330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,605	5,528
Amortization of investment discount (premiums)	(2,763)	(3,849)
Amortization of debt discount	35	—
Stock-based compensation expense	19,044	26,682
Change in operating lease right-of-use assets	2,532	2,649
Change in fair value of derivative liabilities	(2,500)	(3,200)
Change in fair value of contingent consideration liabilities	(514)	27
Change in fair value of non-controlling equity investments	(16)	2,081
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(31,861)	49
Accounts payable	2,216	3,793
Accrued expenses and other liabilities	(16,258)	(18,458)
Operating lease liabilities	(3,494)	(3,297)
Deferred revenue	(6,355)	(7,470)
Other long-term liabilities	134	(89)
Net cash provided by (used in) operating activities	(128,513)	(103,884)
Investing activities
Purchases of property and equipment	(2,232)	(3,065)
Purchases of marketable securities	(153,792)	(339,169)
Maturities of marketable securities	181,293	217,145
Net cash provided by (used in) investing activities	25,269	(125,089)
Financing activities
Proceeds from issuance of common shares and pre-funded warrants, net of issuance costs	—	471,159
Proceeds from issuances of stock under ESPP	1,510	1,501
Proceeds from exercise of stock options	2,025	719
Proceeds from the issuance of debt, net of fees paid to lender	93,886	—
Payments of debt issuance costs	(813)	—
Net cash provided by (used in) financing activities	96,608	473,379

Net change in cash, cash equivalents and restricted cash	(6,636)	244,406
Cash, cash equivalents and restricted cash—beginning of period	301,620	290,111
Cash, cash equivalents and restricted cash—end of period	$294,984	$534,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$1,391	$1,455
Equity issuance costs in accounts payable and accrued expenses	$—	$641

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

Liquidity and capital resources

Since its inception, the Company has devoted substantially all of its resources to building its base editing platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, continuing to invest in its internal manufacturing capabilities and making arrangements to conduct manufacturing activities with contract manufacturing organizations, conducting clinical trials, organizing and staffing the Company, maintaining its facilities and new facility build-outs, business planning, raising capital and providing general and administrative support for these operations. The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company has entered into an at the market sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of March 31, 2026, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by the Company. There were no shares sold under the Sales Agreement during the three months ended March 31, 2026.

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

In February 2026, the Company entered into a financing agreement with certain lenders and Sixth Street Lending Partners which provides for a credit facility, or the Credit Facility, consisting of an initial draw of $100.0 million on the closing date; up to $300 million available upon the achievement of certain clinical, regulatory and commercial milestones for risto-cel; and an additional $100 million available at the Company’s option, subject to mutual agreement between the parties, during the seven-year term of the agreement. The Credit Facility matures on February 24, 2033 and bears interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 6.5% (subject to a 1.00% floor). Certain additional commitment, administrative, undrawn amount and facility fees are also payable in connection with the Credit Facility.

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.7 billion as of March 31, 2026. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of March 31, 2026 of $1.2 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on February 24, 2026, or the 2025 Form 10-K. Since the date of those financial statements, except as set forth below under “Debt,” there have been no material changes to the Company's significant accounting policies.

Debt

The Company accounts for debt instruments in accordance with Accounting Standards Codification, or ASC, No. 470, Debt. Debt is initially recorded at the amount of cash proceeds received, adjusted for debt discounts, premiums, and issuance costs, and is subsequently measured at amortized cost using the effective interest method. Debt is classified as current or noncurrent based on the contractual maturity date and the absence or presence of conditions that would require repayment within twelve months of the balance sheet date.

The Company’s financing arrangements may include non‑revolving delayed draw commitments. Fees paid in connection with obtaining such commitments are deferred and recorded as a loan commitment asset, which represents the Company’s contractual right to access future financing. The loan commitment asset is initially measured at fair value and is assessed for impairment at each reporting period. Upon the funding of a delayed draw term loan, the Company derecognizes the associated portion of the loan commitment asset and records it as a discount to the funded debt, which is amortized to interest expense over the term of the related loan using the effective interest method. If it becomes probable that all or a portion of a loan commitment will not be drawn, the related portion of the loan commitment asset is expensed immediately.

Debt arrangements are evaluated for embedded features that may require bifurcation and separate accounting under ASC 815, Derivatives and Hedging. Embedded features that meet the definition of a derivative and are not clearly and closely related to the debt host are bifurcated unless a scope exception applies. If bifurcation is required, embedded derivatives are initially and subsequently measured at fair value, with changes in fair value recognized in earnings.

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

Recently adopted accounting pronouncements

The Company early adopted ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, or ASU 2025-07, in the fourth quarter of 2025 using a modified retrospective approach. The new guidance modifies Accounting Standards Codification Topic 815, Derivatives and Hedging, or Topic 815, to add a scope exclusion for contracts that are not traded on an exchange if the underlying on which the settlement is based relates to operations or activities specific to one of the parties to the contract. As a result, an existing contract that includes a settlement feature based on the Company’s operations or activities is now excluded from Topic 815 and will now be accounted for in accordance with ASC 450, Contingencies, or ASC 450, whereby any settlements will be recognized as such obligations become probable and estimable. The adoption of ASU 2025-07 using a modified retrospective approach requires the Company to adopt the standard as of January 1, 2025. Upon adoption, the Company recognized a cumulative-effect adjustment to remove the previously recognized derivative liability as of January 1, 2025, reducing the long-term portion of derivative liabilities by $5.4 million, with an offsetting adjustment to accumulated deficit. The previously reported statement of operations and comprehensive loss for the three months ended March 31, 2025 has been adjusted to reflect this guidance, resulting in reducing the previously reported net loss for the three months ended March 31, 2025 by $0.9 million, which was an impact of $0.10 per share. The adjustment had no impact on previously reported cash flows from operating, investing, or financing activities within the Company's condensed consolidated statements of cash flows. In accordance with ASC 450, no liability has been recognized for the contingent payments under the contract through March 31, 2026.

Recently announced accounting pronouncements

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$288,291	$527,907
Restricted cash	6,693	6,610
Total cash, cash equivalents, and restricted cash	$294,984	$534,517

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Leasehold improvements	$111,446	$110,760
Lab equipment	77,681	77,038
Furniture and fixtures	4,836	4,836
Computer equipment	3,170	3,170
Construction in process	3,846	2,823
Total property and equipment	200,979	198,627
Less accumulated depreciation	(99,732)	(94,127)
Property and equipment, net	$101,247	$104,500

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$5,605	$5,528

4. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of cash equivalents, marketable securities, corporate equity securities, contingent consideration liabilities related to acquisitions, and success payment derivative liabilities pursuant to the license agreement, or the Harvard License Agreement, between President and Fellows of Harvard University, or Harvard, and the Company, as well as the license agreement, or the Broad License Agreement, between The Broad Institute, Inc., or Broad Institute, and the Company.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at March 31, 2026 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$258,291	$258,291	$258,291	$—	$—
U.S. Treasury securities backed repurchase agreements	30,000	30,000	—	30,000	—
Marketable securities:
Commercial paper	275,114	275,114	—	275,114	—
Corporate notes	91,931	91,931	—	91,931	—
U.S. Treasury securities	512,164	512,164	—	512,164	—
U.S. Government securities	38,555	38,555	—	38,555	—
Corporate equity securities	5,597	5,597	5,597		—
Total assets	$1,211,652	$1,211,652	$263,888	$947,764	$—

Liabilities
Success payment liability – Harvard	$2,200	$2,200	$—	$—	$2,200
Success payment liability – Broad Institute	3,000	3,000	—	—	3,000
Contingent consideration liability milestones	8,152	8,152	—	—	8,152
Total liabilities	$13,352	$13,352	$—	$—	$13,352

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at December 31, 2025 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$274,944	274,944	$274,944	$—	$—
U.S. Treasury securities backed repurchase agreements	20,000	20,000	—	20,000	—
Marketable securities:
Commercial paper	304,959	304,959	—	304,959	—
Corporate notes	150,046	150,046	—	150,046	—
U.S. Treasury securities	462,984	462,984	—	462,984	—
U.S. Government securities	26,696	26,696	—	26,696	—
Corporate equity securities	5,581	5,581	5,581	—	—
Total assets	$1,245,210	$1,245,210	$280,525	$964,685	$—

Liabilities
Success payment liability – Harvard	$3,300	$3,300	$—	$—	$3,300
Success payment liability – Broad Institute	4,400	4,400	—	—	4,400
Contingent consideration liability milestones	8,666	8,666	—	—	8,666
Total liabilities	$16,366	$16,366	$—	$—	$16,366

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

As of March 31, 2026 the Company holds an investment in Prime Medicine, Inc., or Prime, consisting of 1,608,337 shares of Prime's common stock valued at $5.6 million, which is included in marketable securities in the condensed consolidated balance sheet.

Pursuant to ASC 825, Financial instruments, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s condensed consolidated statements of operations.

The following table summarizes other income (expense) recorded due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended March 31,
	2026	2025
Other income (expense)	$16	$(2,081)

Success payment liabilities – As discussed further in Note 7, License and other agreements, the Company is required to make payments to Harvard and Broad Institute based upon the achievement of specified multiples of the market value of the Company's common stock, at specified valuation dates. The Company’s liability for the share-based success payments under the Harvard License Agreement and the Broad License Agreement is carried at fair value. To determine the estimated fair value of the success payment liability, the Company uses a Monte Carlo simulation methodology, which models the future movement of stock prices based on several key variables.

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Fair value of common stock (per share)	$23.83	$27.72	$23.83	$27.72
Expected volatility	71%	71%	74%	75%
Expected term (years)	0.01-3.24	0.01-3.49	0.01-4.11	0.01-4.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Three Months Ended March 31, 2026
	Harvard	Broad Institute	Total
Balance at December 31, 2025	$3,300	$4,400	$7,700
Change in fair value	(1,100)	(1,400)	(2,500)
Balance at March 31, 2026	$2,200	$3,000	$5,200

Contingent consideration liabilities – On July 1, 2025, the Company acquired an early-stage life sciences company. The total consideration paid was $14.5 million, which is comprised of an upfront payment of 403,128 shares of the Company’s common stock valued at $6.7 million, contingent consideration payments based on the achievement of certain development, clinical and commercial milestones initially valued at $7.7 million and $0.1 million of seller transaction expenses. The maximum amount of the milestone payments is $89.0 million. The primary asset acquired included in-process research and development valued at $14.5 million upon acquisition. As no alternative future use was identified for the acquired in-process research and development, the Company expensed the full fair value of the asset as research and development expense upon acquisition.

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

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

Contingent consideration liability milestones
	March 31, 2026	December 31, 2025
Discount rate	10.40%	8.00%
Probability of achievement	2-32%	2-32%
Projected year of achievement	2026-2037	2026-2037

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

Contingent consideration liability milestones
Balance at December 31, 2025	$8,666
Change in fair value	(514)
Balance at March 31, 2026	$8,152

5. Marketable securities

The following table summarizes the Company’s marketable securities held at March 31, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$275,444	$15	$(345)	$275,114
Corporate notes	92,021	11	(101)	91,931
U.S. Treasury securities	512,770	234	(840)	512,164
U.S. Government securities	38,599	5	(49)	38,555
Corporate equity securities	5,597	—	—	5,597
Total	$924,431	$265	$(1,335)	$923,361

The following table summarizes the Company’s marketable securities held at December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$304,861	$162	$(64)	$304,959
Corporate notes	149,928	128	(10)	150,046
U.S. Treasury securities	462,112	872	—	462,984
U.S. Government securities	26,673	23	—	26,696
Corporate equity securities	5,581	—	—	5,581
Total	$949,155	$1,185	$(74)	$950,266

The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2026 and December 31, 2025, the balance in accumulated other comprehensive (loss) income was comprised solely of activity related to marketable debt securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three months ended March 31, 2026 or 2025 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for either period.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The contractual maturity dates of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Research costs	$12,774	$15,836
Employee compensation and related benefits	6,677	29,342
Process development and manufacturing costs	3,367	3,646
Professional fees	7,318	4,458
Other	9,155	1,985
Total	$39,291	$55,267

7. License and other agreements

The Company has various license agreements related to technology used in its research and development activities. The license agreements may include up-front payments, option fees, ongoing maintenance fees, sublicense fees, royalty-based payments, milestone payments, success-based payments, and other payments. Option fees, when applicable, are recognized when exercised; maintenance fees, sublicense fees, and other payments are recorded as incurred based on the estimated amounts due or that will ultimately be paid. Contingent payments that are not required to be accounted for as a derivative are recognized as incurred. As the success-based payments due under the Company’s license arrangements are derivatives, the change in the fair value of the success-based payments are recognized in a separate line item in the statement of operations and comprehensive loss, as discussed further below. The total contingent obligations and non-royalty sublicense fees included in research and development expenses in the statement of operations and comprehensive loss for the three months ended March 31, 2026 was $5.0 million. There were no contingent obligations and non-royalty sublicense fees included in research and development expenses in the statement of operations and comprehensive loss for the three months ended March 31, 2025.

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of March 31, 2026, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	March 31, 2026	December 31, 2025
Harvard success payment liability	$2,200	$3,300

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended March 31,
	2026	2025
Change in fair value of Harvard success payment liability	$(1,100)	$(1,600)

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of March 31, 2026, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	March 31, 2026	December 31, 2025
Broad Institute success payment liability	$3,000	$4,400

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended March 31,
	2026	2025
Change in fair value of Broad Institute success payment liability	$(1,400)	$(1,600)

Settlement agreement

On July 19, 2024, the Company entered into a settlement agreement with a research institution pursuant to which, in exchange for a release of claims in its favor, the Company agreed, among other things, to pay the research institution an upfront payment of $15.0 million and to make additional payments contingent upon the development and commercialization of BEAM-102 and BEAM-302. These contingent payments consist of certain development, regulatory, and sales-based milestone payments, as well as a 1% royalty on net sales through 2038. Any amounts due must be settled in cash. The maximum amount of development and regulatory milestone payments under the settlement agreement is $15.0 million, and the maximum amount of sales milestone payments is $35.0 million per program. The Company paid the $15.0 million upfront payment during the year ended December 31, 2024. The Company determined that the recognition criteria under ASC 450, was not met as the likelihood of a loss is not considered probable and estimable as of March 31, 2026 and therefore no related liability is recorded as of March 31, 2026.

8. Collaboration agreements

Eli Lilly and Company

In October 2023, the Company entered into a Transfer and Delegation Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Company’s amended collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, including the Company’s opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease (see discussion below related to the Verve Agreement). The Company granted Lilly an exclusive sublicense to the Verve technology originally licensed to the Company under the Verve Agreement. Lilly also acquired the right to receive any future milestone or royalty payments payable by Verve under the Verve Agreement and the rights and obligations to designate representatives and participate on the joint steering committee with Verve. The Company received a $200.0 million nonrefundable upfront payment and is eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events. Through March 31, 2026, the Company has recognized a total of $50.0 million of milestone related revenue, including $25.0 million during the three months ended March 31, 2026. As of March 31, 2026, the Company has received $25.0 million of these milestone payments.

The $25.0 million that is due is included in prepaid expenses and other current assets. There was no revenue recognized during the three months ended March 31, 2025. As of March 31, 2026, there was no deferred revenue remaining related to the Lilly Agreement.

Apellis Pharmaceuticals

In June 2021, the Company entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of the Company’s base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, the Company will conduct preclinical research on six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis has an exclusive option to license any or all of the six programs, or in each case, an Opt-In Right, and collectively, the Opt-In Rights, and will assume responsibility for subsequent development. In 2025, Apellis notified the Company of its decision to opt-in to one of the six base editing programs. As a result of Apellis' decision to opt-in to the program, the Company received a cash opt-in fee of $3.8 million which was recognized as revenue during the year ended December 31, 2025. The Company may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to one program licensed under the collaboration. The collaboration is managed on an overall basis by an alliance steering committee formed by an equal number of representatives from the Company and Apellis.

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

The Company recognizes revenue for each performance obligation as it is satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which includes each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and is being recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represents the Company’s best estimate of the period of the obligation. The Company recognized $6.7 million and $5.3 million of revenue related to the Apellis Agreement during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $0.3 million of current deferred revenue related to the Apellis Agreement. The initial five year term of the collaboration extends through June 2026 with an option to extend for up to two additional years. If the agreement is not extended, the remaining deferred revenue will be recognized at that time.

On March 31, 2026, Biogen Inc. announced that it and Apellis had entered into a definitive agreement under which Biogen has agreed to acquire all outstanding shares of Apellis. The transaction is expected to close in the second quarter of 2026.

9. Common stock and pre-funded common stock warrants

The Company has entered into the Sales Agreement with Jefferies pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of March 31, 2026, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by the Company. There were no shares sold under the Sales Agreement during the three months ended March 31, 2026.

In March 2025, the Company closed an underwritten public offering of 16,151,686 shares of the Company’s common stock at a public offering price of $28.48 per share as well as pre-funded warrants to purchase 1,404,988 shares of the Company's common stock at a purchase price of $28.47 (representing the price of $28.48 per share minus the $0.01 per share exercise price of such pre-funded warrant). The pre-funded warrants are immediately exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. After underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $470.5 million. No pre-funded warrants have been exercised through March 31, 2026.

10. Stock option and grant plan

2019 equity incentive plan

As of March 31, 2026, the Company had 18,873,009 shares reserved including 2,809,724 shares available for future issuance, pursuant to the Beam Therapeutics Inc. 2019 Equity Incentive Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$11,056	$15,733
General and administrative	7,988	10,949
Total stock-based compensation expense	$19,044	$26,682

Stock options

The following table provides a summary of stock option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2025	11,316,549	$35.68
Granted	1,786,500	27.47
Exercised	(197,671)	10.25
Forfeited	(157,669)	57.57
Outstanding at March 31, 2026	12,747,709	34.66
Exercisable as of March 31, 2026	7,573,708	$40.19

The weighted-average grant date fair value per share of stock options granted in the three months ended March 31, 2026 was $19.52. As of March 31, 2026, there was $93.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.6 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2025	2,543,852	$27.16
Issued	1,542,950	23.83
Vested	(720,697)	31.79
Forfeited	(23,545)	24.82
Unvested as of March 31, 2026	3,342,560	$24.73

At March 31, 2026, there was approximately $79.3 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.2 years.

2019 employee stock purchase plan

The Company issued 74,518 and 90,436 shares under the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had 4,533,299 shares available for issuance under the ESPP.

Stock-based compensation recognized under the ESPP for the three months ended March 31, 2026 and March 31, 2025 was $0.4 million and $0.3 million, respectively.

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

	As of March 31,
	2026	2025
Unvested restricted stock	3,342,560	3,070,884
Outstanding options to purchase common stock	12,747,709	11,626,076
Total	16,090,269	14,696,960

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(94,318)	$(108,330)
Denominator:
Weighted average common shares outstanding, basic and diluted	103,262,001	87,975,311
Net loss per common share, basic and diluted	$(0.91)	$(1.23)

12. Income taxes

During the three months ended March 31, 2026 and 2025, the Company recorded a full valuation allowance on federal and state deferred tax assets since there is insufficient evidence that the deferred tax assets are more likely than not realizable. The Company did not have any tax provision or benefit for the three months ended March 31, 2026 or the three months ended March 31, 2025.

13. Debt

Sixth Street Financing Agreement

On February 24, 2026, or the Closing Date, the Company entered into a financing agreement, or the Financing Agreement, with certain of its subsidiaries as guarantors party thereto, the lenders party thereto, or the Lenders, and Sixth Street Lending Partners, as the administrative agent and collateral agent for the Lenders. The Financing Agreement provides for the Credit Facility, consisting of (i) an initial draw of $100 million on the Closing Date, (ii) a potential additional $100 million draw upon the acceptance by the U.S. Food and Drug Administration, or FDA, of the Company’s biologics license application, or BLA, submission for risto-cel prior to a certain date, or the Delayed Draw A, (iii) a potential additional $100 million draw at the Company’s option upon the FDA’s approval of the risto-cel BLA prior to a certain date, or the Delayed Draw B, (iv) a potential additional $100 million draw at the Company’s option upon achieving a revenue target from sales of risto-cel prior to a certain date and (v) a potential additional $100 million draw subject to agreement among the Company and the Lenders. The Credit Facility matures on February 24, 2033, or the Maturity Date, and bears interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 6.50% (subject to a 1.00% floor) or permits interest on a base rate plus a margin. As of March 31, 2026, the effective interest rate was 10.5%. Certain additional commitment, administrative, undrawn amount and facility fees are also payable in connection with the Credit Facility.

The Credit Facility requires quarterly interest payments, but does not provide for scheduled amortization payments during the term. All principal will be due on the Maturity Date. The Company will have the right to prepay loans under the Credit Facility at any time. The Company is required to repay loans under the Credit Facility with proceeds from certain asset sales and licensing transactions, condemnation events and extraordinary receipts, subject, in some cases, to reinvestment rights. Repayments are subject, in some cases, to prepayment premiums, ranging between 1% to 5%. At maturity (or upon prepayment or acceleration, as applicable), the Company is required to pay a facility fee equal to 4.0% of the original principal amount of the term loans. This amount is considered part of the stated redemption price at maturity and is accreted to interest expense over the term of the loan using the effective interest method.

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

On the Closing Date the Company drew down the initial $100.0 million of gross proceeds and paid initial fees of $6.9 million, inclusive of fees paid to the lender out of the gross proceeds of approximately $6.1 million and third-party legal fees of approximately $0.8 million. Amounts paid to lenders were accounted for as a debt discount and recorded as a direct reduction to the carrying amount of the loan. Third‑party legal fees were capitalized as debt issuance costs and similarly recorded as a reduction of the carrying amount of the debt.

The Financing Agreement contains certain embedded features requiring bifurcation under Topic 815, including contingent interest, mandatory prepayment provisions, and increased‑cost and capital adequacy indemnification clauses. However, no embedded derivatives were recorded as the fair value of such features was deemed immaterial as of issuance and as of March 31, 2026.

In connection with the delayed draw commitments, the Company recognized a loan commitment asset, or the Loan Commitment Asset, at its estimated fair value. The Loan Commitment Asset represents the Company’s contractual right to future financing and meets the definition of a financial asset. The fair value of the Loan Commitment Asset was included as part of the total proceeds allocated to the loan at issuance, resulting in a premium that is amortized as a reduction to interest expense over the life of the loan using the effective interest method. The Loan Commitment Asset of $7.1 million is classified as a noncurrent asset and is assessed for impairment at each reporting period.

Commitment fees on the undrawn delayed draw commitments accrue at a rate of 0.75% per annum on the undrawn amounts and are expensed as incurred as interest expense.

As of March 31, 2026, the carrying amount of the loan, net of unamortized debt discount and issuance costs, was approximately $100.2 million. No principal payments are due within the next five years as the principal balance is due on the February 24, 2033 Maturity Date. The loan is classified as a noncurrent liability, as no principal payments are due within the next twelve months.

The following table summarizes the Company’s outstanding debt liability (in thousands):

March 31, 2026
Initial term loan	$100,000
Final payment fee on initial term loan	4,000
Unamortized debt discount and issuance costs	(3,807)
Balance at March 31, 2026	$100,193

The following table summarizes components of the Company's debt related interest expense (in thousands):

Three Months Ended March 31,
2026
Cash interest expense	$960
Amortization of debt issuance costs	35
Amortization of annual fee	5
Total interest expense related to debt	$1,000

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

The table below provides information about the Company’s segment, including significant expenses, other segment items, certain other segment expenses, and a reconciliation to net income (loss):

	Three Months Ended March 31,
	2026	2025
License and collaboration revenue	$31,738	$7,470
Research and development expenses
External research and development expenses*	30,077	34,421
Employee related expenses*	32,867	29,242
General and administrative expenses
External general and administrative expenses*	13,366	5,373
Employee related expenses*	11,951	10,441
Facility and information technology related expenses*	14,438	14,383
Depreciation and amortization	5,605	5,528
Stock-based compensation	19,044	26,682
Interest and other income	(9,867)	(9,864)
Other segment items	8,575	(406)
Net income (loss)	$(94,318)	$(108,330)

* Denotes significant segment expense

Other segment items includes:

•
Change in fair value of derivative liabilities

•
Change in fair value of non-controlling equity investments
•
Change in fair value of contingent consideration liabilities
•
Milestone expense
•
License and sublicenses fees

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve important risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part II, Item 1A. and elsewhere in this Quarterly Report on Form 10-Q, and in the “Risk Factors Summary” and Part I, Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the 2025 Form 10-K. Some of the numbers included herein have been rounded for the convenience of presentation.

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

Hematology

We are pursuing a long-term, staged development strategy for our base editing approach to treat hematological diseases, such as sickle cell disease and beta-thalassemia. Our initial wave consists of ex vivo programs in which hematopoietic stem cells, or HSCs, are collected from a patient, edited using electroporation, and then infused back into the patient following a conditioning regimen, such as treatment with busulfan, the standard of care in HSC transplantation, or HSCTs, today. Once reinfused, the HSCs begin repopulating a portion of the bone marrow in a process known as engraftment. The engrafted, edited HSCs give rise to progenitor cell types with the corrected gene sequences. We are deploying this ex vivo approach in our risto-cel program. We are also pursuing a next wave of in vivo base editing with delivery directly into HSCs of patients via lipid nanoparticles, or LNPs. We believe this multi-wave strategy can maximize the potential applicability of our sickle cell disease programs to patients as well as create a platform for the treatment of many other severe genetic blood disorders.

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

Updated data from the BEACON trial were presented at the American Society of Hematology 2025 Annual Meeting, in December 2025 and subsequently published in the April 1, 2026 issue of the New England Journal of Medicine:

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

In March 2026, we announced updated safety and efficacy data from the trial. As of the February 10, 2026 data cutoff date, 29 patients had been treated with BEAM-302 in Part A (15 mg, n=3; 30 mg, n=3; 60 mg, n=6; 75 mg, n=9; 2x 60 mg, n=3) and Part B (30 mg, n=3; 60 mg, n=2) and followed for up to 18 months.

Data from 26 patients treated with a single-dose of BEAM-302 support a well-tolerated safety profile up to 75 mg that is consistent across Part A and Part B. Adverse events, or AEs, were mild to moderate, with no serious AEs reported and no dose-limiting toxicities as of the data cutoff. Transient Grade 1 and Grade 2 infusion-related reactions, or IRRs, and Grade 1 asymptomatic alanine transaminase, or ALT, and aspartate aminotransferase, or AST, elevations were observed. In the multi-dose cohort (n=3), following the second dose of BEAM-302, patients experienced Grade 2 IRRs, one patient had Grade 4 ALT and Grade 3 AST elevations, and one patient had a Grade 2 ALT elevation. All ALT/AST elevations were asymptomatic and did not require treatment. No bilirubin increases were observed in any patient.

Treatment with BEAM-302 led to rapid and durable increases of total and functional AAT, decreases in mutant Z-AAT, and new production of corrected M-AAT. Key data from 28 efficacy evaluable patients1 include the following:

•
After treatment with a single dose of BEAM-302 in Part A, the steady-state2 circulating total AAT mean (LC-MS)3 was 16.1 µM in the 60 mg cohort (follow-up ranging from 5-12 months) and 14.4 µM in the 75 mg cohort (follow-up ranging from 2-9 months). In the multi-dose cohort, patients achieved a mean of 16.5 µM total AAT at Day 84, 28 days after the second 60 mg dose.
•
Across all cohorts, increased total AAT in circulation was functional as demonstrated by a neutrophil elastase inhibition assay.
•
Mutant Z-AAT was durably and significantly reduced after treatment with BEAM-302. The steady-state mean reduction in Z-AAT was 84% in the 60 mg cohort and 79% in the 75 mg cohort. In the multi-dose cohort, the mean reduction in Z-AAT was 80% at Day 84.
•
Evidence of dynamic induction of AAT expression was observed during a respiratory infection around Month 8 in a patient in the 60 mg Part A cohort. During the infection, total AAT levels increased from steady-state levels of 15.9 µM to 29.5 µM while maintaining consistent AAT composition of 95% M-AAT.
•
Following treatment with BEAM-302, newly produced corrected M-AAT comprised the majority of AAT in circulation. The steady-state mean proportion of M-AAT was 94% in the 60 mg cohort and 91% in the 75 mg cohort. In the multi-dose cohort, the mean proportion of M-AAT was 93% at Day 84.
•
In Part B patients with AATD-associated liver disease, single doses of 30 mg and 60 mg BEAM-302 demonstrated consistent efficacy comparable to results observed in Part A patients without liver disease.

1 One patient dosed at 60 mg in Part B was not efficacy evaluable at the time of data cutoff.
2 Steady state is defined as the period beginning on a patient's Day 28 visit and lasting until that patient's Month 12 visit (or until that patient's last visit, if earlier than twelve months).
3 Circulating AAT levels were measured using a liquid chromatography–mass spectrometry, or LC–MS, assay. LC-MS is a quantitative method preferred by regulatory authorities to assess specificity of AAT detection.

Based on feedback from the FDA, we intend to pursue an accelerated approval pathway for BEAM-302 based on a primary endpoint of AAT biomarkers evaluated over 12 months, with 60 mg as the selected dose. To support a future BLA submission, we anticipate enrolling approximately 50 additional patients with AATD-associated lung disease, with or without liver disease, in an expansion of the ongoing open-label Phase 1/2 trial. We expect to initiate the pivotal cohort in the second half of 2026, leveraging our existing global clinical trial network.

BEAM-304: In vivo LNP liver-targeting for PKU

BEAM-304 is a liver-targeting LNP formulation of base editing reagents designed to correct disease-causing mutations responsible for phenylketonuria, or PKU. PKU is an autosomal recessive disorder caused by mutations in the phenylalanine hydroxylase, or PAH, gene that prevents the body from metabolizing the amino acid phenylalanine, or Phe. Elevated levels of Phe may result in severe neurological and neurocognitive impairments. Patients are generally identified via newborn screening, with the standard of care involving a Phe-restricted diet, as well as medicines that manage Phe levels. Initially, we plan to develop BEAM-304 for the treatment of the two most prevalent variants found in PKU patients in the United States, with ongoing research effort to address the majority of the remaining mutations. In preclinical studies, administration of BEAM-304 resulted in the normalization of Phe levels in mice at therapeutically relevant doses, even when consuming a standard diet. In 2026, we plan to submit a regulatory application for authorization to initiate an open-label, dose-ascending, Phase 1/2 trial of BEAM-304 in PKU patients with the R408W mutation. We believe that learnings from this trial have the potential to provide a predictable path to accelerated development of BEAM-304 for additional mutations, including as a result of novel FDA frameworks for platform medicines.

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

We are conducting a Phase 1/2 clinical trial of BEAM-301 at a select number of sites in the United States. The trial is an open-label, multi-cohort, single-ascending dose evaluation of BEAM-301 for the treatment of GSDIa in patients with the R83C mutation. Key endpoints of the trial include safety and tolerability, time to hypoglycemia during fasting, and changes from baseline in corn starch supplementation. Dosing is complete in the first cohort, and dosing has been initiated in the second cohort. We expect to report initial data from the trial in 2026.

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

Pfizer

We are party to a license agreement with Pfizer Inc., or Pfizer, granting Pfizer an exclusive, worldwide license to a liver-targeted development candidate that employs our proprietary LNP to deliver base editing reagents. Under the terms of the license, Pfizer is responsible for all development activities, as well as potential regulatory approvals, manufacturing and commercialization. We will be eligible for development, regulatory and commercial milestone payments and will have a right to opt in, at the end of Phase 1/2 clinical trials, upon the payment of an option exercise fee, to a global co-development and co-commercialization agreement pursuant to which we and Pfizer would share net profits as well as development and commercialization (including manufacturing) costs in a 35%/65% ratio (Beam/Pfizer).

Apellis Pharmaceuticals

We are party to a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of our base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, we will conduct preclinical research on six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis has an exclusive option to license any or all of the six programs and will assume responsibility for subsequent development. In 2025, Apellis notified us of its decision to opt-in to the base editing program directed to FcRN. As a result of Apellis' decision to opt-in to the program, we received a cash opt-in fee of $3.8 million during the year ended December 31, 2025. We may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to one program licensed under the collaboration. In March 2026, Biogen Inc. announced that it and Apellis had entered into a definitive agreement under which Biogen has agreed to acquire all outstanding shares of Apellis. The transaction is expected to close in the second quarter of 2026.

Verve Therapeutics and Eli Lilly and Company

We are party to a license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, pursuant to which we granted Verve exclusive worldwide licenses under our base editing technologies for human therapeutic applications against a total of three liver-mediated, cardiovascular disease targets, which consist of PCSK9, ANGPTL3 and an undisclosed target. In October 2023, we entered into a transfer and delegation agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize each of Verve’s base editing programs. In addition, Lilly acquired the right to receive any future milestone or royalty payments payable to us under the Verve Agreement. Under the terms of the Lilly Agreement, we received a $200.0 million payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events, of which $25.0 million has been received through March 31, 2026. The Company recognized an additional $25.0 million of revenue related to the achievement of a milestone event during the three months ended March 31, 2026. In July 2025, Lilly announced that it had completed an acquisition of Verve.

Orbital Therapeutics and Bristol Myers Squibb Company

We are party to a license agreement, or the Orbital Agreement, with Orbital, pursuant to which each of us have granted the other non-exclusive licenses to certain technology that is necessary or reasonably useful for the non-viral delivery or the design or manufacture of RNA for the prevention, treatment or diagnosis of human disease. Our license to Orbital is for all fields other than the Beam field, as described below, and also excludes the targets and substantially all of the indications that are the subject of our existing programs. The Beam field consists of all products and biologics that function in the process of gene editing or conditioning for use in cell transplantation, or that act in combination with any such products or biologics. Orbital’s license to us is for all fields other than the Orbital field, which consists of products and biologics that function as vaccines and also of therapeutic proteins, other than therapeutic proteins (i) that use gene editing, (ii) for use in conditioning, (iii) for use in regenerative medicine, (iv) for use as a CAR immune therapy that does not use circular RNA (v) for use as a T-cell receptor therapy that does not use circular RNA or (vi) that modulate certain immune responses.

In December 2025, Bristol-Myers Squibb Company completed an acquisition of Orbital, or the Acquisition. At the closing of the Acquisition, we received $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows.

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

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to stock-based compensation, variable interest entities, fair value measurements, leases and debt. There have been no significant changes to our existing critical accounting policies and significant judgments and estimates discussed in the 2025 Form 10-K since the date of those financial statements, except as set forth under "Debt" within Note 2, Summary of significant accounting policies.

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

Financial operations overview

General

We were founded in January 2017 and began operations in July 2017. Since our inception, we have devoted substantially all of our resources to building our base editing platform and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, conducting clinical trials, maintaining and expanding internal manufacturing capabilities, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our redeemable convertible preferred stock, proceeds from offerings of our common stock, payments received under collaboration and license agreements, and our credit facility with Sixth Street Lending Partners, or the Credit Facility.

We are a clinical-stage company, and our programs are at a preclinical or clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products in the near future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the three months ended March 31, 2026 and 2025 were $94.3 million and $108.3 million, respectively. As of March 31, 2026, we had an accumulated deficit of $1.7 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

Revenue recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the three months ended March 31, 2026 and 2025, we recognized $31.7 million and $7.5 million of license and collaboration revenue, respectively, which is primarily related to our collaboration and license agreements with Lilly, Apellis and Orbital.

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
•
Interest and other income (expense), net consists primarily of interest income from our investments in fixed income securities as well as interest expense related to our financing agreement with Sixth Street Lending Partners.

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
License and collaboration revenue	$31,738	$7,470	$24,268
Operating expenses:
Research and development	104,524	98,816	5,708
General and administrative	34,429	27,940	6,489
Total operating expenses	138,953	126,756	12,197
Loss from operations	(107,215)	(119,286)	12,071
Other income (expense):
Change in fair value of derivative liabilities	2,500	3,200	(700)
Change in fair value of non-controlling equity investments	16	(2,081)	2,097
Change in fair value of contingent consideration liabilities	514	(27)	541
Interest and other income (expense), net	9,867	9,864	3
Total other income (expense)	12,897	10,956	1,941
Net loss	$(94,318)	$(108,330)	$14,012

License and collaboration revenue

License and collaboration revenue was $31.7 million and $7.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase in revenue of $24.3 million is due to recognition of $25.0 million of revenue related to a milestone achieved under the Lilly Agreement, offset by a small change in the level of research activities on our license and collaboration programs.

Research and development expenses

Research and development expenses were $104.5 million and $98.8 million for the three months ended March 31, 2026 and 2025, respectively. The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Employee related expenses	$32,867	$29,242	$3,625
External research and development expenses	29,959	34,337	(4,378)
Facility and IT related expenses	18,919	18,734	185
Stock-based compensation expense	11,056	15,733	(4,677)
Other expense (income)	11,723	770	10,953
Total research and development expenses	$104,524	$98,816	$5,708

The increase of $5.7 million was primarily due to the following:

•
An increase of other expenses of $11.0 million driven primarily by milestone and non-royalty sublicense activity;
•
An increase of $3.6 million of employee related expenses due to the increase in research and development employees from 393 as of March 31, 2025 to 408 as of March 31, 2026; and
•
An increase of $0.2 million in facility and information technology related expenses, including depreciation, related to our leased facilities.

The increase was partially offset by the following:

•
A decrease of $4.7 million in stock-based compensation driven by the expense recognized on additional one-time stock awards granted in prior years for which there was no equivalent expense in the three months ended March 31, 2026.
•
A decrease of $4.4 million in external research and development expenses driven by a decrease of $5.0 million in outsourced services, primarily due to the timing of manufacturing and clinical activities, offset by an increase in lab supply expenses of $0.6 million due to an increase in research activities when compared to the prior year period.

General and administrative expenses

General and administrative expenses were $34.4 million and $27.9 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $6.5 million was primarily due to the following:

•
An increase of $3.3 million in employee related costs due to the growth in general and administrative employees from 109 as of March 31, 2025 to 114 as of March 31, 2026 and expenses related to consultants;
•
An increase of $5.4 million in legal expenses; and
•
An increase of $0.8 million in other expenses.

The increase in general and administrative expenses was partially offset by the following:

•
A decrease of $3.0 million in stock-based compensation driven by the expense recognized on additional one-time stock awards granted in prior years for which there was no equivalent expense in the three months ended March 31, 2026.

Change in fair value of derivative liabilities

During the three months ended March 31, 2026 and 2025, we recorded $2.5 million and $3.2 million of other income, respectively, primarily related to the change in fair value of success payment liabilities, driven by changes in the price of our common stock over the related periods. A portion of the success payment obligations was paid in June 2021; the remaining success payment obligations are still outstanding as of March 31, 2026 and will continue to be revalued at each reporting period.

Change in fair value of non-controlling equity investments

During the three months ended March 31, 2026 and 2025, we recorded less than $0.1 million of other income and $2.1 million of other expense, respectively, as a result of changes in the fair value of our investment in corporate equity securities.

Change in fair value of contingent consideration liabilities

During the three months ended March 31, 2026 and 2025, we recorded $0.1 million of other income and less than $0.1 million of other expense, respectively, related to the change in fair value of the milestone payments related to our contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $9.9 million of income for each of the three months ended March 31, 2026 and 2025, respectively.

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

We have entered into the Sales Agreement with Jefferies pursuant to which we are entitled to offer and sell, from time to time at prevailing market prices, shares of our common stock having aggregate gross proceeds of up to $1.1 billion. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of March 31, 2026, we have sold 13,769,001 shares of common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by us. There were no shares sold under the Sales Agreement during the three months ended March 31, 2026.

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

In December 2025, Bristol-Myers Squibb Company completed an acquisition of Orbital, or the Acquisition. At the closing of the Acquisition, we received $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows.

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

As of March 31, 2026, we had $1.2 billion in cash, cash equivalents, and marketable securities, which we expect will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(128,513)	$(103,884)
Net cash provided by (used in) investing activities	25,269	(125,089)
Net cash provided by (used in) financing activities	96,608	473,379
Net change in cash, cash equivalents and restricted cash	$(6,636)	$244,406

Operating activities

Net cash used in operating activities for the three months ended March 31, 2026 was $128.5 million, including our net loss of $94.3 million, increases in prepaid expenses and other current assets of $31.9 million and decreases in accrued expenses and other liabilities of $16.3 million, deferred revenue of $6.4 million, operating lease liabilities totaling $3.5 million. In addition, noncash items, including the amortization of investment premiums of $2.8 million, a net decrease in the fair value of derivative liabilities of $2.5 million and the fair value of our contingent consideration liabilities of $0.5 million also contributed to net cash used in operating activities.

These uses of cash were partially offset by an increase in accounts payable of $2.2 million. In addition, we recorded noncash items consisting of stock-based compensation expense of $19.0 million, depreciation and amortization expense of $5.6 million, a decrease in operating lease right-of-use, or ROU, assets of $2.5 million and an increase in other long-term liabilities of $0.1 million.

Net cash used in operating activities for the three months ended March 31, 2025 was $103.9 million, including our net loss of $108.3 million, decreases in accrued expenses and other liabilities of $18.5 million, deferred revenue of $7.5 million, operating lease liabilities totaling $3.3 million and a decrease in other long-term liabilities of $0.1 million. In addition, noncash items, including the amortization of investment premiums of $3.9 million and a net decrease in the fair value of derivative liabilities of $3.2 million also contributed to net cash used in operating activities.

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

Investing activities

For the three months ended March 31, 2026, cash provided by investing activities consisted of net maturities of marketable securities of $27.5 million, offset slightly by purchases of property and equipment of $2.2 million.

For the three months ended March 31, 2025, cash used in investing activities consisted of net purchases of marketable securities of $122.0 million and purchases of property and equipment of $3.1 million.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2026 consisted of $93.1 million of proceeds from our Credit Facility, net of $0.8 million in debt issuance costs paid, $2.0 million of proceeds from the exercise of stock options and $1.5 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, or ESPP.

Net cash provided by financing activities for the three months ended March 31, 2025 consisted of $471.2 million of proceeds from the March 2025 issuance of common stock and pre-funded warrants, $1.5 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, or ESPP, and $0.7 million of proceeds from the exercise of stock options.

Funding requirements

We expect our operating expenses to increase over the next twelve months, as we expect increases in costs related to continued and expected clinical-stage development of our lead product candidates and increases in BLA readiness activities related to the potential commercial launch of clinical products, if approved.

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

We expect that our cash, cash equivalents and marketable securities at March 31, 2026 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner that we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

We lease certain assets under noncancelable operating and finance leases. The leases relate primarily to office space and laboratory space. As of March 31, 2026, aggregate future minimum commitments under these office and laboratory leases are $204.0 million, of which $18.6 million will be payable in 2026. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

In February 2026 we entered into the Financing Agreement with Sixth Street Lending Partners. Accrued interest under the Financing Agreement is payable quarterly and we are not required to repay any principal amounts outstanding until maturity in February 2033, subject to certain prepayment events set forth in the Financing Agreement. See Note 13, Debt to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Financing Agreement.

During the three months ended March 31, 2026, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K other than our Financing Agreement with Sixth Street detailed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $1.2 billion, which consisted of cash, money market funds, commercial paper and corporate and government securities. Our cash and cash equivalents are primarily maintained in accounts with multiple financial institutions in the United States. At times, we may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the sections titled sections titled “Risk Factors Summary” and “Item 1A. Risk Factors” in the 2025 Form 10-K, which could materially affect our business, financial condition or future results. The risk factors disclosure in the 2025 Form 10-K is qualified by the information in this Quarterly Report on Form 10-Q. The risks described in the 2025 Form 10–K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The risk factors set forth below represent new risk factors or those containing changes to the similarly titled risk factor included in “Item 1.A Risk Factors” of the 2025 Form 10-K.

Our owned and in-licensed patents and patent applications may not provide sufficient protection of our platform technologies, our product candidates and our future product candidates or result in any competitive advantage.

We have in-licensed a number of issued U.S. patents and patent applications that cover base editing and gene targeting technologies, as well as our delivery platform technology. We have applied for provisional patent applications or Patent Cooperation Treaty, or PCT, applications intended to specifically cover our base editing platform technology and uses with respect to treatment of particular diseases and conditions, and currently own twelve issued U.S. patents. We have applied for provisional patent applications or PCT applications intended to specifically cover our delivery platform technology but do not currently own any issued U.S. patents. Each U.S. provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the intentions disclosed in the associated provisional patent applications. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect our base editing platform technology, delivery platform technology or our product candidates, or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable. Any failure to obtain or maintain patent protection with respect to our base editing platform technology, delivery platform technology and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Given that patent applications in the United States and other countries are confidential for a period of time after filing, at any moment in time, we cannot be certain that we or our licensors were in the past or will be in the future the first to file any patent application related to our base editing technology, delivery platform technology or product candidates. In addition, some patent applications in the United States may be maintained in secrecy until the patents are issued. As a result, there may be prior art of which we or our licensors are not aware that may affect the validity or enforceability of a patent claim, and we or our licensors may be subject to priority disputes. For our in-licensed patent portfolios, we rely on our licensors to determine inventorship, and obtain and file inventor assignments of priority applications before their conversion as PCT applications. A failure to do so in a timely fashion may give rise to a challenge to entitlement of priority for foreign applications nationalized from such PCT applications. For example, the European Patent Office, or the EPO, Opposition Division, or the EPO Opposition Division, has revoked our optioned Broad Institute patent European Patent No. EP2771468 B1 following a third-party challenge to its priority rights. The patent was revoked due to loss of priority. We or our licensors are subject to and may in the future become a party to proceedings or priority disputes in Europe or other foreign jurisdictions. The loss of priority for, or the loss of, these European patents could have a material adverse effect on the conduct of our business.

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

As a result of the declaration of interference, an adversarial proceeding in the USPTO before the PTAB has been initiated, which is declared to ultimately determine priority, specifically and which party was first to invent the claimed subject matter. An interference is typically divided into two phases. The first phase is referred to as the motions or preliminary motions phase while the second is referred to as the priority phase. In the first phase, each party may raise issues including but not limited to those relating to the patentability of a party’s claims based on prior art, written description, and enablement. A party also may seek an earlier priority benefit or may challenge whether the declaration of interference was proper in the first place. Priority, or a determination of who first invented the commonly claimed invention, is determined in the second phase of an interference. The ten University of California patent applications and the 13 U.S. patents and one U.S. patent application co-owned by the Boston Licensing Parties involved in U.S. Interference No. 106,115 generally relate to CRISPR/Cas9 systems or eukaryotic cells comprising CRISPR/Cas9 systems having fused or covalently linked RNA and the use thereof in eukaryotic cells. On March 26, 2026, the PTAB issued a decision that the Boston Licensing Parties have priority of invention over University of California with respect to a single RNA CRISPR-Cas9 system that functions in eukaryotic cells. This decision may be appealed. There can be no assurance that the U.S. interference will be resolved in favor of the Boston Licensing Parties on appeal. If the U.S. interference resolves in favor of University of California, or if the Boston Licensing Parties’ patents and patent application are narrowed, invalidated, or held unenforceable, we may lose the ability to license the optioned patents and patent application and our ability to commercialize our product candidates may be adversely affected if we cannot obtain a license to relevant third party patents that cover our product candidates. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

We or our licensors may be subject to similar interferences in the future with the same risks as described above. For example, on December 14, 2020, the PTAB declared an interference (U.S. Interference No. 106,126) between 14 U.S. patents and two U.S. patent applications (U.S. Patent Nos. 8,697,359; 8,771,945; 8,795,965; 8,865,406; 8,871,445; 8,889,356; 8,889,418; 8,895,308; 8,906,616; 8,932,814; 8,945,839; 8,993,233; 8,999,641; and 9,840,713, and U.S. Serial Nos. 14/704,551 and 15/330,876) that are co-owned by the Boston Licensing Parties, which we have an option to under the Editas License Agreement, and one U.S. patent application (U.S. Serial Nos. 14/685,510) that is owned by Toolgen, Inc, or Toolgen. In the declared interference, the Boston Licensing Parties have been designated as the junior party and Toolgen has been designated as the senior party. On September 28, 2022, the PTAB issued an order suspending proceedings in the priority phase of the interference. On March 31, 2026, the PTAB lifted the suspension of the interference and resumed proceedings. We cannot predict with any certainty when a decision will be made. The 14 U.S. patents and two U.S. patent applications co-owned by the Boston Licensing Parties involved in U.S. Interference No. 106,126 generally relate to CRISPR/Cas9 systems or eukaryotic cells comprising CRISPR/Cas9 systems having fused or covalently linked RNA and the use thereof in eukaryotic cells.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. The extensive patent filings related to CRISPR and Cas make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our base editing platform technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our base editing platform technology and product candidates. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, or the University of California Portfolio, which contains multiple patents and pending applications directed to gene editing. The University of California portfolio includes, for example, U.S. Patent Nos. 10,266,850; 10,227,611; 10,000,772; 10,113,167; 10,301,651; 10,308,961; 10,337,029; 10,351,878; 10,407,697; 10,358,659; 10,358,658; 10,385,360; 10,400,253; 10,421,980; 10,415,061; 10,428,352; 10,443,076; 10,487,341; 10,513,712; 10,519,467; 10,526,619; 10,533,190; 10,550,407; 10,563,227; 10,570,419; 10,577,631; 10,597,680; 10,612,045; 10,626,419; 10,640,791; 10,669,560; 10,676,759; 10,752,920; 10,774,344; 10,793,878; 10,900,054; 10,982,230; 10,982,231; 10,988,780; 10,988,782; 11,001,863; 11,008,589; 11,008,590; 11,028,412; 11,186,849; 11,242,543; 11,274,318; 11,293,034; 11,332,761; 11,401,532; 11,473,108; 11,479,794; 11,549,127; 11,634,730; 11,674,159; 11,814,645; 11,970,711; 12,123,015; 12,180,503; 12,180,504; 12,215,343, which are expected to expire around March 2033, excluding any additional term for patent term adjustment, or PTA, or patent term extension, or PTE, and any disclaimed term for terminal disclaimers. The University of California portfolio also includes numerous additional pending patent applications. If these patent applications issue as patents, they are expected to expire around March 2033, excluding any PTA, PTE, and any disclaimed term for terminal disclaimers. As discussed above, certain applications in the University of California Portfolio are currently subject to U.S. Interference No. 106,115 with certain U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties to which we have an option under the Editas License Agreement. Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain members of the University of California Portfolio have been or are being opposed in Europe by multiple parties. For example, European Patent Nos. EP2,800,811 B1, and EP3,241,902 B1, EP3,401,400 B1, EP3,597,749 B1, and EP4,289,948 have been opposed, which patents are estimated to expire in March 2033 (excluding any patent term adjustments or extensions). The opposition procedure before the EPO allows one or more third parties to challenge the validity of a granted European patent within nine months after grant date of the European patent. Opposition proceedings may involve issues including, but not limited to, priority, patentability of the claims involved, and procedural formalities related to the filing of the patent application. As a result of the opposition proceedings, the Opposition Division can revoke a patent, maintain the patent as granted, or maintain the patent in an amended form. In April 2021, the claims of European patent EP3,241,902 B1 were revoked in their entirety by the Opposition Division, and that decision was not appealed. In November 2024, European patents EP2,800,811 B1 and EP3,401,400 B1 were revoked by the Boards of Appeal of the European Patent Office. In November 2025, the claims of European patent EP3,597,749 B1 were revoked in their entirety by the Opposition Division, and that decision is being appealed. It is uncertain how oppositions filed against EP3,597,749 B1 and EP4,289,948 will be resolved. If these patents are maintained by the Boards of Appeal with claims similar to those that were opposed, our ability to commercialize our product candidates may be adversely affected if we do not obtain a license to these patents. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Amy Simon (Chief Medical Officer)	Adoption (March 27, 2026)	Rule 10b5-1 trading arrangement	Sale	Until April 15, 2027, or such earlier date upon which all transactions are completed or expire without execution.	Up to 296,977 shares(1)
Christine Bellon (Chief Legal Officer)	Adoption (March 27, 2026)	Rule 10b5-1 trading arrangement	Sale	Until March 27, 2027, or such earlier date upon which all transactions are completed or expire without execution.	Up to 10,000 shares(2)

(1)
Includes 251,352 shares issuable upon exercise of options to purchase Company’s common stock pursuant to the Rule 10b-5-1 trading arrangement.
(2)
Consists of shares issuable upon exercise of options to purchase the Company’s common stock pursuant to the Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Second Amended and Restated Bylaws of Beam Therapeutics Inc.	10-K	001-39208	02/28/2023	3.2

10.1#	Financing Agreement by and between Beam Therapeutics Inc. and Sixth Street Lending Partners, dated February 24, 2026.					X

10.2#	Standby License Agreement, between Beam Therapeutics Inc., Kobe University and Bio Palette Co. Ltd., dated February 9, 2026.	8-K	001-39208	02/12/2026	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

# Portions of this exhibit have been omitted because the Company has determined they are not material and are the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAM THERAPEUTICS INC.

Date: May 7, 2026	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

BEAM THERAPEUTICS INC.

Date: May 7, 2026	By:	/s/ Sravan Emany
Sravan Emany
Chief Financial Officer
(Principal financial officer)