Form 10-Q
period 2026-06-30
Beam Therapeutics Inc.
filed 2026-08-04
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of registrant’s common stock outstanding as of July 28, 2026 was 103,287,665.

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
•
our expectations regarding the timing, progress and results of our clinical trials, including our Phase 1/2 clinical trial designed to assess the safety and efficacy of risto-cel for the treatment of sickle cell disease, our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-302 for the treatment of alpha-1 antitrypsin deficiency, our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-301 for the treatment of glycogen storage disease type 1a, our Phase 1 healthy volunteer clinical trial of BEAM-103 and our anticipated Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-304 for the treatment of phenylketonuria;
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
•
our expectations regarding the anticipated launch of risto-cel;
•
the potential for an accelerated approval path for BEAM-302;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$219,825	$294,944
Marketable securities	933,102	950,266
Prepaid expenses and other current assets	25,668	23,478
Total current assets	1,178,595	1,268,688
Property and equipment, net	97,606	104,500
Restricted cash	6,711	6,676
Operating lease right-of-use assets	95,586	100,679
Other assets	7,857	634
Total assets	$1,386,355	$1,481,177
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,099	$10,231
Accrued expenses and other current liabilities	40,406	55,267
Current portion of derivative liabilities	9,400	7,700
Current portion of deferred revenue	—	6,659
Current portion of lease liability	15,207	14,364
Current portion of contingent consideration liabilities	2,771	2,714
Total current liabilities	80,883	96,935
Long-term lease liability	131,893	139,759
Long-term portion of contingent consideration liabilities	5,586	5,952
Long-term portion of debt	100,258	—
Other liabilities	293	173
Total liabilities	318,913	242,819
Commitments and contingencies (See Note 7, License and other agreements and Note 8, Collaboration agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 103,264,636 and 101,748,962 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,033	1,017
Additional paid-in capital	2,926,813	2,877,449
Accumulated other comprehensive (loss) income	(2,189)	1,111
Accumulated deficit	(1,858,215)	(1,641,219)
Total stockholders’ equity	1,067,442	1,238,358
Total liabilities and stockholders’ equity	$1,386,355	$1,481,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License and collaboration revenue	$490	$8,466	$32,228	$15,936
Operating expenses:
Research and development	95,096	101,758	199,620	200,574
General and administrative	31,947	26,859	66,376	54,799
Total operating expenses	127,043	128,617	265,996	255,373
Loss from operations	(126,553)	(120,151)	(233,768)	(239,437)
Other income (expense):
Change in fair value of derivative liabilities	(4,200)	1,300	(1,700)	4,500
Change in fair value of non-controlling equity investments	338	4,415	354	2,334
Change in fair value of contingent consideration liabilities	(205)	(28)	309	(55)
Gain on sale of equity method investment	455	—	455	—
Interest and other income (expense), net	7,487	12,326	17,354	22,190
Total other income (expense)	3,875	18,013	16,772	28,969
Net loss	$(122,678)	$(102,138)	$(216,996)	$(210,468)
Unrealized gain (loss) on marketable securities	(1,119)	(150)	(3,300)	(669)
Comprehensive loss	$(123,797)	$(102,288)	$(220,296)	$(211,137)
Net loss per common share, basic and diluted	$(1.18)	$(1.00)	$(2.09)	$(2.21)
Weighted-average common shares outstanding, basic and diluted	104,326,669	101,995,184	103,797,276	95,023,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	83,633,069	$836	$2,298,661	$679	$(1,566,631)	$733,545
Cumulative effect of adoption of ASU 2025-07	—	—	—	—	5,404	5,404
Purchase of common stock under ESPP	90,436	1	1,500	—	—	1,501
Issuance of common stock and pre-funded warrants, net of issuance costs of $30.8 million	16,151,686	162	470,316	—	—	470,478
Vesting of restricted common stock	607,196	6	(6)	—	—	—
Stock-based compensation	—	—	26,682	—	—	26,682
Exercise of common stock options	74,707	1	718	—	—	719
Other comprehensive income (loss)	—	—	—	(519)	—	(519)
Net loss	—	—	—	—	(108,330)	(108,330)
Balance at March 31, 2025	100,557,094	$1,006	$2,797,871	$160	$(1,669,557)	$1,129,480
Issuance of common stock and pre-funded warrants, net of issuance costs of $30.8 million	—	—	(4)	—	—	(4)
Vesting of restricted common stock	81,163	1	(1)	—	—	—
Stock-based compensation	—	—	24,367	—	—	24,367
Exercise of common stock options	120,491	1	1,754	—	—	1,755
Other comprehensive income (loss)	—	—	—	(150)	—	(150)
Net loss	—	—	—	—	(102,138)	(102,138)
Balance at June 30, 2025	100,758,748	$1,008	$2,823,987	$10	$(1,771,695)	$1,053,310

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	101,748,962	$1,017	$2,877,449	$1,111	$(1,641,219)	$1,238,358
Purchase of common stock under ESPP	74,518	1	1,509	—	—	1,510
Vesting of restricted common stock	720,697	7	(7)	—	—	—
Stock-based compensation	—	—	19,044	—	—	19,044
Exercise of common stock options	197,671	2	2,023	—	—	2,025
Other comprehensive income (loss)	—	—	—	(2,181)	—	(2,181)
Net loss	—	—	—	—	(94,318)	(94,318)
Balance at March 31, 2026	102,741,848	$1,027	$2,900,018	$(1,070)	$(1,735,537)	$1,164,438
Vesting of restricted common stock	74,578	1	(1)	—	—	—
Stock-based compensation	—	—	19,278	—	—	19,278
Exercise of common stock options	448,210	5	7,518	—	—	7,523
Other comprehensive income (loss)	—	—	—	(1,119)	—	(1,119)
Net loss	—	—	—	—	(122,678)	(122,678)
Balance at June 30, 2026	103,264,636	1,033	2,926,813	(2,189)	(1,858,215)	1,067,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(216,996)	$(210,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,015	11,066
Amortization of investment discount (premiums)	(5,368)	(8,467)
Amortization of debt discount	99	—
Stock-based compensation expense	38,322	51,049
Change in operating lease right-of-use assets	5,093	5,297
Change in fair value of derivative liabilities	1,700	(4,500)
Change in fair value of contingent consideration liabilities	(309)	55
Change in fair value of non-controlling equity investments	(354)	(2,334)
Loss (gain) on disposal of property and equipment	44
Gain on sale of equity method investment	(455)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,328)	2,827
Accounts payable	3,430	6,435
Accrued expenses and other liabilities	(14,943)	(8,590)
Operating lease liabilities	(7,023)	(6,622)
Deferred revenue	(6,659)	(15,936)
Other long-term liabilities	123	(146)
Net cash provided by (used in) operating activities	(194,609)	(180,334)
Investing activities
Purchases of property and equipment	(4,646)	(6,201)
Purchases of marketable securities	(334,708)	(673,111)
Maturities of marketable securities	354,293	383,812
Proceeds from sale of equity method investment	455	—
Net cash provided by (used in) investing activities	15,394	(295,500)
Financing activities
Proceeds from issuance of common shares and pre-funded warrants, net of issuance costs	—	470,513
Proceeds from issuances of stock under ESPP	1,510	1,501
Proceeds from exercise of stock options	9,548	2,474
Proceeds from the issuance of debt, net of fees paid to lender	93,886	—
Payments of debt issuance costs	(813)	—
Net cash provided by (used in) financing activities	104,131	474,488

Net change in cash, cash equivalents and restricted cash	(75,084)	(1,346)
Cash, cash equivalents and restricted cash—beginning of period	301,620	290,111
Cash, cash equivalents and restricted cash—end of period	$226,536	$288,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,569	$—

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$814	$972

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

Liquidity and capital resources

Since its inception, the Company has devoted substantially all of its resources to building its base editing platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, continuing to invest in its internal manufacturing capabilities and making arrangements to conduct manufacturing activities with contract manufacturing organizations, conducting clinical trials, building a commercial function, organizing and staffing the Company, maintaining its facilities and new facility build-outs, business planning, raising capital and providing general and administrative support for these operations. The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company has entered into an at the market sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of June 30, 2026, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by the Company. There were no shares sold under the Sales Agreement during the three and six months ended June 30, 2026.

In March 2025, the Company closed an underwritten public offering of 16,151,686 shares of common stock at a public offering price of $28.48 per share and pre-funded warrants to purchase 1,404,988 shares of common stock at a purchase price of $28.47 per pre-funded warrant for aggregate net proceeds of $470.5 million, after deducting underwriting discounts, commissions and approximately $0.8 million related to legal, accounting and other fees in connection with the offering. Refer to Note 9, Common stock and pre-funded common stock warrants, for further information.

In December 2025, Bristol-Myers Squibb Company completed an acquisition, or the Acquisition, of Orbital Therapeutics, Inc., or Orbital. At the closing of the Acquisition, the Company held 75 million shares of Orbital common stock, which were cancelled and converted into $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows. During the three months ended June 30, 2026, the Company received an additional $0.5 million related to the release of a portion of the escrow associated with the Acquisition. The Company may receive additional cash consideration in future periods upon the release of the remaining escrow amounts, if any, in accordance with the terms of the Acquisition.

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

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $1.9 billion as of June 30, 2026. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of June 30, 2026 of $1.2 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Recently adopted accounting pronouncements

The Company early adopted ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, or ASU 2025-07, in the fourth quarter of 2025 using a modified retrospective approach. The new guidance modifies Accounting Standards Codification Topic 815, Derivatives and Hedging, or Topic 815, to add a scope exclusion for contracts that are not traded on an exchange if the underlying on which the settlement is based relates to operations or activities specific to one of the parties to the contract. As a result, an existing contract that includes a settlement feature based on the Company’s operations or activities is now excluded from Topic 815 and will now be accounted for in accordance with ASC 450, Contingencies, or ASC 450, whereby any settlements will be recognized as such obligations become probable and estimable. The adoption of ASU 2025-07 using a modified retrospective approach required the Company to adopt the standard as of January 1, 2025. Upon adoption, the Company recognized a cumulative-effect adjustment to remove the previously recognized derivative liability as of January 1, 2025, reducing the long-term portion of derivative liabilities by $5.4 million, with an offsetting adjustment to accumulated deficit. The previously reported statement of operations and comprehensive loss for the three and six months ended June 30, 2025 has been adjusted to reflect this guidance, resulting in reducing the previously reported net loss for the three and six months ended June 30, 2025 by $0.2 million and $1.1 million, respectively, which had no impact per share for the three months ended June 30, 2025 and an impact of $0.02 per share for the six months ended June 30, 2025. The adjustment had no impact on previously reported cash flows from operating, investing, or financing activities within the Company's condensed consolidated statements of cash flows. In accordance with ASC 450, no liability has been recognized for the contingent payments under the contract through June 30, 2026.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$219,825	$282,132
Restricted cash	6,711	6,633
Total cash, cash equivalents, and restricted cash	$226,536	$288,765

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$111,941	$110,760
Lab equipment	78,094	77,038
Furniture and fixtures	4,836	4,836
Computer equipment	3,170	3,170
Construction in process	4,374	2,823
Total property and equipment	202,415	198,627
Less accumulated depreciation	(104,809)	(94,127)
Property and equipment, net	$97,606	$104,500

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$5,410	$5,538	$11,015	$11,066

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at June 30, 2026 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$189,825	$189,825	$189,825	$—	$—
U.S. Treasury securities backed repurchase agreements	30,000	30,000	—	30,000	—
Marketable securities:
Commercial paper	300,621	300,621	—	300,621	—
Corporate notes	119,885	119,885	—	119,885	—
U.S. Treasury securities	468,162	468,162	—	468,162	—
U.S. Government securities	38,499	38,499	—	38,499	—
Corporate equity securities	5,935	5,935	5,935	—	—
Total assets	$1,152,927	$1,152,927	$195,760	$957,167	$—

Liabilities
Success payment liability – Harvard	$4,300	$4,300	$—	$—	$4,300
Success payment liability – Broad Institute	5,100	5,100	—	—	5,100
Contingent consideration liability milestones	8,357	8,357	—	—	8,357
Total liabilities	$17,757	$17,757	$—	$—	$17,757

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

As of June 30, 2026 the Company holds an investment in Prime Medicine, Inc., or Prime, consisting of 1,608,337 shares of Prime's common stock valued at $5.9 million, which is included in marketable securities in the condensed consolidated balance sheet.

Pursuant to ASC 825, Financial instruments, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s condensed consolidated statements of operations.

The following table summarizes other income (expense) recorded due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other income (expense)	$338	$4,415	$354	$2,334

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

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Fair value of common stock (per share)	$34.32	$27.72	$34.32	$27.72
Expected volatility	73%	71%	71%	75%
Expected term (years)	0.24-2.99	0.01-3.49	0.24-3.86	0.01-4.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Six Months Ended June 30, 2026
	Harvard	Broad Institute	Total
Balance at December 31, 2025	$3,300	$4,400	$7,700
Change in fair value	1,000	700	1,700
Balance at June 30, 2026	$4,300	$5,100	$9,400

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

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

Contingent consideration liability milestones
	June 30, 2026	December 31, 2025
Discount rate	10.40%	8.00%
Probability of achievement	2-32%	2-32%
Projected year of achievement	2026-2037	2026-2037

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

Contingent consideration liability milestones
Balance at December 31, 2025	$8,666
Change in fair value	(309)
Balance at June 30, 2026	$8,357

5. Marketable securities

The following table summarizes the Company’s marketable securities held at June 30, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$301,061	$7	$(447)	$300,621
Corporate notes	120,007	1	(123)	119,885
U.S. Treasury securities	469,656	53	(1,547)	468,162
U.S. Government securities	38,632	—	(133)	38,499
Corporate equity securities	5,935	—	—	5,935
Total	$935,291	$61	$(2,250)	$933,102

The following table summarizes the Company’s marketable securities held at December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$304,861	$162	$(64)	$304,959
Corporate notes	149,928	128	(10)	150,046
U.S. Treasury securities	462,112	872	—	462,984
U.S. Government securities	26,673	23	—	26,696
Corporate equity securities	5,581	—	—	5,581
Total	$949,155	$1,185	$(74)	$950,266

The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2026 and December 31, 2025, the balance in accumulated other comprehensive (loss) income was comprised solely of activity related to marketable debt securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three or six months ended June 30, 2026 or 2025 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive (loss) income for either period.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The contractual maturity dates of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Employee compensation and related benefits	$14,071	$29,342
Research costs	10,461	15,836
Process development and manufacturing costs	3,474	3,646
Professional fees	3,343	4,458
Other	9,057	1,985
Total	$40,406	$55,267

7. License and other agreements

The Company has various license agreements related to technology used in its research and development activities. The license agreements may include up-front payments, option fees, ongoing maintenance fees, sublicense fees, royalty-based payments, milestone payments, success-based payments, and other payments. Option fees, when applicable, are recognized when exercised; maintenance fees, sublicense fees, and other payments are recorded as incurred based on the estimated amounts due or that will ultimately be paid. Contingent payments that are not required to be accounted for as a derivative are recognized as incurred. As the success-based payments due under the Company’s license arrangements are derivatives, the change in the fair value of the success-based payments is recognized in a separate line item in the statement of operations and comprehensive loss, as discussed further below. The total contingent obligations and non-royalty sublicense fees included in research and development expenses in the statement of operations and comprehensive loss for the six months ended June 30, 2026 was $5.0 million. There were no contingent obligations and non-royalty sublicense fees included in research and development expenses in the statement of operations and comprehensive loss for the three and six months ended June 30, 2025.

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of June 30, 2026, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	June 30, 2026	December 31, 2025
Harvard success payment liability	$4,300	$3,300

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Change in fair value of Harvard success payment liability	$2,100	$(600)	$1,000	$(2,200)

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of June 30, 2026, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	June 30, 2026	December 31, 2025
Broad Institute success payment liability	$5,100	$4,400

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Change in fair value of Broad Institute success payment liability	$2,100	$(700)	$700	$(2,300)

Settlement agreement

On July 19, 2024, the Company entered into a settlement agreement with a research institution pursuant to which, in exchange for a release of claims in its favor, the Company agreed, among other things, to pay the research institution an upfront payment of $15.0 million and to make additional payments contingent upon the development and commercialization of BEAM-102 and BEAM-302. These contingent payments consist of certain development, regulatory, and sales-based milestone payments, as well as a 1% royalty on net sales through 2038. Any amounts due must be settled in cash. The maximum amount of development and regulatory milestone payments under the settlement agreement is $15.0 million, and the maximum amount of sales milestone payments is $35.0 million per program. The Company paid the $15.0 million upfront payment during the year ended December 31, 2024. The Company determined that the recognition criteria under ASC 450, was not met as the likelihood of a loss is not considered probable and estimable as of June 30, 2026 and therefore no related liability is recorded as of June 30, 2026.

8. Collaboration agreements

Eli Lilly and Company

In October 2023, the Company entered into a Transfer and Delegation Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Company’s amended collaboration and license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, including the Company’s opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease (see discussion below related to the Verve Agreement). The Company granted Lilly an exclusive sublicense to the Verve technology originally licensed to the Company under the Verve Agreement. Lilly also acquired the right to receive any future milestone or royalty payments payable by Verve under the Verve Agreement and the rights and obligations to designate representatives and participate on the joint steering committee with Verve. The Company received a $200.0 million nonrefundable upfront payment and is eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events. Through June 30, 2026, the Company has recognized a total of $50.0 million of milestone related revenue, including $25.0 million during the six months ended June 30, 2026. Through June 30, 2026, the Company has received $50.0 million of these milestone payments. There was no revenue recognized during the three and six months ended June 30, 2025. As of June 30, 2026, there was no deferred revenue remaining related to the Lilly Agreement.

Apellis Pharmaceuticals

In June 2021, the Company entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of certain of the Company’s base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, the Company conducted preclinical research on six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis had an exclusive option to license any or all of the six programs, or in each case, an Opt-In Right, and collectively, the Opt-In Rights, and would assume responsibility for subsequent development. In 2025, Apellis notified the Company of its decision to opt-in to one of the six base editing programs. As a result of Apellis' decision to opt-in to the program, the Company received a cash opt-in fee of $3.8 million which was recognized as revenue during the year ended December 31, 2025. The Company may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to one program licensed under the collaboration. The collaboration is managed on an overall basis by an alliance steering committee formed by an equal number of representatives from the Company and Apellis.

As part of the collaboration, the Company received a total of $75.0 million in upfront and near-term milestones from Apellis, which was comprised of $50.0 million received upon signing and an additional $25.0 million payment on June 30, 2022, the one-year anniversary of the effective date of the Apellis Agreement, or the First Anniversary Payment. Following any exercise of an Opt-In Right for any of the six programs, the Company is eligible to receive development, regulatory, and sales milestones from Apellis, as well as royalty payments on sales. The collaboration had an initial term of five years and could have been extended up to two years on a per year and program-by-program basis. Pursuant to the terms of the Apellis Agreement, the Company’s obligation to provide services concluded as of June 30, 2026 as Apellis did not elect to extend the agreement beyond the initial term.

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

The selling price of each performance obligation was determined based on the Company’s estimated standalone selling price, or ESSP. The Company developed the ESSP for all of the performance obligations included in the Apellis Agreement by determining the total estimated costs to fulfill each performance obligation identified with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the stand-alone selling price to the performance obligations based on the relative standalone selling price method.

The Company recognized revenue for each performance obligation as it was satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which included each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and was recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provided the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represented the Company’s best estimate of the period of the obligation. The Company recognized $0.5 million and $7.2 million of revenue related to the Apellis Agreement during the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, the Company recognized $6.3 million and $11.7 million of revenue related to the Apellis Agreement, respectively. As of June 30, 2026, there was no remaining deferred revenue related to the Apellis Agreement.

In May 2026, Biogen Inc. announced that it had completed its acquisition of Apellis.

9. Common stock and pre-funded common stock warrants

The Company has entered into the Sales Agreement with Jefferies pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of June 30, 2026, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by the Company. There were no shares sold under the Sales Agreement during the three and six months ended June 30, 2026.

In March 2025, the Company closed an underwritten public offering of 16,151,686 shares of the Company’s common stock at a public offering price of $28.48 per share as well as pre-funded warrants to purchase 1,404,988 shares of the Company's common stock at a purchase price of $28.47 (representing the price of $28.48 per share minus the $0.01 per share exercise price of such pre-funded warrant). The pre-funded warrants are immediately exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. After underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $470.5 million. No pre-funded warrants have been exercised through June 30, 2026.

10. Stock option and grant plan

2019 equity incentive plan

As of June 30, 2026, the Company had 18,350,221 shares reserved including 2,359,298 shares available for future issuance, pursuant to the Beam Therapeutics Inc. 2019 Equity Incentive Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$11,246	$14,832	$22,302	$30,565
General and administrative	8,032	9,535	16,020	20,484
Total stock-based compensation expense	$19,278	$24,367	$38,322	$51,049

Stock options

The following table provides a summary of stock option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2025	11,316,549	$35.68
Granted	2,268,906	28.41
Exercised	(645,881)	14.78
Forfeited	(310,616)	45.38
Outstanding at June 30, 2026	12,628,958	35.23
Exercisable as of June 30, 2026	7,857,085	$40.07

The weighted-average grant date fair value per share of stock options granted in the six months ended June 30, 2026 was $20.20. As of June 30, 2026, there was $90.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.6 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2025	2,543,852	$27.16
Issued	1,720,125	21.38
Vested	(795,275)	31.49
Forfeited	(106,737)	24.49
Unvested as of June 30, 2026	3,361,965	$23.26

At June 30, 2026, there was approximately $69.7 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.0 years.

2019 employee stock purchase plan

The Company issued 74,518 and 90,436 shares under the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had 4,533,299 shares available for issuance under the ESPP.

Stock-based compensation recognized under the ESPP for the three and six months ended June 30, 2026 was $0.4 million and $0.8 million, respectively. The Company recognized stock-based compensation under the ESPP of $0.4 million and $0.7 million for the three and six months ended June 30, 2025, respectively.

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

	As of June 30,
	2026	2025
Unvested restricted stock	3,361,965	2,885,312
Outstanding options to purchase common stock	12,628,958	11,616,771
ESPP	74,517	132,053
Total	16,065,440	14,634,136

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(122,678)	$(102,138)	$(216,996)	$(210,468)
Denominator:
Weighted average common shares outstanding, basic and diluted	104,326,669	101,995,184	103,797,276	95,023,977
Net loss per common share, basic and diluted	$(1.18)	$(1.00)	$(2.09)	$(2.21)

12. Income taxes

During the three and six months ended June 30, 2026 and 2025, the Company recorded a full valuation allowance on federal and state deferred tax assets since there is insufficient evidence that the deferred tax assets are more likely than not realizable. The Company did not have any tax provision or benefit for the six months ended June 30, 2026 or June 30, 2025.

13. Debt

Sixth Street Financing Agreement

On February 24, 2026, or the Closing Date, the Company entered into a financing agreement, or the Financing Agreement, with certain of its subsidiaries as guarantors party thereto, the lenders party thereto, or the Lenders, and Sixth Street Lending Partners, as the administrative agent and collateral agent for the Lenders. The Financing Agreement provides for the Credit Facility, consisting of (i) an initial draw of $100 million on the Closing Date, (ii) a potential additional $100 million draw upon the acceptance by the U.S. Food and Drug Administration, or FDA, of the Company’s biologics license application, or BLA, submission for risto-cel prior to a certain date, or the Delayed Draw A, (iii) a potential additional $100 million draw at the Company’s option upon the FDA’s approval of the risto-cel BLA prior to a certain date, or the Delayed Draw B, (iv) a potential additional $100 million draw at the Company’s option upon achieving a revenue target from sales of risto-cel prior to a certain date and (v) a potential additional $100 million draw subject to agreement among the Company and the Lenders. The Credit Facility matures on February 24, 2033, or the Maturity Date, and bears interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 6.50% (subject to a 1.00% floor) or permits interest on a base rate plus a margin. As of June 30, 2026, the effective interest rate was 10.5%. Certain additional commitment, administrative, undrawn amount and facility fees are also payable in connection with the Credit Facility.

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

The Financing Agreement contains certain embedded features requiring bifurcation under Topic 815, including contingent interest, mandatory prepayment provisions, and increased‑cost and capital adequacy indemnification clauses. However, no embedded derivatives were recorded as the fair value of such features was deemed immaterial as of issuance and as of June 30, 2026.

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

As of June 30, 2026, the carrying amount of the loan, net of unamortized debt discount and issuance costs, was approximately $100.3 million. No principal payments are due within the next five years as the principal balance is due on the February 24, 2033 Maturity Date. The loan is classified as a noncurrent liability, as no principal payments are due within the next twelve months.

The following table summarizes the Company’s outstanding debt liability (in thousands):

June 30, 2026
Initial term loan	$100,000
Final payment fee on initial term loan	4,000
Unamortized debt discount and issuance costs	(3,742)
Balance at June 30, 2026	$100,258

The following table summarizes components of the Company's debt related interest expense (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Cash interest expense	$2,595	$3,555
Amortization of debt issuance costs	65	100
Amortization of annual fee	13	18
Total interest expense related to debt	$2,673	$3,673

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

The table below provides information about the Company’s segment, including significant expenses, other segment items, certain other segment expenses, and a reconciliation to net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License and collaboration revenue	$490	$8,466	$32,228	$15,936
Research and development expenses
External research and development expenses*	31,566	39,891	61,643	74,312
Employee related expenses*	31,955	27,623	64,822	56,865
General and administrative expenses
External general and administrative expenses*	9,562	6,302	22,927	11,675
Employee related expenses*	12,703	9,992	24,654	20,433
Facility and information technology related expenses*	15,441	14,576	29,879	28,960
Depreciation and amortization	5,410	5,538	11,015	11,066
Stock-based compensation	19,278	24,367	38,322	51,049
Interest and other income	(7,487)	(12,326)	(17,354)	(22,190)
Other segment items	4,740	(5,359)	13,316	(5,766)
Net income (loss)	$(122,678)	$(102,138)	$(216,996)	$(210,468)

* Denotes significant segment expense

Other segment items includes:

•
Change in fair value of derivative liabilities
•
Change in fair value of non-controlling equity investments
•
Change in fair value of contingent consideration liabilities
•
Milestone expense
•
License and sublicenses fees
•
Gain on sale of equity method investment

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

We are conducting a Phase 1/2 clinical trial designed to assess the safety and efficacy of risto-cel for the treatment of sickle cell disease, which we refer to as our BEACON trial. The BEACON trial includes approximately 50 adults and adolescents with severe sickle cell disease who have received prior treatment with at least one disease-modifying agent with inadequate response or intolerance. Following mobilization, conditioning and treatment with risto-cel, patients are assessed for safety and tolerability, with safety endpoints including neutrophil and platelet engraftment. Patients are also assessed for efficacy, with efficacy endpoints including the change from baseline in severe vaso-occlusive events, transfusion requirements, HbF levels, and quality of life assessments. Dosing in the BEACON trial is complete for all adult and adolescent patients. The U.S. Food and Drug Administration, or the FDA, has granted orphan drug designation and regenerative medicine advanced therapy designation to risto-cel. Risto-cel has also been accepted into the FDA’s Chemistry, Manufacturing, and Controls Development and Readiness pilot program.

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

We expect to report updated data for the BEACON clinical trial by year-end 2026, and expect to submit a biologics license application, or BLA, for risto-cel as early as year-end 2026.

In Vivo Base Editing via HSC-targeted LNPs

We continue to develop targeted LNPs for the in vivo delivery of gene editing payloads to HSCs. Based on recent advancements in this technology, we are now prioritizing in vivo delivery for our next wave approach to treating sickle cell disease. We have identified targeted LNPs that have the potential for HSC delivery and are currently engaged in lead optimization. In parallel, we are also continuing development of our proprietary ESCAPE platform, which combines antibody-based conditioning with multiplex gene edited HSCs. ESCAPE has the potential to enable non-genotoxic treatment strategies that can be delivered either ex vivo or in vivo, including as part of any future in vivo program for sickle cell disease. We have completed enrollment and dosing in a Phase 1 healthy volunteer clinical trial of BEAM-103, an anti-CD117 monoclonal antibody designed to enable ESCAPE. Treatment with BEAM-103 was well tolerated across all doses tested.

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

Based on feedback from the FDA, we intend to pursue an accelerated approval pathway for BEAM-302 based on a primary endpoint of AAT biomarkers evaluated over 12 months, with 60 mg as the selected dose. To support a future BLA submission, we anticipate enrolling approximately 50 additional patients with AATD-associated lung disease, with or without liver disease, in a pivotal expansion of the ongoing open-label Phase 1/2 trial. In July of 2026, we dosed the first patient in the pivotal cohort.

BEAM-304: In vivo LNP liver-targeting for PKU

BEAM-304 is a liver-targeting LNP formulation of base editing reagents designed to correct disease-causing mutations responsible for phenylketonuria, or PKU. PKU is an autosomal recessive disorder caused by mutations in the phenylalanine hydroxylase, or PAH, gene that prevents the body from metabolizing the amino acid phenylalanine, or Phe. Elevated levels of Phe may result in severe neurological and neurocognitive impairments. Patients are generally identified via newborn screening, with the standard of care involving a Phe-restricted diet, as well as medicines that manage Phe levels. Initially, we plan to develop BEAM-304 for the treatment of the two most prevalent variants found in PKU patients in the United States, with ongoing research effort to address the majority of the remaining mutations. In preclinical studies, administration of BEAM-304 resulted in the normalization of Phe levels in mice at therapeutically relevant doses, even when consuming a standard diet. In June of 2026, we announced that the FDA cleared our investigational new drug (IND) application for BEAM-304, and we have initiated clinical start-up activities for an open-label, dose-ascending, Phase 1/2 trial. The trial will initially evaluate safety, tolerability, and reduction of blood Phe levels in PKU patients with the R408W mutation, one of the most prevalent disease-causing mutations among patients with PKU in the United States, with a goal of establishing clinical proof of concept for base editing in PKU. We believe that learnings from this trial have the potential to provide a predictable path to accelerated development of BEAM-304 for additional mutations, including as a result of novel FDA frameworks for platform medicines.

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

Apellis Pharmaceuticals

We were party to a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, focused on the use of our base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, we conducted preclinical research on six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis had an exclusive option to license any or all of the six programs and would assume responsibility for subsequent development. In 2025, Apellis notified us of its decision to opt-in to the base editing program directed to FcRN. As a result of Apellis' decision to opt-in to the program, we received a cash opt-in fee of $3.8 million during the year ended December 31, 2025. We may elect to enter into a 50-50 U.S. co-development and co-commercialization agreement with Apellis with respect to one program licensed under the collaboration. In May 2026, Biogen Inc. announced that it had completed its acquisition of Apellis.

Verve Therapeutics and Eli Lilly and Company

We are party to a license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, pursuant to which we granted Verve exclusive worldwide licenses under our base editing technologies for human therapeutic applications against a total of three liver-mediated, cardiovascular disease targets, which consist of PCSK9, ANGPTL3 and an undisclosed target. In October 2023, we entered into a transfer and delegation agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize each of Verve’s base editing programs. In addition, Lilly acquired the right to receive any future milestone or royalty payments payable to us under the Verve Agreement. Under the terms of the Lilly Agreement, we received a $200.0 million payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events, of which $50.0 million has been received through June 30, 2026. The Company recognized $25.0 million of revenue related to the achievement of a milestone event during the six months ended June 30, 2026.

Orbital Therapeutics and Bristol-Myers Squibb Company

We are party to a license agreement, or the Orbital Agreement, with Orbital Therapeutics, Inc., or Orbital, pursuant to which each of us have granted the other non-exclusive licenses to certain technology that is necessary or reasonably useful for the non-viral delivery or the design or manufacture of RNA for the prevention, treatment or diagnosis of human disease. Our license to Orbital is for all fields other than the Beam field, as described below, and also excludes the targets and substantially all of the indications that are the subject of our existing programs. The Beam field consists of all products and biologics that function in the process of gene editing or conditioning for use in cell transplantation, or that act in combination with any such products or biologics. Orbital’s license to us is for all fields other than the Orbital field, which consists of products and biologics that function as vaccines and also of therapeutic proteins, other than therapeutic proteins (i) that use gene editing, (ii) for use in conditioning, (iii) for use in regenerative medicine, (iv) for use as a CAR immune therapy that does not use circular RNA (v) for use as a T-cell receptor therapy that does not use circular RNA or (vi) that modulate certain immune responses.

In December 2025, Bristol-Myers Squibb Company completed an acquisition of Orbital, or the Acquisition. At the closing of the Acquisition, we received $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows. During the three months ended June 30, 2026, we received an additional $0.5 million related to the release of a portion of the escrow associated with the Acquisition. We may receive additional cash consideration in future periods upon the release of the remaining escrow amounts, if any, in accordance with the terms of the Acquisition.

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

We are a clinical-stage company, and our programs are at a preclinical or clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products in the near future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the six months ended June 30, 2026 and 2025 were $217.0 million and $210.5 million, respectively. As of June 30, 2026, we had an accumulated deficit of $1.9 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

Revenue recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the six months ended June 30, 2026 and 2025, we recognized $32.2 million and $15.9 million of license and collaboration revenue, respectively, which is primarily related to our collaboration and license agreements with Lilly and Apellis.

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
•
Gain on sale of equity method investment consists of consideration received from the sale of equity method investments.
•
Interest and other income (expense), net consists primarily of interest income from our investments in fixed income securities as well as interest expense related to our financing agreement with Sixth Street Lending Partners.

Results of operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
License and collaboration revenue	$490	$8,466	$(7,976)
Operating expenses:
Research and development	95,096	101,758	(6,662)
General and administrative	31,947	26,859	5,088
Total operating expenses	127,043	128,617	(1,574)
Loss from operations	(126,553)	(120,151)	(6,402)
Other income (expense):
Change in fair value of derivative liabilities	(4,200)	1,300	(5,500)
Change in fair value of non-controlling equity investments	338	4,415	(4,077)
Change in fair value of contingent consideration liabilities	(205)	(28)	(177)
Gain on sale of equity method investment	455	—	455
Interest and other income (expense), net	7,487	12,326	(4,839)
Total other income (expense)	3,875	18,013	(14,138)
Net loss	$(122,678)	$(102,138)	$(20,540)

License and collaboration revenue

License and collaboration revenue was $0.5 million and $8.5 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in revenue of $8.0 million is due to a change in the level of research activities on our license and collaboration programs.

Research and development expenses

Research and development expenses were $95.1 million and $101.8 million for the three months ended June 30, 2026 and 2025, respectively. The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Employee related expenses	$31,955	$27,623	$4,332
External research and development expenses	31,374	39,817	(8,443)
Facility and information technology related expenses	19,202	19,090	112
Stock-based compensation expense	11,246	14,832	(3,586)
Other expense (income)	1,319	396	923
Total research and development expenses	$95,096	$101,758	$(6,662)

The decrease of $6.7 million was primarily due to the following:

•
A decrease of $8.4 million in external research and development expenses driven by a decrease of $9.0 million in outsourced services, primarily due to the timing of manufacturing and clinical activities, partially offset by an increase in lab supply expenses of $0.6 million due to an increase in research activities when compared to the prior year period; and
•
A decrease of $3.6 million in stock-based compensation driven by the expense recognized on additional one-time stock awards granted in prior years for which there was no equivalent expense in the three months ended June 30, 2026.

The decrease was partially offset by the following:

•
An increase of $4.3 million of employee related expenses due to the increase in research and development employees from 401 as of June 30, 2025 to 420 as of June 30, 2026; and
•
An increase of $1.0 million of other expenses driven primarily by milestone activity.

General and administrative expenses

General and administrative expenses were $31.9 million and $26.9 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $5.1 million was primarily due to the following:

•
An increase of $4.9 million in employee related costs due to the growth in general and administrative employees from 108 as of June 30, 2025 to 120 as of June 30, 2026 and expenses related to consultants;
•
An increase of $1.2 million in legal expenses; and
•
An increase of $0.5 million in other expenses.

The increase in general and administrative expenses was partially offset by the following:

•
A decrease of $1.5 million in stock-based compensation driven by the expense recognized on additional one-time stock awards granted in prior years for which there was no equivalent expense in the three months ended June 30, 2026.

Change in fair value of derivative liabilities

During the three months ended June 30, 2026 and 2025, we recorded $4.2 million of other expense and $1.3 million of other income, respectively, primarily related to the change in fair value of success payment liabilities, driven by changes in the price of our common stock over the related periods.

Change in fair value of non-controlling equity investments

During the three months ended June 30, 2026 and 2025, we recorded $0.3 million and $4.4 million of other income, respectively, as a result of changes in the fair value of our investment in corporate equity securities.

Change in fair value of contingent consideration liabilities

During the three months ended June 30, 2026 and 2025, we recorded $0.2 million and less than $0.1 million of other expense, respectively, related to the change in fair value of the milestone payments related to our contingent consideration liabilities.

Gain on sale of equity method investment

In 2025, Bristol-Myers Squibb Company completed the Acquisition of Orbital. At the closing of the Acquisition, we held 75 million shares of Orbital common stock, which were cancelled and converted into $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows. During the three months ended June 30, 2026, we received $0.5 million of additional cash consideration upon release of certain escrows related to the Acquisition. We may receive additional cash consideration in future periods upon the release of the remaining escrow amounts, if any, in accordance with the terms of the Acquisition.

Interest and other income (expense), net

Interest and other income (expense), net was $7.5 million and $12.3 million of income for the three months ended June 30, 2026 and 2025, respectively.

Results of operations

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
License and collaboration revenue	$32,228	$15,936	$16,292
Operating expenses:
Research and development	199,620	200,574	(954)
General and administrative	66,376	54,799	11,577
Total operating expenses	265,996	255,373	10,623
Loss from operations	(233,768)	(239,437)	5,669
Other income (expense):		—
Change in fair value of derivative liabilities	(1,700)	4,500	(6,200)
Change in fair value of non-controlling equity investments	354	2,334	(1,980)
Change in fair value of contingent consideration liabilities	309	(55)	364
Gain on sale of equity method investment	455	—	455
Interest and other income (expense), net	17,354	22,190	(4,836)
Total other income (expense)	16,772	28,969	(12,197)
Net loss	$(216,996)	$(210,468)	$(6,528)

License and collaboration revenue

License and collaboration revenue was $32.2 million and $15.9 million for six months ended June 30, 2026 and 2025, respectively. The increase in revenue of $16.3 million is driven primarily by the recognition of $25.0 million of revenue related to a milestone achieved under the Lilly Agreement during the six months ended June 30, 2026, partially offset by a decrease in revenue due to the level of research activities on our license and collaboration programs.

Research and development expenses

Research and development expenses were $199.6 million and $200.6 million for the six months ended June 30, 2026 and 2025, respectively. The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Employee related expenses	$64,822	$56,865	$7,957
External research and development expenses	61,332	74,154	(12,822)
Facility and IT related expenses	38,121	37,825	296
Stock-based compensation expense	22,302	30,565	(8,263)
Other expense (income)	13,043	1,165	11,878
Total research and development expenses	$199,620	$200,574	$(954)

The decrease of $1.0 million was primarily due to the following:

•
A decrease of $12.8 million in external research and development expenses driven by a decrease of $14.0 million in outsourced services, primarily due to the timing of manufacturing and clinical activities, offset by an increase in lab supply expenses of $1.2 million due to an increase in research activities when compared to the prior year period; and

•
A decrease of $8.3 million in stock-based compensation driven by the expense recognized on additional one-time stock awards granted in prior years for which there was no equivalent expense in the six months ended June 30, 2026.

The decrease was partially offset by the following:

•
An increase of other expenses of $11.9 million driven primarily by milestone and non-royalty sublicense activity;
•
An increase of $8.0 million of employee related expenses due to the increase in research and development employees from 401 as of June 30, 2025 to 420 as of June 30, 2026; and
•
An increase of $0.3 million in facility and information technology related expenses, including depreciation, related to our leased facilities.

General and administrative expenses

General and administrative expenses were $66.4 million and $54.8 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $11.6 million was primarily due to the following:

•
An increase of $8.1 million in employee related costs due to the growth in general and administrative employees from 108 as of June 30, 2025 to 120 as of June 30, 2026 and expenses related to consultants;
•
An increase of $6.6 million in legal expenses; and
•
An increase of $1.3 million in other expenses.

The increase in general and administrative expenses was partially offset by the following:

•
A decrease of $4.5 million in stock-based compensation driven by the expense recognized on additional one-time stock awards granted in prior years for which there was no equivalent expense in the six months ended June 30, 2026.

Change in fair value of derivative liabilities

During the six months ended June 30, 2026 and 2025, we recorded $1.7 million of other expense and $4.5 million of other income, respectively, related to the change in fair value of success payment liabilities, driven by changes in the price of our common stock over the related periods.

Change in fair value of non-controlling equity investments

During the six months ended June 30, 2026 and 2025, we recorded $0.4 million and $2.3 million of other income, respectively, as a result of changes in the fair value of our investment in corporate equity securities.

Change in fair value of contingent consideration liabilities

During the six months ended June 30, 2026 and 2025, we recorded $0.3 million of other income and less than $0.1 million of other expense, respectively, related to the change in fair value of the milestone payments related to our contingent consideration liabilities.

Gain on sale of equity method investment

In 2025, Bristol-Myers Squibb Company completed the Acquisition of Orbital. At the closing of the Acquisition, we held 75 million shares of Orbital common stock, which were cancelled and converted into $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows. During the six months ended June 30, 2026, we received $0.5 million of additional cash consideration upon release of certain escrows related to the Acquisition. We may receive additional cash consideration in future periods upon the release of the remaining escrow amounts, if any, in accordance with the terms of the Acquisition.

Interest and other income (expense), net

Interest and other income (expense), net was $17.4 million and $22.2 million of income for the six months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, we have sold 13,769,001 shares of common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by us. There were no shares sold under the Sales Agreement during the six months ended June 30, 2026.

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

In December 2025, Bristol-Myers Squibb Company completed the Acquisition of Orbital. At the closing of the Acquisition, we received $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows. During the three months ended June 30, 2026, we received an additional $0.5 million related to the release of a portion of the escrow associated with the Acquisition. We may receive additional cash consideration in future periods upon the release of the remaining escrow amounts, if any, in accordance with the terms of the Acquisition.

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

As of June 30, 2026, we had $1.2 billion in cash, cash equivalents, and marketable securities, which we expect will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(194,609)	$(180,334)
Net cash provided by (used in) investing activities	15,394	(295,500)
Net cash provided by (used in) financing activities	104,131	474,488
Net change in cash, cash equivalents and restricted cash	$(75,084)	$(1,346)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2026 was $194.6 million, including our net loss of $217.0 million, decreases in accrued expenses and other liabilities of $14.9 million, deferred revenue of $6.7 million, operating lease liabilities totaling $7.0 million and increases in prepaid expenses and other current assets of $2.3 million. In addition, noncash items, including the amortization of investment premiums of $5.4 million, the gain on sale of equity method investment of $0.5 million, increases in the fair value of non-controlling equity investments of $0.4 million and the fair value of our contingent consideration liabilities of $0.3 million also contributed to net cash used in operating activities.

These uses of cash were partially offset by an increase in accounts payable of $3.4 million and an increase in other long-term liabilities of $0.1 million. In addition, we recorded noncash items consisting of stock-based compensation expense of $38.3 million, depreciation and amortization expense of $11.0 million, a decrease in operating lease right-of-use, or ROU, assets of $5.1 million and a decrease in the fair value of derivative liabilities of $1.7 million.

Net cash used in operating activities for the six months ended June 30, 2025 was $180.3 million, including our net loss of $210.5 million, decreases in accrued expenses and other liabilities of $8.6 million, deferred revenue of $15.9 million, operating lease liabilities totaling $6.6 million and a decrease in other long-term liabilities of $0.1 million. In addition, noncash items, including the amortization of investment premiums of $8.5 million, a net decrease in the fair value of derivative liabilities of $4.5 million and an increase in the fair value of non-controlling equity investments of $2.3 million also contributed to net cash used in operating activities.

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

Investing activities

For the six months ended June 30, 2026, cash provided by investing activities consisted of net maturities of marketable securities of $19.6 million and proceeds from the sale of equity method investments of $0.5 million, offset slightly by purchases of property and equipment of $4.6 million.

For the six months ended June 30, 2025, cash used in investing activities consisted of net purchases of marketable securities of $289.3 million and purchases of property and equipment of $6.2 million.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2026 consisted of $93.1 million of proceeds from our Credit Facility, net of $0.8 million in debt issuance costs paid, $9.5 million of proceeds from the exercise of stock options and $1.5 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan, or ESPP.

Net cash provided by financing activities for the six months ended June 30, 2025 consisted of $470.5 million of proceeds from the March 2025 issuance of common stock and pre-funded warrants, $1.5 million of proceeds from the issuance of common stock under the ESPP, and $2.5 million of proceeds from the exercise of stock options.

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

We expect that our cash, cash equivalents and marketable securities at June 30, 2026 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

We lease certain assets under noncancelable operating and finance leases. The leases relate primarily to office space and laboratory space. As of June 30, 2026, aggregate future minimum commitments under these office and laboratory leases are $197.9 million, of which $12.4 million will be payable in 2026. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases.

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

During the six months ended June 30, 2026, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K other than our Financing Agreement with Sixth Street detailed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $1.2 billion, which consisted of cash, money market funds, commercial paper and corporate and government securities. Our cash and cash equivalents are primarily maintained in accounts with multiple financial institutions in the United States. At times, we may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. The extensive patent filings related to CRISPR and Cas make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our base editing platform technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our base editing platform technology and product candidates. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, or the University of California Portfolio, which contains multiple patents and pending applications directed to gene editing. The University of California portfolio includes, for example, U.S. Patent Nos. 10,266,850; 10,227,611; 10,000,772; 10,113,167; 10,301,651; 10,308,961; 10,337,029; 10,351,878; 10,407,697; 10,358,659; 10,358,658; 10,385,360; 10,400,253; 10,421,980; 10,415,061; 10,428,352; 10,443,076; 10,487,341; 10,513,712; 10,519,467; 10,526,619; 10,533,190; 10,550,407; 10,563,227; 10,570,419; 10,577,631; 10,597,680; 10,612,045; 10,626,419; 10,640,791; 10,669,560; 10,676,759; 10,752,920; 10,774,344; 10,793,878; 10,900,054; 10,982,230; 10,982,231; 10,988,780; 10,988,782; 11,001,863; 11,008,589; 11,008,590; 11,028,412; 11,186,849; 11,242,543; 11,274,318; 11,293,034; 11,332,761; 11,401,532; 11,473,108; 11,479,794; 11,549,127; 11,634,730; 11,674,159; 11,814,645; 11,970,711; 12,123,015; 12,180,503; 12,180,504; 12,215,343, which are expected to expire around March 2033, excluding any additional term for patent term adjustment, or PTA, or patent term extension, or PTE, and any disclaimed term for terminal disclaimers. The University of California portfolio also includes numerous additional pending patent applications. If these patent applications issue as patents, they are expected to expire around March 2033, excluding any PTA, PTE, and any disclaimed term for terminal disclaimers. As discussed above, certain applications in the University of California Portfolio are currently subject to U.S. Interference No. 106,115 with certain U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties to which we have an option under the Editas License Agreement. Although we have an option to exclusively license certain patents and patent applications directed to Cas9 and Cas12a from Editas, who in turn has licensed such patents from various academic institutions including Broad Institute, we do not currently have a license to such patents and patent applications. Certain members of the University of California Portfolio have been or are being opposed in Europe by multiple parties. For example, European Patent Nos. EP2,800,811 B1, and EP3,241,902 B1, EP3,401,400 B1, EP3,597,749 B1, and EP4,289,948 B1 have been opposed, which patents are estimated to expire in March 2033 (excluding any patent term adjustments or extensions). The opposition procedure before the EPO allows one or more third parties to challenge the validity of a granted European patent within nine months after grant date of the European patent. Opposition proceedings may involve issues including, but not limited to, priority, patentability of the claims involved, and procedural formalities related to the filing of the patent application. As a result of the opposition proceedings, the Opposition Division can revoke a patent, maintain the patent as granted, or maintain the patent in an amended form. In April 2021, the claims of European patent EP3,241,902 B1 were revoked in their entirety by the Opposition Division, and that decision was not appealed. In November 2024, European patents EP2,800,811 B1 and EP3,401,400 B1 were revoked by the Boards of Appeal of the European Patent Office. In November 2025, the claims of European patent EP3,597,749 B1 were revoked in their entirety by the Opposition Division, and that decision is being appealed. It is uncertain how oppositions filed against EP3,597,749 B1 and EP4,289,948 B1 will be resolved. If these patents are maintained by the Boards of Appeal with claims similar to those that were opposed, our ability to commercialize our product candidates may be adversely affected if we do not obtain a license to these patents. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our base editing platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
John Evans (Chief Executive Officer)	Adoption (June 16, 2026)	Rule 10b5-1 trading arrangement	Sale	Until June 30, 2027, or such earlier date upon which all transactions are completed or expire without execution.	Up to 200,000 shares(1)

(1)
Consists of shares issuable upon exercise of options to purchase the Company’s common stock pursuant to the Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Second Amended and Restated Bylaws of Beam Therapeutics Inc.	10-K	001-39208	02/28/2023	3.2

10.1+	Second Amended and Restated Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

BEAM THERAPEUTICS INC.

Date: August 4, 2026	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

BEAM THERAPEUTICS INC.

Date: August 4, 2026	By:	/s/ Sravan Emany
Sravan Emany
Chief Financial Officer
(Principal financial officer)