Form 10-Q
period 2026-09-30
Beam Therapeutics Inc.
filed 2026-11-03
CIK 1745999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of registrant’s common stock outstanding as of October 27, 2026 was 103,495,644.

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
•
our expectations regarding the timing, progress and results of our clinical trials, including our Phase 1/2 clinical trial designed to assess the safety and efficacy of ristoglogene autogetemcel (risto-cel, formerly known as BEAM-101) for the treatment of sickle cell disease, our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-302 for the treatment of alpha-1 antitrypsin deficiency, our Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-301 for the treatment of glycogen storage disease type 1a, our Phase 1 healthy volunteer clinical trial of BEAM-103 and our anticipated Phase 1/2 clinical trial designed to assess the safety and efficacy of BEAM-304 for the treatment of phenylketonuria;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Beam Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$213,267	$294,944
Marketable securities	830,606	950,266
Prepaid expenses and other current assets	23,504	23,478
Total current assets	1,067,377	1,268,688
Property and equipment, net	94,040	104,500
Restricted cash	6,705	6,676
Operating lease right-of-use assets	92,994	100,679
Other assets	7,956	634
Total assets	$1,269,072	$1,481,177
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,145	$10,231
Accrued expenses and other current liabilities	40,100	55,267
Current portion of derivative liabilities	4,700	7,700
Current portion of deferred revenue	—	6,659
Current portion of lease liability	15,645	14,364
Current portion of contingent consideration liabilities	1,486	2,714
Total current liabilities	82,076	96,935
Long-term lease liability	127,863	139,759
Long-term portion of contingent consideration liabilities	5,727	5,952
Long-term portion of debt	100,364	—
Other liabilities	368	173
Total liabilities	316,398	242,819
Commitments and contingencies (See Note 7, License and other agreements and Note 8, Collaboration agreements)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, and no shares issued or outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 103,443,235 and 101,748,962 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,034	1,017
Additional paid-in capital	2,947,694	2,877,449
Accumulated other comprehensive (loss) income	(3,434)	1,111
Accumulated deficit	(1,992,620)	(1,641,219)
Total stockholders’ equity	952,674	1,238,358
Total liabilities and stockholders’ equity	$1,269,072	$1,481,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License and collaboration revenue	$307	$9,698	$32,535	$25,634
Operating expenses:
Research and development	110,110	109,769	309,730	310,343
General and administrative	31,519	26,740	97,895	81,539
Total operating expenses	141,629	136,509	407,625	391,882
Loss from operations	(141,322)	(126,811)	(375,090)	(366,248)
Other income (expense):
Change in fair value of derivative liabilities	4,700	(2,600)	3,000	1,900
Change in fair value of non-controlling equity investments	(1,021)	4,937	(667)	7,271
Change in fair value of contingent consideration liabilities	(2,856)	1,000	(2,547)	945
Gain on sale of equity method investment	—	—	455	—
Interest and other income (expense), net	6,094	10,903	23,448	33,093
Total other income (expense)	6,917	14,240	23,689	43,209
Net loss	$(134,405)	$(112,571)	$(351,401)	$(323,039)
Unrealized gain (loss) on marketable securities	(1,245)	780	(4,545)	111
Comprehensive loss	$(135,650)	$(111,791)	$(355,946)	$(322,928)
Net loss per common share, basic and diluted	$(1.28)	$(1.10)	$(3.38)	$(3.31)
Weighted-average common shares outstanding, basic and diluted	104,698,517	102,570,801	104,100,991	97,567,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	83,633,069	$836	$2,298,661	$679	$(1,566,631)	$733,545
Cumulative effect of adoption of ASU 2025-07	—	—	—	—	5,404	5,404
Purchase of common stock under ESPP	90,436	1	1,500	—	—	1,501
Issuance of common stock and pre-funded warrants, net of issuance costs of $30.8 million	16,151,686	162	470,316	—	—	470,478
Vesting of restricted common stock	607,196	6	(6)	—	—	—
Stock-based compensation	—	—	26,682	—	—	26,682
Exercise of common stock options	74,707	1	718	—	—	719
Other comprehensive income (loss)	—	—	—	(519)	—	(519)
Net loss	—	—	—	—	(108,330)	(108,330)
Balance at March 31, 2025	100,557,094	$1,006	$2,797,871	$160	$(1,669,557)	$1,129,480
Issuance of common stock and pre-funded warrants, net of issuance costs of $30.8 million	—	—	(4)	—	—	(4)
Vesting of restricted common stock	81,163	1	(1)	—	—	—
Stock-based compensation	—	—	24,367	—	—	24,367
Exercise of common stock options	120,491	1	1,754	—	—	1,755
Other comprehensive income (loss)	—	—	—	(150)	—	(150)
Net loss	—	—	—	—	(102,138)	(102,138)
Balance at June 30, 2025	100,758,748	$1,008	$2,823,987	$10	$(1,771,695)	$1,053,310
Purchase of common stock under ESPP	84,272	1	1,262	—	—	1,263
Vesting of restricted common stock	95,580	1	(1)	—	—	—
Stock-based compensation	—	—	22,747	—	—	22,747
Issuance of common stock for acquisition	403,128	4	6,711	—	—	6,715
Exercise of common stock options	18,037	—	412	—	—	412
Other comprehensive income (loss)	—	—	—	780	—	780
Net loss	—	—	—	—	(112,571)	(112,571)
Balance at September 30, 2025	101,359,765	$1,014	$2,855,118	$790	$(1,884,266)	$972,656

Beam Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	101,748,962	$1,017	$2,877,449	$1,111	$(1,641,219)	$1,238,358
Purchase of common stock under ESPP	74,518	1	1,509	—	—	1,510
Vesting of restricted common stock	720,697	7	(7)	—	—	—
Stock-based compensation	—	—	19,044	—	—	19,044
Exercise of common stock options	197,671	2	2,023	—	—	2,025
Other comprehensive income (loss)	—	—	—	(2,181)	—	(2,181)
Net loss	—	—	—	—	(94,318)	(94,318)
Balance at March 31, 2026	102,741,848	$1,027	$2,900,018	$(1,070)	$(1,735,537)	$1,164,438
Vesting of restricted common stock	74,578	1	(1)	—	—	—
Stock-based compensation	—	—	19,278	—	—	19,278
Exercise of common stock options	448,210	5	7,518	—	—	7,523
Other comprehensive income (loss)	—	—	—	(1,119)	—	(1,119)
Net loss	—	—	—	—	(122,678)	(122,678)
Balance at June 30, 2026	103,264,636	$1,033	$2,926,813	$(2,189)	$(1,858,215)	$1,067,442
Purchase of common stock under ESPP	66,473	1	1,367	—	—	1,368
Vesting of restricted common stock	71,724	—	—	—	—	—
Stock-based compensation	—	—	18,555	—	—	18,555
Exercise of common stock options	40,402	—	959	—	—	959
Other comprehensive income (loss)	—	—	—	(1,245)	—	(1,245)
Net loss	—	—	—	—	(134,405)	(134,405)
Balance at September 30, 2026	103,443,235	$1,034	$2,947,694	$(3,434)	$(1,992,620)	$952,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(351,401)	$(323,039)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,460	16,626
Amortization of investment discount (premiums)	(8,206)	(12,700)
Amortization of debt discount	206	—
In-process research and development charge	—	14,507
Stock-based compensation expense	56,877	73,796
Change in operating lease right-of-use assets	7,685	7,870
Change in fair value of derivative liabilities	(3,000)	(1,900)
Change in fair value of contingent consideration liabilities	2,547	(945)
Change in fair value of non-controlling equity investments	667	(7,271)
Loss (gain) on disposal of property and equipment	43	—
Gain on sale of equity method investment	(455)	—
Realized loss (gain) on sale of marketable securities	—	399
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(263)	4,452
Accounts payable	5,895	4,846
Accrued expenses and other liabilities	(15,335)	(6,613)
Operating lease liabilities	(10,615)	(10,005)
Deferred revenue	(6,659)	(21,597)
Other long-term liabilities	197	(239)
Net cash provided by (used in) operating activities	(305,357)	(261,813)
Investing activities
Purchases of property and equipment	(5,857)	(11,212)
Purchases of marketable securities	(444,339)	(848,754)
Maturities of marketable securities	566,992	624,456
Proceeds from sale of equity method investment	455	—
Proceeds from sale of marketable securities	—	5,743
Cash paid for acquisition, net	—	(78)
Net cash provided by (used in) investing activities	117,251	(229,845)
Financing activities
Proceeds from issuance of common shares and pre-funded warrants, net of issuance costs	—	470,513
Proceeds from issuances of stock under ESPP	2,878	2,764
Proceeds from exercise of stock options	10,507	2,886
Proceeds from the issuance of debt, net of fees paid to lender	93,886	—
Payments of debt issuance costs	(813)	—
Net cash provided by (used in) financing activities	106,458	476,163

Net change in cash, cash equivalents and restricted cash	(81,648)	(15,495)
Cash, cash equivalents and restricted cash—beginning of period	301,620	290,111
Cash, cash equivalents and restricted cash—end of period	$219,972	$274,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beam Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,160	$—

Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions in accounts payable and accrued expenses	$1,481	$3,126
Contingent consideration liabilities assumed in acquisition	$—	$7,715
Fair value of equity instruments issued in connection with acquisition	$—	$6,715

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

The Company has entered into an at the market sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of September 30, 2026, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by the Company. There were no shares sold under the Sales Agreement during the three and nine months ended September 30, 2026.

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

In December 2025, Bristol-Myers Squibb Company completed an acquisition, or the Acquisition, of Orbital Therapeutics, Inc., or Orbital. At the closing of the Acquisition, the Company held 75 million shares of Orbital common stock, which were cancelled and converted into $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows. During the nine months ended September 30, 2026, the Company received an additional $0.5 million related to the release of a portion of the escrow associated with the Acquisition. The Company may receive additional cash consideration in future periods upon the release of the remaining escrow amounts, if any, in accordance with the terms of the Acquisition.

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

Since its inception, the Company has incurred substantial losses and had an accumulated deficit of $2.0 billion as of September 30, 2026. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities as of September 30, 2026 of $1.0 billion will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The Company’s financing arrangements may include non-revolving delayed draw commitments. Fees paid in connection with obtaining such commitments are deferred and recorded as a loan commitment asset, which represents the Company’s contractual right to access future financing. The loan commitment asset is initially measured at fair value and is assessed for impairment at each reporting date. Upon the funding of a delayed draw term loan, the Company derecognizes the associated portion of the loan commitment asset and records it as a discount to the funded debt, which is amortized to interest expense over the term of the related loan using the effective interest method. If it becomes probable that all or a portion of a loan commitment will not be drawn, the related portion of the loan commitment asset is expensed immediately.

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

Recently adopted accounting pronouncements

The Company early adopted ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, or ASU 2025-07, in the fourth quarter of 2025 using a modified retrospective approach. The new guidance modifies Accounting Standards Codification Topic 815, Derivatives and Hedging, or Topic 815, to add a scope exclusion for contracts that are not traded on an exchange if the underlying variable on which the settlement is based relates to operations or activities specific to one of the parties to the contract. As a result, an existing contract that includes a settlement feature based on the Company’s operations or activities is now excluded from Topic 815 and will be accounted for in accordance with ASC 450, Contingencies, or ASC 450, whereby any settlements will be recognized as such obligations become probable and estimable. The adoption of ASU 2025-07 using a modified retrospective approach required the Company to adopt the standard as of January 1, 2025. Upon adoption, the Company recognized a cumulative-effect adjustment to remove the previously recognized derivative liability as of January 1, 2025, reducing the long-term portion of derivative liabilities by $5.4 million, with an offsetting adjustment to accumulated deficit. The previously reported statement of operations and comprehensive loss for the three and nine months ended September 30, 2025 has been adjusted to reflect this guidance, which reduced the previously reported net loss for the three and nine months ended September 30, 2025 by $0.2 million and $1.3 million, respectively, which had no impact on net loss per share for the three months ended September 30, 2025 and an impact of $0.01 per share for the nine months ended September 30, 2025. The adjustment had no impact on previously reported cash flows from operating, investing, or financing activities within the Company's condensed consolidated statements of cash flows. In accordance with ASC 450, no liability has been recognized for the contingent payments under the contract through September 30, 2026.

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

The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$213,267	$267,960
Restricted cash	6,705	6,656
Total cash, cash equivalents, and restricted cash	$219,972	$274,616

3. Property and equipment, net

Property and equipment consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Leasehold improvements	$112,094	$110,760
Lab equipment	81,858	77,038
Furniture and fixtures	4,836	4,836
Computer equipment	3,170	3,170
Construction in process	2,250	2,823
Total property and equipment	204,208	198,627
Less accumulated depreciation	(110,168)	(94,127)
Property and equipment, net	$94,040	$104,500

The following table summarizes depreciation expense incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$5,445	$5,560	$16,460	$16,626

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy at September 30, 2026 (in thousands):

	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$207,267	$207,267	$207,267	$—	$—
U.S. Treasury securities backed repurchase agreements	6,000	6,000	—	6,000	—
Marketable securities:
Commercial paper	315,944	315,944	—	315,944	—
Corporate notes	72,329	72,329	—	72,329	—
U.S. Treasury securities	408,922	408,922	—	408,922	—
U.S. Government securities	28,498	28,498	—	28,498	—
Corporate equity securities	4,913	4,913	4,913	—	—
Total assets	$1,043,873	$1,043,873	$212,180	$831,693	$—

Liabilities
Success payment liability – Harvard	$2,000	$2,000	$—	$—	$2,000
Success payment liability – Broad Institute	2,700	2,700	—	—	2,700
Contingent consideration liability milestones	7,213	7,213	—	—	7,213
Total liabilities	$11,913	$11,913	$—	$—	$11,913

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

As of September 30, 2026, the Company holds an investment in Prime Medicine, Inc., or Prime, consisting of 1,608,337 shares of Prime's common stock valued at $4.9 million, which is included in marketable securities in the condensed consolidated balance sheet.

Pursuant to ASC 825, Financial instruments, the Company records changes in the fair value of its investments in equity securities to other income (expense), in the Company’s condensed consolidated statements of operations.

The following table summarizes other income (expense) recorded due to changes in the fair value of corporate equity securities held (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other income (expense)	$(1,021)	$4,937	$(667)	$7,271

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

The following variables were incorporated in the calculation of the estimated fair value of the Harvard and Broad Institute success payment liabilities:

	Harvard		Broad Institute
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Fair value of common stock (per share)	$24.45	$27.72	$24.45	$27.72
Expected volatility	73%	71%	70%	75%
Expected term (years)	0.24-2.74	0.01-3.49	0.24-3.61	0.01-4.36

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

The following table reconciles the change in the fair value of success payment liabilities based on Level 3 inputs (in thousands):

	Nine Months Ended September 30, 2026
	Harvard	Broad Institute	Total
Balance at December 31, 2025	$3,300	$4,400	$7,700
Change in fair value	(1,300)	(1,700)	(3,000)
Balance at September 30, 2026	$2,000	$2,700	$4,700

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

The following variables were incorporated in the calculation of the estimated fair value of the contingent consideration liabilities:

Contingent consideration liability milestones
	September 30, 2026	December 31, 2025
Discount rate	10.40%	8.00%
Probability of achievement	2-32%	2-32%
Projected year of achievement	2027-2037	2026-2037

The following table reconciles the change in fair value of the contingent consideration liabilities based on level 3 inputs (in thousands):

Contingent consideration liability milestones
Balance at December 31, 2025	$8,666
Milestones achieved	(4,000)
Change in fair value	2,547
Balance at September 30, 2026	$7,213

5. Marketable securities

The following table summarizes the Company’s marketable securities held at September 30, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$316,639	$—	$(695)	$315,944
Corporate notes	72,501	—	(172)	72,329
U.S. Treasury securities	411,326	—	(2,404)	408,922
U.S. Government securities	28,661	—	(163)	28,498
Corporate equity securities	4,913	—	—	4,913
Total	$834,040	$—	$(3,434)	$830,606

The following table summarizes the Company’s marketable securities held at December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$304,861	$162	$(64)	$304,959
Corporate notes	149,928	128	(10)	150,046
U.S. Treasury securities	462,112	872	—	462,984
U.S. Government securities	26,673	23	—	26,696
Corporate equity securities	5,581	—	—	5,581
Total	$949,155	$1,185	$(74)	$950,266

The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2026 and December 31, 2025, the balance in accumulated other comprehensive (loss) income was comprised solely of activity related to marketable debt securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three or nine months ended September 30, 2026. During the three months ended September 30, 2025, Eli Lilly and Company, or Lilly, completed its acquisition of Verve Therapeutics, Inc., or Verve, and as a result, the Company received total proceeds of $5.7 million for its 546,970 shares of Verve. The sale resulted in a realized loss of $0.4 million, recorded in "Interest and other income (expense), net" in the Company's statements of operations and other comprehensive loss. There were no other realized gains or losses from the sale of marketable securities during the nine months ended September 30, 2025.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The contractual maturity dates of all the investments are less than one year.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Employee compensation and related benefits	$18,866	$29,342
Research costs	9,186	15,836
Professional fees	4,463	4,458
Process development and manufacturing costs	2,523	3,646
Other	5,062	1,985
Total	$40,100	$55,267

7. License and other agreements

The Company has various license agreements related to technology used in its research and development activities. The license agreements may include up-front payments, option fees, ongoing maintenance fees, sublicense fees, royalty-based payments, milestone payments, success-based payments, and other payments. Option fees, when applicable, are recognized when exercised; maintenance fees, sublicense fees, and other payments are recorded as incurred based on the estimated amounts due or that will ultimately be paid. Contingent payments that are not required to be accounted for as a derivative are recognized as incurred. As the success-based payments due under the Company’s license arrangements are derivatives, the change in the fair value of the success-based payments is recognized in a separate line item in the statement of operations and comprehensive loss, as discussed further below. There were no contingent obligations and non-royalty sublicense fees included in research and development expenses in the statement of operations and comprehensive loss for the three months ended September 30, 2026 and there was $5.0 million in contingent obligations and non-royalty sublicense fees included for the nine months ended September 30, 2026. There were no contingent obligations and non-royalty sublicense fees included in research and development expenses in the statement of operations and comprehensive loss for the three and nine months ended September 30, 2025.

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

In May 2021, the first success payment measurement occurred and amounts due to Harvard were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Harvard success payments of up to an additional $90.0 million. As of September 30, 2026, no success payments were due to Harvard.

The following table summarizes the Company’s success payment liability for Harvard (in thousands):

	September 30, 2026	December 31, 2025
Harvard success payment liability	$2,000	$3,300

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Harvard (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Change in fair value of Harvard success payment liability	$(2,300)	$1,200	$(1,300)	$(1,000)

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

In May 2021, the first success payment measurement occurred and amounts due to Broad Institute were calculated to be $15.0 million. The Company elected to make the payment in shares of the Company’s common stock and issued 174,825 shares of the Company’s common stock to settle this liability on June 10, 2021. The Company may owe Broad Institute success payments of up to an additional $90.0 million. As of September 30, 2026, no success payments were due to Broad Institute.

The following table summarizes the Company’s success payment liability for Broad Institute (in thousands):

	September 30, 2026	December 31, 2025
Broad Institute success payment liability	$2,700	$4,400

The following table summarizes the expense (income) resulting from the change in the fair value of the success payment liability for Broad Institute (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Change in fair value of Broad Institute success payment liability	$(2,400)	$1,400	$(1,700)	$(900)

Settlement agreement

On July 19, 2024, the Company entered into a settlement agreement with a research institution pursuant to which, in exchange for a release of claims in its favor, the Company agreed, among other things, to pay the research institution an upfront payment of $15.0 million and to make additional payments contingent upon the development and commercialization of BEAM-102 and BEAM-302. These contingent payments consist of certain development, regulatory, and sales-based milestone payments, as well as a 1% royalty on net sales through 2038. Any amounts due must be settled in cash. The maximum amount of development and regulatory milestone payments under the settlement agreement is $15.0 million, and the maximum amount of sales milestone payments is $35.0 million per program. The Company paid the $15.0 million upfront payment during the year ended December 31, 2024. During the three months ended September 30, 2026, the Company achieved and paid the first development milestone under the settlement agreement valued at $5.0 million. The Company determined that the recognition criteria under ASC 450 for the remaining development, regulatory and sales-based milestones were not met as the likelihood of a loss is not considered probable or estimable as of September 30, 2026 and therefore no related liability is recorded as of September 30, 2026.

8. Collaboration agreements

Eli Lilly and Company

In October 2023, the Company entered into a Transfer and Delegation Agreement, or the Lilly Agreement, with Lilly, pursuant to which Lilly acquired certain assets and other rights under the Company’s amended collaboration and license agreement, or the Verve Agreement, with Verve, including the Company’s opt-in rights to co-develop and co-commercialize Verve’s base editing programs for cardiovascular disease (see discussion below related to the Verve Agreement). The Company granted Lilly an exclusive sublicense to the Verve technology originally licensed to the Company under the Verve Agreement. Lilly also acquired the right to receive any future milestone or royalty payments payable by Verve under the Verve Agreement and the rights and obligations to designate representatives and participate on the joint steering committee with Verve. The Company received a $200.0 million nonrefundable upfront payment and is eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events. Through September 30, 2026, the Company has recognized and received a total of $50.0 million of milestone related revenue, including $25.0 million during the nine months ended September 30, 2026. There was no revenue recognized under the Lilly Agreement during the three and nine months ended September 30, 2025. As of September 30, 2026, there was no deferred revenue remaining related to the Lilly Agreement.

Apellis Pharmaceuticals and Biogen Inc.

In June 2021, the Company entered into a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, which was acquired by Biogen Inc., or Biogen, in May 2026, focused on the use of certain of the Company’s base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, the Company conducted preclinical research on six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis had an exclusive option to license any or all of the six programs, or in each case, an Opt-In Right, and collectively, the Opt-In Rights, and would assume responsibility for subsequent development. In 2025, Apellis notified the Company of its decision to opt-in to one of the six base editing programs. As a result of Apellis' decision to opt-in to the program, the Company received a cash opt-in fee of $3.8 million which was recognized as revenue during the year ended December 31, 2025. In September 2026, Biogen notified the Company of its decision to terminate its rights with respect to the FcRN base editing program, effective December 2026.

As part of the collaboration, the Company received a total of $75.0 million in upfront and near-term milestones from Apellis, which was comprised of $50.0 million received upon signing and an additional $25.0 million payment on June 30, 2022, the one-year anniversary of the effective date of the Apellis Agreement, or the First Anniversary Payment. Following any exercise of an Opt-In Right for any of the six programs, the Company was eligible to receive development, regulatory, and sales milestones from Apellis, as well as royalty payments on sales. The collaboration had an initial term of five years and could have been extended up to two years on a per year and program-by-program basis. Pursuant to the terms of the Apellis Agreement, the Company’s obligation to provide services concluded as of June 30, 2026 as Apellis did not elect to extend the agreement beyond the initial term.

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

The Company recognized revenue for each performance obligation as it was satisfied over the five-year term using an input method. The Company allocated the transaction price of $75.0 million to each of the six performance obligations, which included each of the six base editing programs combined with the research and development service, licenses, substitution rights and governance participation, and was recognized using an input method based on the actual costs incurred as a percentage of total estimated costs towards satisfying the performance obligation as this method provided the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to Apellis and represented the Company’s best estimate of the period of the obligation. The Company did not recognize any revenue related to the Apellis Agreement during the three months ended September 30, 2026 and recognized $7.2 million of revenue related to the Apellis Agreement during the nine months ended September 30, 2026. The Company recognized $7.6 million and $19.3 million of revenue related to the Apellis Agreement during the three and nine months ended September 30, 2025, respectively, which includes the $3.8 million of revenue related to Apellis' decision to opt-in to one of the six base editing programs. As of September 30, 2026, there was no remaining deferred revenue related to the Apellis Agreement.

9. Common stock and pre-funded common stock warrants

The Company has entered into the Sales Agreement with Jefferies pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock having aggregate gross proceeds of up to $1.1 billion. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of September 30, 2026, the Company has sold 13,769,001 shares of its common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by the Company. There were no shares sold under the Sales Agreement during the three and nine months ended September 30, 2026.

In March 2025, the Company closed an underwritten public offering of 16,151,686 shares of the Company’s common stock at a public offering price of $28.48 per share as well as pre-funded warrants to purchase 1,404,988 shares of the Company's common stock at a purchase price of $28.47 (representing the price of $28.48 per share minus the $0.01 per share exercise price of such pre-funded warrant). The pre-funded warrants are immediately exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire. After underwriting discounts and commissions and offering expenses, the Company received net proceeds from the offering of $470.5 million. No pre-funded warrants have been exercised through September 30, 2026.

10. Stock option and grant plan

2019 equity incentive plan

As of September 30, 2026, the Company had 18,238,095 shares reserved including 1,616,712 shares available for future issuance, pursuant to the Beam Therapeutics Inc. 2019 Equity Incentive Plan.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the condensed consolidated statements of operations and other comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$10,798	$13,840	$33,100	$44,405
General and administrative	7,757	8,907	23,777	29,391
Total stock-based compensation expense	$18,555	$22,747	$56,877	$73,796

Stock options

The following table provides a summary of stock option activity under the Company’s equity award plans:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2025	11,316,549	$35.68
Granted	2,685,956	28.33
Exercised	(686,283)	15.31
Forfeited	(583,603)	42.69
Outstanding at September 30, 2026	12,732,619	34.92
Exercisable as of September 30, 2026	8,206,874	$39.19

The weighted-average grant date fair value per share of stock options granted in the nine months ended September 30, 2026 was $20.20. As of September 30, 2026, there was $85.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.6 years.

Restricted stock

The Company issues shares of restricted common stock, including both restricted stock units and restricted stock awards. Restricted common stock issued generally vests over a period of two to four years.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted- average grant date fair value
Unvested as of December 31, 2025	2,543,852	$27.16
Issued	2,380,428	24.78
Vested	(866,999)	31.30
Forfeited	(231,437)	24.53
Unvested as of September 30, 2026	3,825,844	$24.90

At September 30, 2026, there was approximately $81.6 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 2.7 years.

2019 employee stock purchase plan

The Company issued 140,991 and 174,708 shares under the Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan, or ESPP, during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had 4,466,826 shares available for issuance under the ESPP.

Stock-based compensation recognized under the ESPP for the three and nine months ended September 30, 2026 was $0.3 million and $1.1 million, respectively. The Company recognized stock-based compensation under the ESPP of $0.4 million and $1.2 million for the three and nine months ended September 30, 2025, respectively.

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

	As of September 30,
	2026	2025
Unvested restricted stock	3,825,844	2,781,885
Outstanding options to purchase common stock	12,732,619	11,548,228
Total	16,558,463	14,330,113

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(134,405)	$(112,571)	$(351,401)	$(323,039)
Denominator:
Weighted average common shares outstanding, basic and diluted	104,698,517	102,570,801	104,100,991	97,567,229
Net loss per common share, basic and diluted	$(1.28)	$(1.10)	$(3.38)	$(3.31)

12. Income taxes

During the three and nine months ended September 30, 2026 and 2025, the Company recorded a full valuation allowance on federal and state deferred tax assets since there is insufficient evidence that the deferred tax assets are more likely than not realizable. The Company did not have any tax provision or benefit for the three and nine months ended September 30, 2026 or September 30, 2025.

13. Debt

Sixth Street Financing Agreement

On February 24, 2026, or the Closing Date, the Company entered into a financing agreement, or the Financing Agreement, with certain of its subsidiaries as guarantors party thereto, the lenders party thereto, or the Lenders, and Sixth Street Lending Partners, as the administrative agent and collateral agent for the Lenders. The Financing Agreement provides for the Credit Facility, consisting of (i) an initial draw of $100 million on the Closing Date, (ii) a potential additional $100 million draw upon the acceptance by the U.S. Food and Drug Administration, or FDA, of the Company’s biologics license application, or BLA, submission for risto-cel prior to a certain date, or the Delayed Draw A, (iii) a potential additional $100 million draw at the Company’s option upon the FDA’s approval of the risto-cel BLA prior to a certain date, or the Delayed Draw B, (iv) a potential additional $100 million draw at the Company’s option upon achieving a revenue target from sales of risto-cel prior to a certain date and (v) a potential additional $100 million draw subject to agreement among the Company and the Lenders. The Credit Facility matures on February 24, 2033, or the Maturity Date, and bears interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) plus 6.50% (subject to a 1.00% floor) or permits interest on a base rate plus a margin. As of September 30, 2026, the effective interest rate was 10.6%. Certain additional commitment, administrative, undrawn amount and facility fees are also payable in connection with the Credit Facility.

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

On the Closing Date, the Company drew down the initial $100.0 million of gross proceeds and paid initial fees of $6.9 million, inclusive of fees paid to the lender out of the gross proceeds of approximately $6.1 million and third-party legal fees of approximately $0.8 million. Amounts paid to lenders were accounted for as a debt discount and recorded as a direct reduction to the carrying amount of the loan. Third‑party legal fees were capitalized as debt issuance costs and similarly recorded as a reduction of the carrying amount of the debt.

The Financing Agreement contains certain embedded features requiring bifurcation under Topic 815, including contingent interest, mandatory prepayment provisions, and increased‑cost and capital adequacy indemnification clauses. However, no embedded derivatives were recorded as the fair value of such features was deemed immaterial as of issuance and as of September 30, 2026.

In connection with the delayed draw commitments, the Company recognized a loan commitment asset, or the Loan Commitment Asset, at its estimated fair value. The Loan Commitment Asset represents the Company’s contractual right to future financing and meets the definition of a financial asset. The fair value of the Loan Commitment Asset was included as part of the total proceeds allocated to the loan at issuance, resulting in a premium that is amortized as a reduction to interest expense over the life of the loan using the effective interest method. The Loan Commitment Asset of $7.1 million is classified as a noncurrent asset and is assessed for impairment at each reporting date.

Commitment fees on the undrawn delayed draw commitments accrue at a rate of 0.75% per annum on the undrawn amounts and are expensed as incurred as interest expense.

As of September 30, 2026, the carrying amount of the loan, net of unamortized debt discount and issuance costs, was approximately $100.4 million. No principal payments are due within the next five years as the principal balance is due on the February 24, 2033 Maturity Date. The loan is classified as a noncurrent liability, as no principal payments are due within the next twelve months.

The following table summarizes the Company’s outstanding debt liability (in thousands):

September 30, 2026
Initial term loan	$100,000
Final payment fee on initial term loan	4,000
Unamortized debt discount and issuance costs	(3,636)
Balance at September 30, 2026	$100,364

The following table summarizes components of the Company's debt related interest expense (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Cash interest expense	$2,602	$6,157
Amortization of debt issuance costs	106	206
Amortization of annual fee	14	32
Total interest expense related to debt	$2,722	$6,395

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

The table below provides information about the Company’s segment, including significant expenses, other segment items, certain other segment expenses, and a reconciliation to net income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License and collaboration revenue	$307	$9,698	$32,535	$25,634
Research and development expenses
External research and development expenses*	31,497	33,565	93,140	107,879
Employee related expenses*	32,242	27,636	97,064	84,502
General and administrative expenses
External general and administrative expenses*	9,447	6,589	32,374	18,265
Employee related expenses*	12,486	10,145	37,141	30,578
Facility and information technology related expenses*	16,358	15,116	46,237	44,076
Depreciation and amortization	5,445	5,560	16,460	16,626
Stock-based compensation	18,555	22,747	56,877	73,796
Interest and other income	(6,094)	(10,903)	(23,448)	(33,093)
Other segment items	14,776	11,814	28,091	6,044
Net income (loss)	$(134,405)	$(112,571)	$(351,401)	$(323,039)

* Denotes significant segment expense

Other segment items includes:

•
Change in fair value of derivative liabilities
•
Change in fair value of non-controlling equity investments
•
Change in fair value of contingent consideration liabilities
•
Milestone expense
•
License and sublicense fees
•
Gain on sale of equity method investment
•
In-process research and development charges

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

BEAM-302: In vivo LNP liver-targeting for AATD

BEAM-302 is an investigational liver-targeting LNP formulation of base editing reagents designed to offer a one-time treatment to correct the E342K point mutation (PiZZ genotype) predominantly responsible for the severe form of alpha-1 antitrypsin deficiency, or AATD. AATD is an inherited genetic disorder that can cause early onset emphysema and liver disease. The most severe form of AATD arises when a patient has a point mutation in both copies of the SERPINA1 gene at amino acid 342 position (E342K, also known as the PiZ mutation or the “Z” allele). This point mutation causes Alpha-1 antitrypsin, or AAT, protein to misfold, accumulating inside liver cells rather than being secreted, resulting in very low levels (10%-15%) of circulating AAT. In addition to resulting in lower levels, the PiZ AAT protein variant is also less enzymatically effective compared to wildtype AAT protein. As a consequence, the lung is left unprotected from neutrophil elastase, resulting in progressive, destructive changes in the lung, such as emphysema, which can result in the need for lung transplants. The mutant AAT protein also accumulates in the liver, causing liver inflammation and cirrhosis, which can ultimately cause liver failure or cancer requiring patients to undergo a liver transplant. It is estimated that approximately 100,000 individuals in the United States have two copies of the Z allele. There are currently no curative treatments for patients with AATD.

We are conducting a Phase 1/2 open label, dose exploration and dose expansion clinical trial of BEAM-302 for the treatment of AATD. The trial will evaluate the safety, tolerability, pharmacodynamics, pharmacokinetics and efficacy of BEAM-302. Part A of the trial is designed to evaluate AATD patients with lung disease, and Part B is designed to evaluate AATD patients with mild to severe liver disease with or without lung disease. As of August 17, 2026, 38 patients had been treated with BEAM-302 across Parts A and B.

In September 2026, we announced updated safety and efficacy data from the trial. The data included 29 patients treated with a single dose of BEAM-302 in the dose-escalation portion of the trial, including Part A (three patients treated with 15 mg, three patients treated with 30 mg, six patients treated with 60 mg, and nine patients treated with 75 mg) and Part B (three patients treated with 30 mg and five patients treated with 60 mg). Data from patients in the multi-dose cohort (three patients) and the Part A expansion cohort (six patients) were not included in this data. As of the June 24, 2026, data cutoff date, treatment with single-dose BEAM-302 was well tolerated with an acceptable safety profile in both Parts A and B. Mild-to-moderate infusion-related reactions, or IRRs, were the most common drug-related treatment-emergent adverse event, or TEAE, occurring in 41% of all patients. Transient and predominantly Grade 1 alanine transaminase, or ALT, and/or aspartate aminotransferase, or AST, elevations were also observed. One Part B patient with underlying AATD-related liver disease treated with 60 mg of BEAM-302 experienced transient Grade 3 ALT/AST elevations that were not accompanied by bilirubin increases and did not require treatment.

Treatment with BEAM-302 led to rapid and durable increases of total and functional AAT, decreases in mutant Z-AAT, and new production of corrected M-AAT. Data was consistent with the topline results announced in March 2026. Key data from the 29 efficacy evaluable patients as of the June 24, 2026, data cutoff date include the following:

•
A single dose of 60 mg of BEAM-302 led to sustained increases in total AAT above the 11 µM protective threshold. After treatment with a single dose of BEAM-302 in Part A, the steady-state circulating total AAT mean and median were 14.4 µM and 15.2 µM, respectively, compared to 5.0 µM at baseline. In the Part B 60 mg cohort, the post-treatment steady-state circulating total AAT mean and median were 13.5 µM and 13.8 µM, respectively, compared to 4.7 µM at baseline. Steady state is defined as the period beginning on a patient’s day 28 visit and lasting until that patient’s last visit. Circulating total AAT levels were measured using turbidimetry.
•
Increased total AAT in circulation was functional. Functional AAT levels increased in a dose-dependent manner up to 60 mg and were durable through follow-up.
•
Human neutrophil elastase activity levels, another measure of AAT function, decreased in a dose proportionate manner with BEAM-302 treatment, with more than 80% of patients in the Part A 60 mg cohort having at least one human neutrophil elastase activity measurement below the lower limit of quantification.
•
Mutant Z-AAT was durably and significantly reduced after treatment with BEAM-302, with an 84% reduction in circulating Z-AAT in both Part A and Part B 60 mg cohorts.
•
BEAM-302 also led to a significant decrease in circulating Z-AAT protein aggregates, referred to as Z-polymers, from baseline in the 60 mg cohort. Circulating Z-polymers have been shown to correlate with liver disease severity and to amplify lung inflammation by inducing neutrophil recruitment.
•
Evidence of AAT protein production under normal physiologic control was observed during an upper respiratory tract infection in a patient in the Part A 60 mg cohort.
•
Following treatment with BEAM-302, newly produced corrected M-AAT comprised the majority of AAT in circulation. The proportion of M-AAT at steady-state was 93% following treatment with 60 mg in both Part A and Part B, exceeding the approximately 80% M-AAT proportion associated with the MZ genotype.

Based on feedback from the FDA, we intend to pursue an accelerated approval pathway for BEAM-302 based on a primary endpoint of AAT biomarkers evaluated over 12 months, with 60 mg as the selected dose. To support a future BLA submission, we anticipate enrolling approximately 50 additional patients with AATD-associated lung disease, with or without liver disease, in an expansion of the ongoing open-label Phase 1/2 trial. Enrollment and dosing of patients in this global pivotal cohort are ongoing and we expect to complete dosing in this pivotal cohort in the first half of 2027.

BEAM-304: In vivo LNP liver-targeting for PKU

BEAM-304 is an investigational liver-targeting LNP formulation of base editing reagents designed to correct disease-causing mutations responsible for phenylketonuria, or PKU. PKU is an autosomal recessive disorder caused by mutations in the phenylalanine hydroxylase, or PAH, gene that prevents the body from metabolizing the amino acid phenylalanine, or Phe. Elevated levels of Phe may result in severe neurological and neurocognitive impairments. Patients are generally identified via newborn screening, with the standard of care involving a Phe-restricted diet, as well as medicines that manage Phe levels. Initially, we plan to develop BEAM-304 for the treatment of the two most prevalent variants found in PKU patients in the United States, with ongoing research effort to address the majority of the remaining mutations. In preclinical studies, administration of BEAM-304 resulted in the normalization of Phe levels in mice at therapeutically relevant doses, even when consuming a standard diet. In June 2026, we announced that the FDA cleared our investigational new drug, or IND, application for BEAM-304, and we have initiated clinical start-up activities for an open-label, dose-ascending, Phase 1/2 trial. The trial will initially evaluate safety, tolerability, and reduction of blood Phe levels in PKU patients with the R408W mutation, one of the most prevalent disease-causing mutations among patients with PKU in the United States, with a goal of establishing clinical proof of concept for base editing in PKU. We believe that learnings from this trial have the potential to provide a predictable path to accelerated development of BEAM-304 for additional mutations, including as a result of novel FDA frameworks for platform medicines. In October 2026, we nominated a third development candidate within the BEAM-304 program, targeting a third undisclosed PKU mutation. We are engaged in clinical start-up activities for the planned Phase 1/2 trial of BEAM-304 and we expect to initiate dosing in the Phase 1/2 trial in early 2027.

BEAM-301: In vivo LNP liver-targeting for GSDIa

BEAM-301 is an investigational liver-targeting LNP formulation of base editing reagents designed to correct the R83C mutation, the most prevalent disease-causing mutation for, and the mutation which results in the most severe form of, glycogen storage disease Ia, or GSDIa. GSDIa is an autosomal recessive disorder caused by mutations in the G6PC gene that disrupts a key enzyme, G6Pase, critical for maintaining glucose homeostasis. Inhibition of G6Pase activity results in low fasting blood glucose levels that can result in seizures and be fatal. Patients with this mutation typically require ongoing corn starch administration, without which they may enter into hypoglycemic shock within one to three hours.

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

In October 2026, we announced initial safety and efficacy data from the trial. As of the August 17, 2026 data cutoff date, six patients had been treated with a single intravenous infusion of BEAM-301, including three patients treated with 20 mg and three patients treated with 40 mg. BEAM-301 demonstrated an acceptable safety profile that was consistent with known risks associated with LNP-based therapies, with no dose-limiting toxicities, Grade 4 or 5 TEAEs or treatment discontinuations due to TEAEs reported. Dose-dependent improvements in time to fasting hypoglycemia were observed. Median time to fasting hypoglycemia increased from 2.9 hours at baseline to 4.3 hours at Day 36 in the 20 mg cohort, and from 2.5 hours at baseline to 15.0 hours at Day 36 in the 40 mg cohort. Two of three patients in the 40 mg cohort achieved the protocol-defined maximum controlled fasting duration of 15 hours, consistent with restored endogenous glucose production. During the 15-hour fasting challenges, blood glucose levels were generally maintained within the euglycemic range. The patient in the 40 mg cohort who did not reach the 15-hour maximum was compound heterozygous for R83C and had a higher body mass index. Reductions in prescribed daily starch intake were also observed following treatment with BEAM-301, with two of three patients in the 40 mg cohort achieving a 100% reduction in daily starch requirements and no longer requiring starch supplementation at their latest reported assessments.

Based on the safety and clinical findings observed to date, we are enrolling patients in a 60 mg cohort of the ongoing open-label Phase 1/2 dose-exploration study and plan to engage with the FDA regarding a potential path to a regulatory approval submission.

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

Apellis Pharmaceuticals and Biogen Inc.

We are party to a research collaboration agreement, or the Apellis Agreement, with Apellis Pharmaceuticals, Inc., or Apellis, which was acquired by Biogen Inc., or Biogen, in May 2026. The Apellis Agreement is focused on the use of our base editing technology to discover new treatments for complement system-driven diseases. Under the terms of the Apellis Agreement, we conducted preclinical research on six base editing programs that target specific genes within the complement system in various organs, including the eye, liver, and brain. Apellis had an exclusive option to license any or all of the six programs and would assume responsibility for subsequent development. In 2025, Apellis notified us of its decision to opt-in to the base editing program directed to FcRN. As a result of Apellis’ decision to opt-in to the program, we received a cash opt-in fee of $3.8 million during the year ended December 31, 2025. In September 2026, Biogen notified us of its decision to terminate its rights with respect to the FcRN base editing program, effective December 2026.

Verve Therapeutics and Eli Lilly and Company

We are party to a license agreement, or the Verve Agreement, with Verve Therapeutics, Inc., or Verve, pursuant to which we granted Verve exclusive worldwide licenses under our base editing technologies for human therapeutic applications against a total of three liver-mediated, cardiovascular disease targets, which consist of PCSK9, ANGPTL3 and an undisclosed target. In October 2023, we entered into a transfer and delegation agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which Lilly acquired certain assets and other rights under the Verve Agreement, including our opt-in rights to co-develop and co-commercialize each of Verve’s base editing programs. In addition, Lilly acquired the right to receive any future milestone or royalty payments payable to us under the Verve Agreement. Under the terms of the Lilly Agreement, we received a $200.0 million payment and are eligible to receive up to $350.0 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events, of which $50.0 million has been received through September 30, 2026. We recognized $25.0 million of revenue related to the achievement of a milestone event during the nine months ended September 30, 2026.

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

In December 2025, Bristol-Myers Squibb Company completed an acquisition of Orbital, or the Acquisition. At the closing of the Acquisition, we received $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows. During the nine months ended September 30, 2026, we received an additional $0.5 million related to the release of a portion of the escrow associated with the Acquisition. We may receive additional cash consideration in future periods upon the release of the remaining escrow amounts, if any, in accordance with the terms of the Acquisition.

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

We are a clinical-stage company, and our programs are at a preclinical or clinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products in the near future. Our revenue to date has been primarily derived from license and collaboration agreements with partners. Since inception we have incurred significant operating losses. Our net losses for the nine months ended September 30, 2026 and 2025 were $351.4 million and $323.0 million, respectively. As of September 30, 2026, we had an accumulated deficit of $2.0 billion. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our internal programs and collaborations as we continue our preclinical and clinical development of product candidates; advance additional product candidates toward clinical development; operate our cGMP facility in North Carolina; further develop our base editing platform; continue to make investments in delivery technology for our base editors; conduct research activities as we seek to discover and develop additional product candidates; maintain, expand, enforce, defend and protect our intellectual property portfolio; build our commercial function; and continue to hire research and development, clinical, technical operations and commercial personnel. In addition, we expect to continue to incur the costs associated with operating as a public company.

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

Revenue recognition

We have not generated any revenue to date from product sales and do not expect to do so in the near future. During the nine months ended September 30, 2026 and 2025, we recognized $32.5 million and $25.6 million of license and collaboration revenue, respectively, which is primarily related to our collaboration and license agreements with Lilly and Apellis.

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

•
the cost to obtain licenses to intellectual property, such as those with Harvard University, or Harvard, The Broad Institute, Inc., or Broad Institute, Editas Medicine, Inc., or Editas, and Kobe University (with respect to rights previously licensed from Bio Palette Co., Ltd., or Bio Palette), and related future payments should certain success, development and regulatory milestones be achieved;
•
expenses incurred in connection with the building of our base editing platform;
•
expenses to acquire in-process research and development with no alternative future use;
•
expenses incurred in connection with regulatory filings;
•
laboratory supplies and research materials; and
•
facilities, depreciation and other expenses which include direct and allocated expenses.

Our external research and development expenses support our various preclinical and clinical programs. Our internal research and development expenses consist of employee related expenses, facility-related expenses, and other indirect research and development expenses incurred in support of overall research and development. We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the benefits are consumed.

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

Other income and expense

Other income and expense consist of the following items:

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
•
Change in fair value of contingent consideration liabilities consists of gains or losses resulting from the remeasurement of the fair value of the milestone payments associated with our contingent consideration liabilities from acquisitions.
•
Gain on sale of equity method investment consists of consideration received from the sale of equity method investments.
•
Interest and other income (expense), net consists primarily of interest income from our investments in fixed income securities as well as interest expense related to our financing agreement with Sixth Street Lending Partners.

Results of operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
License and collaboration revenue	$307	$9,698	$(9,391)
Operating expenses:
Research and development	110,110	109,769	341
General and administrative	31,519	26,740	4,779
Total operating expenses	141,629	136,509	5,120
Loss from operations	(141,322)	(126,811)	(14,511)
Other income (expense):
Change in fair value of derivative liabilities	4,700	(2,600)	7,300
Change in fair value of non-controlling equity investments	(1,021)	4,937	(5,958)
Change in fair value of contingent consideration liabilities	(2,856)	1,000	(3,856)
Interest and other income (expense), net	6,094	10,903	(4,809)
Total other income (expense)	6,917	14,240	(7,323)
Net loss	$(134,405)	$(112,571)	$(21,834)

License and collaboration revenue

License and collaboration revenue was $0.3 million and $9.7 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in revenue of $9.4 million is due to changes in the level of research activities on our license and collaboration programs.

Research and development expenses

Research and development expenses were $110.1 million and $109.8 million for the three months ended September 30, 2026 and 2025, respectively. The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Employee related expenses	$32,242	$27,636	$4,606
External research and development expenses	30,472	33,487	(3,015)
Facility and information technology related expenses	19,983	19,576	407
Stock-based compensation expense	10,798	13,840	(3,042)
In-process research and development expenses	—	14,507	(14,507)
Other expense (income)	16,615	723	15,892
Total research and development expenses	$110,110	$109,769	$341

The increase of $0.3 million was primarily due to the following:

•
An increase of $15.9 million of other expenses driven by milestone activity;
•
An increase of $4.6 million of employee related expenses due to the increase in research and development employees from 397 as of September 30, 2025 to 429 as of September 30, 2026; and
•
An increase of $0.4 million of facility and information technology related expenses, including depreciation, related to our leased facilities.

The increase was partially offset by the following:

•
A decrease of $14.5 million of in-process research and development expenses;
•
A decrease of $3.0 million in external research and development expenses driven by a decrease of $4.0 million in outsourced services, primarily due to the timing of manufacturing and clinical activities, partially offset by an increase in lab supply expenses of $1.0 million due to an increase in research activities when compared to the prior year period; and

•
A decrease of $3.0 million in stock-based compensation driven by the expense recognized on additional one-time stock awards granted in prior years for which there was no equivalent expense in the three months ended September 30, 2026.

General and administrative expenses

General and administrative expenses were $31.5 million and $26.7 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $4.8 million was primarily due to the following:

•
An increase of $5.6 million in employee related costs due to the growth in general and administrative employees from 113 as of September 30, 2025 to 128 as of September 30, 2026 and expenses related to consultants; and
•
An increase of $0.7 million in other expenses.

The increase in general and administrative expenses was partially offset by the following:

•
A decrease of $1.2 million in stock-based compensation driven by the expense recognized on additional one-time stock awards granted in prior years for which there was no equivalent expense in the three months ended September 30, 2026; and
•
A decrease of $0.3 million in legal expenses.

Change in fair value of derivative liabilities

During the three months ended September 30, 2026 and 2025, we recorded $4.7 million of other income and $2.6 million of other expense, respectively, primarily related to the change in fair value of success payment liabilities, driven by changes in the price of our common stock over the related periods.

Change in fair value of non-controlling equity investments

During the three months ended September 30, 2026 and 2025, we recorded $1.0 million of other expense and $4.9 million of other income, respectively, as a result of changes in the fair value of our investment in Prime common stock and the sale of Verve's common stock.

Change in fair value of contingent consideration liabilities

During the three months ended September 30, 2026 and 2025, we recorded $2.9 million of other expense and $1.0 million of other income, respectively, related to the change in fair value of the milestone payments related to our contingent consideration liabilities.

Interest and other income (expense), net

Interest and other income (expense), net was $6.1 million and $10.9 million of income for the three months ended September 30, 2026 and 2025, respectively.

Results of operations

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
License and collaboration revenue	$32,535	$25,634	$6,901
Operating expenses:
Research and development	309,730	310,343	(613)
General and administrative	97,895	81,539	16,356
Total operating expenses	407,625	391,882	15,743
Loss from operations	(375,090)	(366,248)	(8,842)
Other income (expense):		—
Change in fair value of derivative liabilities	3,000	1,900	1,100
Change in fair value of non-controlling equity investments	(667)	7,271	(7,938)
Change in fair value of contingent consideration liabilities	(2,547)	945	(3,492)
Gain on sale of equity method investment	455	—	455
Interest and other income (expense), net	23,448	33,093	(9,645)
Total other income (expense)	23,689	43,209	(19,520)
Net loss	$(351,401)	$(323,039)	$(28,362)

License and collaboration revenue

License and collaboration revenue was $32.5 million and $25.6 million for nine months ended September 30, 2026 and 2025, respectively. The increase in revenue of $6.9 million is driven primarily by the recognition of $25.0 million of revenue related to a milestone achieved under the Lilly Agreement during the nine months ended September 30, 2026, partially offset by a decrease in revenue due to the level of research activities on our license and collaboration programs.

Research and development expenses

Research and development expenses were $309.7 million and $310.3 million for the nine months ended September 30, 2026 and 2025, respectively. The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Employee related expenses	$97,064	$84,502	$12,562
External research and development expenses	91,804	107,641	(15,837)
Facility and information technology related expenses	58,105	57,400	705
Stock-based compensation expense	33,100	44,405	(11,305)
In-process research and development expenses	—	14,507	(14,507)
Other expense (income)	29,657	1,888	27,769
Total research and development expenses	$309,730	$310,343	$(613)

The decrease of $0.6 million was primarily due to the following:

•
A decrease of $15.8 million in external research and development expenses driven by a decrease of $18.0 million in outsourced services, primarily due to the timing of manufacturing and clinical activities, offset by an increase in lab supply expenses of $2.2 million due to an increase in research activities when compared to the prior year period;
•
A decrease of $14.5 million of in-process research and development expenses; and
•
A decrease of $11.3 million in stock-based compensation driven by the expense recognized on additional one-time stock awards granted in prior years for which there was no equivalent expense in the nine months ended September 30, 2026.

The decrease was partially offset by the following:

•
An increase of other expenses of $27.8 million driven primarily by milestone and non-royalty sublicense activity;
•
An increase of $12.6 million of employee related expenses due to the increase in research and development employees from 397 as of September 30, 2025 to 429 as of September 30, 2026; and
•
An increase of $0.7 million in facility and information technology related expenses, including depreciation, related to our leased facilities.

General and administrative expenses

General and administrative expenses were $97.9 million and $81.5 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $16.4 million was primarily due to the following:

•
An increase of $13.7 million in employee related costs due to the growth in general and administrative employees from 113 as of September 30, 2025 to 128 as of September 30, 2026 and expenses related to consultants;
•
An increase of $6.3 million in legal expenses; and
•
An increase of $2.0 million in other expenses.

The increase in general and administrative expenses was partially offset by the following:

•
A decrease of $5.6 million in stock-based compensation driven by the expense recognized on additional one-time stock awards granted in prior years for which there was no equivalent expense in the nine months ended September 30, 2026.

Change in fair value of derivative liabilities

During the nine months ended September 30, 2026 and 2025, we recorded $3.0 million and $1.9 million of other income, respectively, related to the change in fair value of success payment liabilities, driven by changes in the price of our common stock over the related periods.

Change in fair value of non-controlling equity investments

During the nine months ended September 30, 2026 and 2025, we recorded $0.7 million of other expense and $7.3 million of other income, respectively, as a result of changes in the fair value of our investment in Prime common stock and the sale of Verve's common stock.

Change in fair value of contingent consideration liabilities

During the nine months ended September 30, 2026 and 2025, we recorded $2.5 million of other expense and $0.9 million of other income, respectively, related to the change in fair value of the milestone payments related to our contingent consideration liabilities.

Gain on sale of equity method investment

In 2025, Bristol-Myers Squibb Company completed the Acquisition of Orbital. At the closing of the Acquisition, we held 75 million shares of Orbital common stock, which were cancelled and converted into $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows. During the nine months ended September 30, 2026, we received $0.5 million of additional cash consideration upon release of certain escrows related to the Acquisition. We may receive additional cash consideration in future periods upon the release of the remaining escrow amounts, if any, in accordance with the terms of the Acquisition.

Interest and other income (expense), net

Interest and other income (expense), net was $23.4 million and $33.1 million of income for the nine months ended September 30, 2026 and 2025, respectively.

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

We have entered into the Sales Agreement with Jefferies pursuant to which we are entitled to offer and sell, from time to time at prevailing market prices, shares of our common stock having aggregate gross proceeds of up to $1.1 billion. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of September 30, 2026, we have sold 13,769,001 shares of common stock under the Sales Agreement at an average price of $62.75 per share for aggregate gross proceeds of $864.0 million, before deducting commissions and offering expenses payable by us. There were no shares sold under the Sales Agreement during the nine months ended September 30, 2026.

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

In December 2025, Bristol-Myers Squibb Company completed the Acquisition of Orbital. At the closing of the Acquisition, we received $255.1 million in closing cash consideration, plus the right to receive up to approximately $26.3 million in additional cash consideration upon the release, if any, of certain escrows. During the nine months ended September 30, 2026, we received an additional $0.5 million related to the release of a portion of the escrow associated with the Acquisition. We may receive additional cash consideration in future periods upon the release of the remaining escrow amounts, if any, in accordance with the terms of the Acquisition.

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

As of September 30, 2026, we had $1.0 billion in cash, cash equivalents, and marketable securities, which we expect will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$(305,357)	$(261,813)
Net cash provided by (used in) investing activities	117,251	(229,845)
Net cash provided by (used in) financing activities	106,458	476,163
Net change in cash, cash equivalents and restricted cash	$(81,648)	$(15,495)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $305.4 million, including our net loss of $351.4 million, decreases in accrued expenses and other liabilities of $15.3 million, operating lease liabilities totaling $10.6 million and deferred revenue of $6.7 million and an increase in prepaid expenses and other current assets of $0.3 million. In addition, noncash items, including the amortization of investment premiums of $8.2 million, a decrease in the fair value of derivative liabilities of $3.0 million and the gain on sale of equity method investment of $0.5 million also contributed to net cash used in operating activities.

These uses of cash were partially offset by an increase in accounts payable of $5.9 million and an increase in other long-term liabilities of $0.2 million. In addition, we recorded noncash items consisting of stock-based compensation expense of $56.9 million, depreciation and amortization expense of $16.5 million, a decrease in operating lease right-of-use assets of $7.7 million, an increase in the fair value of contingent consideration liabilities of $2.5 million, a decrease in the fair value of non-controlling equity investments of $0.7 million and amortization of debt discount of $0.2 million.

Net cash used in operating activities for the nine months ended September 30, 2025 was $261.8 million, including our net loss of $323.0 million, decreases in accrued expenses and other liabilities of $6.6 million, deferred revenue of $21.6 million, operating lease liabilities totaling $10.0 million and a decrease in other long-term liabilities of $0.2 million. In addition, noncash items, including the amortization of investment premiums of $12.7 million, a net decrease in the fair value of derivative liabilities of $1.9 million and an increase in the fair value of non-controlling equity investments of $7.3 million also contributed to net cash used in operating activities.

These uses of cash were partially offset by an increase in accounts payable of $4.8 million and a decrease of $4.5 million in prepaid expenses and other current assets. In addition, we recorded noncash items consisting of in-process research and development charges of $14.5 million, stock-based compensation expense of $73.8 million, depreciation and amortization expense of $16.6 million, a decrease in operating lease right-of-use assets of $7.9 million, a net increase of $0.9 million in the fair value of our contingent consideration liabilities and a realized loss of $0.4 million on our sale of marketable securities.

Investing activities

For the nine months ended September 30, 2026, cash provided by investing activities consisted of net maturities of marketable securities of $122.7 million and proceeds from the sale of equity method investments of $0.5 million, offset slightly by purchases of property and equipment of $5.9 million.

For the nine months ended September 30, 2025, cash used in investing activities consisted of net purchases of marketable securities of $224.3 million, purchases of property and equipment of $11.2 million, proceeds from sales of marketable securities of $5.7 million and the payment of $0.1 million of equity issuance costs associated with our acquisition of an early-stage life sciences company.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2026 consisted of $93.1 million of proceeds from our Credit Facility, net of $0.8 million in debt issuance costs paid, $10.5 million of proceeds from the exercise of stock options and $2.9 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan.

Net cash provided by financing activities for the nine months ended September 30, 2025 consisted of $470.5 million of proceeds from the March 2025 issuance of common stock and pre-funded warrants, $2.8 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan and $2.9 million of proceeds from the exercise of stock options.

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

We expect that our cash, cash equivalents and marketable securities at September 30, 2026 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of issuance of our accompanying condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we may exhaust our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

We lease certain assets under noncancelable operating and finance leases. The leases relate primarily to office space and laboratory space. As of September 30, 2026, aggregate future minimum commitments under these office and laboratory leases are $191.7 million, of which $6.3 million will be payable in 2026. These minimum lease payments exclude our share of the facility operating expenses, real estate taxes and other costs that are reimbursable to the landlord under the leases.

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

During the nine months ended September 30, 2026, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K other than our Financing Agreement with Sixth Street detailed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $1.0 billion, which consisted of cash, money market funds, commercial paper and corporate and government securities. Our cash and cash equivalents are primarily maintained in accounts with multiple financial institutions in the United States. At times, we may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the sections titled “Risk Factors Summary” and “Item 1A. Risk Factors” in the 2025 Form 10-K, which could materially affect our business, financial condition or future results. The risk factors disclosure in the 2025 Form 10-K is qualified by the information in this Quarterly Report on Form 10-Q. The risks described in the 2025 Form 10–K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

We have in-licensed a number of issued U.S. patents and patent applications that cover base editing and gene targeting technologies, as well as our delivery platform technology. We have applied for provisional patent applications or Patent Cooperation Treaty, or PCT, applications intended to specifically cover our base editing platform technology and uses with respect to treatment of particular diseases and conditions, and currently own twelve issued U.S. patents. We have applied for provisional patent applications or PCT applications intended to specifically cover our delivery platform technology, and currently own sixissued U.S. patents ~~but do not currently own any issued U.S. patents~~. Each U.S. provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the intentions disclosed in the associated provisional patent applications. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect our base editing platform technology, delivery platform technology or our product candidates, or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable. Any failure to obtain or maintain patent protection with respect to our base editing platform technology, delivery platform technology and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Bethany Cavanagh (Senior Vice President, Finance)	Adoption (September 17, 2026)	Rule 10b5-1 trading arrangement	Sale	Until September 17, 2027, or such earlier date upon which all transactions are completed or expire without execution.	Up to 25,904 shares

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fourth Amended Certificate of Incorporation of Beam Therapeutics Inc.	8-K	001-39208	02/11/2020	3.1

3.2	Second Amended and Restated Bylaws of Beam Therapeutics Inc.	10-K	001-39208	02/28/2023	3.2

10.1+	Second Amended and Restated Beam Therapeutics Inc. 2019 Employee Stock Purchase Plan	10-Q	001-39208	08/04/2026	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

BEAM THERAPEUTICS INC.

Date: November 3, 2026	By:	/s/ John Evans
John Evans
Chief Executive Officer
(Principal executive officer)

BEAM THERAPEUTICS INC.

Date: November 3, 2026	By:	/s/ Sravan Emany
Sravan Emany
Chief Financial Officer
(Principal financial officer)